Form 10-Q
period 2014-03-31
Moelis & Co
filed 2014-05-22
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36418

Moelis & Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4500216 (I.R.S. Employer Identification No.)
399 Park Avenue, 5th Floor, New York NY (Address of principal executive offices)	10022 (Zip Code)

(212) 883-3800
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        At May 16, 2014, there were 15,159,961 shares of Class A common stock, par value $0.01 per share, and 36,158,698 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Combined Financial Statements (Unaudited)*

*
The condensed combined financial statements reflect the historical results of operations and financial position of the Advisory business (the "Company," "we," "our," or "us") of Moelis & Company Holdings LP (the "Parent" or "Old Holdings") for all periods presented. Accordingly, the historical financial statements do not reflect what the results of operations and financial position of the Company would have been had the Company been a stand-alone, public company for the periods presented.

The Company has operated in the U.S. through various limited liability companies and partnerships. As a result, the Company's income has generally not been subject to U.S. federal income taxes. Taxes related to income earned by limited liability companies and partnerships represent obligations of the individual partners. Income taxes shown on the Company's historical condensed combined statements of operations are primarily attributable to taxes incurred in non-U.S. entities and to New York City unincorporated business tax attributable to the Company's operations apportioned to New York City. Unaudited pro forma taxes based on the reorganization and initial public offering ("IPO") are provided within the unaudited pro forma financial information (See Item 1A).

The condensed combined financial statements of the Company include only those accounts attributable to the advisory business of the Company's Parent ("Advisory business" or "Advisory operations") and includes certain expense allocations from the Company's Parent. There is currently no separate capital structure for the combined Advisory business. Accordingly, the Company has not presented historical earnings per unit of the combined entities. Unaudited pro forma earnings per share, based on the reorganization, is provided within the Unaudited Pro Forma Combined Statement of Operations Information section of the condensed combined financial statements.

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Condensed Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands)

	Pro Forma March 31, 2014 (Note 4)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$48,866	$263,366	$303,024
Restricted cash	799	799	792
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,728 and $773 as of 2014 and 2013, respectively	29,341	29,341	28,784
Other receivables, net of allowance for doubtful accounts of $723 and $1,080 as of 2014 and 2013, respectively	5,559	5,559	6,559

Total receivables	34,900	34,900	35,343
Deferred compensation	9,344	9,344	3,495
Investments at fair value (cost basis $69,066 as of 2013)	—	—	68,141
Investment in joint venture	15,657	15,657	12,481
Equipment and leasehold improvements, net	5,347	5,347	5,156
Deferred tax asset	5,071	1,315	1,315
Prepaid expenses and other assets	19,707	19,707	13,716

Total assets	$139,691	$350,435	$443,463

Liabilities and Parent Company Equity
Compensation payable	35,092	35,092	104,527
Accounts payable and accrued expenses	14,649	14,649	14,262
Deferred revenue	8,135	8,135	6,838
Other liabilities	8,736	8,736	8,466

Total liabilities	66,612	66,612	134,093

Commitments and Contingencies (See Note 10)
Parent company investment	—	282,896	308,444
Accumulated other comprehensive income	927	927	926
Class A common stock, par value $0.01 per share	77	—	—
Class B common stock, par value $0.01 per share	362	—	—
Additional paid-in-capital	15,006	—	—
Noncontrolling interests	56,707	—	—

Total parent company equity	73,079	283,823	309,370

Total liabilities and parent company equity	$139,691	$350,435	$443,463

See notes to the condensed combined financial statements (unaudited).

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Condensed Combined Statements of Operations

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Revenues	$114,517	$59,845
Expenses
Compensation and benefits	70,441	43,582
Occupancy	3,304	3,584
Professional fees	3,335	3,007
Communication, technology and information services	3,774	3,166
Travel and related expenses	5,085	4,763
Depreciation and amortization	575	584
Other expenses	4,068	1,936

Total expenses	90,582	60,622

Operating income (loss)	23,935	(777)
Other income and expenses	19	105
Income (loss) from equity method investment	(1,220)	1,418

Income before income taxes	22,734	746
Provision for income taxes	642	35

Net income	$22,092	$711

Pro Forma Combined Statement of Operations Information
(Note 4)

Income before income taxes	$22,734
Pro forma provision for income taxes	(2,035)

Pro forma net income	20,699
Pro forma net income attributable to noncontrolling interests	18,451

Pro forma net income attributable to common shareholders	$2,248

Net income per share of Class A common stock—basic and diluted	$0.29

Weighted average shares of Class A common stock outstanding—basic and diluted	7,699,851

See notes to the condensed combined financial statements (unaudited).

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Condensed Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$22,092	$711
Foreign currency translation adjustment, net of tax	1	(1,933)

Other comprehensive income (loss)	1	(1,933)

Comprehensive income (loss)	$22,093	$(1,222)

See notes to the condensed combined financial statements (unaudited).

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Condensed Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$22,092	$711
Adjustments to reconcile combined net income to net cash provided by (used in) operating activities:
Bad debt expense	1,022	458
Depreciation and amortization	575	584
Amortization of compensation associated with acquisition	—	205
(Income) loss from equity method investment	1,220	(1,418)
Equity-based compensation	11,010	12,526
Other	(540)	361
Changes in assets and liabilities:
Accounts receivable	(1,432)	15,614
Other receivables	241	(6,699)
Prepaid expenses and other assets	(6,009)	(757)
Deferred compensation	(5,823)	(1,840)
Compensation payable	(69,507)	(108,374)
Accounts payable and accrued expenses	364	(743)
Deferred revenue	1,277	2,148
Dividends received	—	2,375
Other liabilities	271	1,497

Net cash provided by (used in) operating activities	(45,239)	(83,352)

Cash flows from investing activities
Purchase of investments	(16,999)	(16,996)
Proceeds from sales of investments	83,237	118,143
Investment in joint venture	(4,180)	—
Note payments received from employees	686	383
Purchase of equipment and leasehold improvements	(717)	(385)
Change in restricted cash	(1)	(1)

Net cash provided by (used in) investing activities	62,026	101,144

Cash flows from financing activities
Tax distributions to Parent for partners	(39,188)	(28,873)
Other cash contributions from (distributions to) Parent	(17,240)	1,143

Net cash provided by (used in) financing activities	(56,428)	(27,730)

Effect of exchange rate fluctuations on cash and cash equivalents	(17)	(1,625)
Net increase (decrease) in cash and cash equivalents	(39,658)	(11,563)
Cash and cash equivalents, beginning of year	303,024	185,623

Cash and cash equivalents, end of year	$263,366	$174,060

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$1,712	$900
Investing activities
Non-cash distribution to Parent	$2,904	$—

See notes to the condensed combined financial statements (unaudited).

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Condensed Combined Statements of Changes in Parent Company Equity

(Unaudited)

(dollars in thousands)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance as of January 1, 2013	$259,945	$163	$260,108
Net income	711	—	711
Other comprehensive income (loss)	—	(1,933)	(1,933)
Net cash distibutions to Parent	(27,730)	—	(27,730)
Equity-based compensation	12,526	—	12,526
Equity-based contributions to joint venture and Parent's advisory board	523	—	523

Balance as of March 31, 2013	$245,975	$(1,770)	$244,205

Balance as of January 1, 2014	$308,444	$926	$309,370
Net income	22,092	—	22,092
Other comprehensive income	—	1	1
Net cash distributions to Parent	(56,428)	—	(56,428)
Equity-based compensation	11,010	—	11,010
Equity-based contributions to joint venture and Parent's advisory board	682	—	682
Other non-cash distributions	(2,904)	—	(2,904)

Balance as of March 31, 2014	$282,896	$927	$283,823

See notes to the condensed combined financial statements (unaudited).

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying condensed combined financial statements include the historical carved out accounts and operations of the Advisory business (the "Company," "we," "our," or "us") of Moelis & Company Holdings LP (the "Parent" or "Old Holdings"). The Parent is a Delaware limited partnership that commenced operations originally as a limited liability company on May 1, 2007 and was converted to a limited partnership on July 1, 2011. The general partner of the Parent is Moelis & Company Holdings GP LLC. The sole member of Moelis & Company Holdings GP LLC is Moelis & Company Manager LLC ("Manager"), which is wholly-owned by certain co-founding partners. The Company's activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

        In April of 2014, Old Holdings reorganized its business in connection with an initial public offering ("IPO") of 7,475,000 shares of Moelis & Company Class A common stock. The details of the reorganization and IPO are described further in Note 4 and in the combined financial statements of the Advisory Operations of Moelis & Company Holdings LP in Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC") effective April 15, 2014 ("the Registration Statement"). The interim financial information provided in the accompanying condensed combined financial statements represents the results of operations and financial condition of the Company prior to the reorganization.

        Basis of Presentation—The condensed combined financial statements of the Company include only those accounts attributable to the Advisory business which include certain accounts and allocations from the Parent and the following subsidiaries:

  •
  Moelis & Company LLC ("Moelis"), a Delaware limited liability company, a registered broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority ("FINRA").

  •
  Moelis & Company International Holdings LLC ("Moelis International"), a Delaware limited liability company, owns the following entities:

  •
  Moelis & Company UK LLP ("Moelis UK"), a limited liability partnership registered under the laws of England and Wales. In addition to the United Kingdom, Moelis UK maintains operations through the following subsidiaries and branches:

  •
  Moelis & Company France SAS (French subsidiary)

  •
  Moelis & Company Europe Limited, Frankfurt am Main (German branch)

  •
  Moelis & Company UK LLP, DIFC (Dubai branch)

  •
  50% of Moelis Australia Holdings PTY Limited ("Moelis Australia Holdings", or the "Australian JV"), a joint venture with Magic Trust Trustee PTY Limited (the "Trust").

  •
  Moelis & Company Asia Limited ("Moelis Asia"), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

    advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through Moelis & Company Consulting (Beijing) Company Limited.

  •
  Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Company prepared the accompanying condensed combined financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed combined financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed combined financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed combined financial statements. These unaudited condensed combined financial statements should be read in conjunction with the combined audited financial statements for the year ended December 31, 2013 included in the Company's Registration Statement.

        Use of Estimates—The preparation of condensed combined financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

        In preparing the condensed combined financial statements, management makes estimates and assumptions regarding:

  •
  the adequacy of the allowance for doubtful accounts;

  •
  the realization of deferred taxes;

  •
  the measurement of equity-based compensation; and

  •
  other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

        Expense Allocations—In addition to the revenues, expenses, assets and liabilities that are specifically identifiable to the Company, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. For the three months ended March 31, 2014 and 2013, $2,316 and $2,461, respectively, of occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of the Parent. For the three months ended March 31, 2014 and 2013, $2,745 and

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$2,303 respectively, of communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company. Management believes the assumptions and allocations underlying the condensed combined financial statements are reasonable, and the allocated amounts are representative of the amounts that would have been recorded in the condensed combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        All intercompany balances and transactions within the Company have been eliminated.

        Cash and Cash Equivalents—Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

        As of March 31, 2014, the Company had cash equivalents of $236,970 (December 31, 2013: $260,825) invested primarily in U.S. Treasury Bills and government securities money market funds. Additionally, as of March 31, 2014, the Company had cash of $26,396 (December 31, 2013: $42,199) maintained in U.S. and non-U.S. bank accounts, of which some account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $799 and $792 as of March 31, 2014 and December 31, 2013, respectively, in restricted collateral accounts deposited in connection with corporate credit card programs.

        Receivables—The accompanying condensed combined statements of financial condition presents accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

        The Company maintains an allowance for doubtful accounts that, in management's opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company.

        After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This is determined based on several factors including the age of the accounts receivable and the credit worthiness of the customer. This has the effect of reducing both the gross receivable and the allowance for doubtful accounts.

        Deferred Compensation—Deferred compensation costs represent arrangements with certain employees whereby cash payments are subject to a required period of service subsequent to payment by the Company. These amounts are charged to expenses over the period that the employee is required to provide services in order to vest in the payment.

        Financial Instruments at Fair Value—Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors,

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

        Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

  Level 1—Quoted prices (unadjusted) are available in active markets for identical instruments that the Company has the ability to access as of the reporting date. The Company, to the extent that it holds such instruments, does not adjust the quoted price for these instruments, even in situations in which the Company holds a large position and a sale could reasonably affect the quoted price.

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

  Level 3—Pricing inputs are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company's management.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the instrument.

        For level 3 investments in which pricing inputs are unobservable and limited market activity exists, management's determination of fair value is based on the best information available, may incorporate management's own assumptions and involves a significant degree of judgment.

        Investment in Joint Venture—The Company accounts for its investment in Moelis Australia Holdings under the equity method of accounting as the Company does not control the entity but jointly controls Moelis Australia Holdings with the Trust. The Company reflects its investment in investment in joint venture on the accompanying condensed combined statements of financial condition. In connection with this investment, the Company acquired a call option to purchase the remaining 50% interest in Moelis Australia Holdings. Also, in connection with the investment, the Company granted a put option enabling the key senior Australian executive to sell his remaining shares in Moelis Australia Holdings back to the Company upon certain defined exit events. The call and the put options are embedded in the equity method investment and have not been separated as embedded derivatives because they do not meet the definition of a derivative given that the investee's shares are not publicly traded. The

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the joint venture. The Company reflects its share of gains and losses of the joint venture in income (loss) from equity method investment in the condensed combined statements of operations.

        Equipment and Leasehold Improvements—Equipment consists primarily of office equipment, computer equipment and furniture and fixtures and is stated at cost less accumulated depreciation, which is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets.

        Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the condensed combined statements of financial condition and any gain or loss is reflected in the condensed combined statements of operations.

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the condensed combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,510 and $1,591 for the three months ended March 31, 2014 and 2013 respectively.

        Equity-based Compensation—The Company recognizes the cost of partner and non-partner employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. The measurement of the grant-date fair value requires the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally include the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. These estimates could change in the future and have a material impact on the estimate of the fair value. The Company recognizes such amounts in compensation and benefits expenses on the accompanying condensed combined statements of operations and as an increase to parent company

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity on the accompanying condensed combined statements of financial condition and in the accompanying condensed combined statements of changes in parent company equity. See Note 7 for further discussion.

        Income Taxes—The Company's operating results were included in the Parent's U.S. federal and state income tax returns, as well as the tax filings for non-U.S. jurisdictions. For purposes of the Company's condensed combined financial statements, provision for income taxes and deferred tax balances have been calculated as if the Company completed its tax returns on a stand-alone basis separate from the Parent ("Separate Return Method"). The Separate Return Method applies the accounting guidance for income taxes to the condensed combined financial statements as if the Company were a separate taxpayer and a stand-alone enterprise from its Parent for the periods presented.

        The Company is comprised of entities that are organized as limited liability companies and limited partnerships. For federal income tax purposes, the Company is a pass-through entity. Accordingly, no federal income taxes are assessed at the Company level. Federal income tax law and regulations require the partners to report their allocable share of the Company's taxable income or loss in their respective tax returns. Certain foreign, state and local tax authorities levy taxes on the Company based on its income.

        The Company will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months ended March 31, 2014 and 2013, no such amounts were recognized.

        Foreign Currency Translation—Assets and liabilities held in non-U.S. dollar denominated (functional) currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the condensed combined statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2013, the FASB issued ASU No. 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 provides amendments to ASU 2011-11 by clarifying the scope of transactions that are subject to the disclosures of offsetting. The amendments in this update are effective retrospectively for periods beginning after January 1, 2013. The adoption of this update did not have an impact on the Company's condensed combined financial statements.

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013- 11 provides amendments to ASC No. 740, "Income Taxes", which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update did not have a material impact on the Company's condensed combined financial statements.

4. BUSINESS CHANGES AND DEVELOPMENTS

Reorganization and Initial Public Offering

        Subsequent to March 31, 2014, Old Holdings reorganized its business in connection with the IPO of Class A common stock by Moelis & Company, a newly-formed Delaware corporation. Following the reorganization, the Advisory operations are owned by Moelis & Company Group LP, a Delaware limited partnership ("Group LP"). Group LP is controlled by Moelis & Company. The new public shareholders are entitled to receive a portion of the economics of the Advisory operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of the Parent will continue to receive the majority of the economics of the Advisory operations, as non-controlling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company will be subject to United States federal and state corporate income taxes, which will result in a material increase in the applicable tax rates and current tax expense incurred post reorganization.

        Group LP has one principal class of units, Class A partnership units. Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings units who are Class A partnership unitholders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock. In addition, Group LP issued Class B partnership units to Moelis & Company. The Class B partnership units correspond with the economic rights of shares of Moelis & Company Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

        Group LP Class A partnership unitholders have no voting rights by virtue of their ownership of Group LP Class A partnership units, except for the limited rights described in Group LP's Amended and Restated Agreement of Limited Partnership. Moelis & Company Partner Holdings LP holds all shares of Class B common stock, enabling it initially to exercise majority voting control over Moelis & Company and, indirectly, over Group LP. Among other items, the Class B Condition calls for Mr. Moelis to maintain a defined minimum equity stake and that he devote his primary business time to Moelis & Company. So long as the Class B Condition is satisfied, each share of Class B common stock entitles its holder to ten votes for each share held of record on all matters submitted to a vote of stockholders. Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company's Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock set forth in Moelis & Company's Amended and Restated Certificate of Incorporation. Upon failure of the Class B Condition, each share of Class B common stock will have one vote for each share held. Each share of Class B common stock may, at the option of the holder, be converted into a number of shares of Class A common stock set forth in Moelis & Company's Amended and Restated Certificate of Incorporation.

  Unaudited Pro Forma Combined Statement of Financial Condition

        In connection with the Company's reorganization, 1,101,541 pre-reorganization partnership units of Old Holdings became 46,722,753 post-reorganization Class A Group LP partnership units. 39,022,902 of these partnership units are held by the partners of Old Holdings and represent a noncontrolling interest in Group LP, and the remaining 7,699,851 units were converted into Class A common stock of the Company, representing a controlling interest. In addition, the Company distributed approximately $215,000 to its existing owners and to a separate business of the Parent. The unaudited pro forma combined statement of financial condition as of March 31, 2014 gives pro forma effect to this distribution payable in cash as if the distribution had been effected as of March 31, 2014. The unaudited pro forma combined statement of financial condition is presented for illustrative purposes only and does not purport to project the Company's combined financial condition for any future date.

  Unaudited Pro Forma Combined Statement of Operations Information

        The following calculation reflects net income attributable to common shareholders divided by weighted average shares of Class A common stock outstanding.

Pro forma net income attributable to Class A common shareholders	$2,248

Weighted average shares of Class A common stock outstanding—basic and diluted	7,699,851

Net income available to holders of Class A common stock per share	$0.29

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

Pro forma net income attributable to Class A common shareholders

Income before income taxes	$22,734
Pro forma provision for income taxes	(2,035)	(a)

Pro forma net income	20,699
Pro forma net income attributable to noncontrolling interests	18,451	(b)

Pro forma net income attributable to Class A common shareholders	$2,248

(a)
In connection with the reorganization, 16.48% of the outstanding partnership interests was converted directly into 7,699,851 shares of Class A common stock of Moelis & Company. An adjustment has been made to increase the effective tax rate, applied to these earnings, to 40%, which assumes the Company is taxed as a corporation.

(b)
Reflects an adjustment to record the 83.52% noncontrolling interests, net of tax, that partners of Old Holdings (other than the Company) own in Group LP relating to their partnership units. As part of the reorganization, 7,699,851 shares of Class A common stock are outstanding in Moelis & Company and 39,022,902 partnership units are held by partners of Old Holdings.

Basic and diluted weighted average Class A common stock outstanding

Basic and Diluted
Class A common stock outstanding upon completion of the reorganization	7,699,851
Class A partnership units(1)	—

Weighted average shares of Class A common stock outstanding upon completion of the reorganization	7,699,851

(1)
Class A partnership units may be exchanged for our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock immediately following the reorganization, fully diluted Class A common stock outstanding would be 46,722,753. In computing the dilutive effect, if any, that the aforementioned exchange would have on earnings per share, we consider that net income available to holders of Class A common stock would increase due to elimination of the noncontrolling interest in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the quarter ended March 31, 2014, such

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

  exchange is not reflected in diluted earnings per share as the assumed exchange is not dilutive.

  We have not included the impact of shares of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

Investment in Joint Venture

        On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings, investing a combination of cash and certain net assets of its wholly-owned subsidiary, Moelis Australia, in exchange for its interests. The remaining 50% is owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

        On April 1, 2011, the Parent contributed its equity to Moelis Australia Holdings, which in turn granted equity awards to its employees in return for providing future employment related services. These units generally vest over an eight year service period and are recorded as compensation expenses on Moelis Australia Holdings' financial statements. As the recipients are not employees of the Company, but rather employees of the Australian JV, the Company recognizes the entire expense associated with these awards based on the fair value re-measured at each reporting period and amortized over the vesting period. For the three months ended March 31, 2014, the Company recognized $432 in additional parent company equity, $216 in investment in joint venture and $216 in other expenses relating to the contribution of these equity awards in the condensed combined financial statements. For the three months ended March 31, 2013, the Company recognized $470 in additional parent company equity, $235 in investment in joint venture and $235 in other expenses relating to the contribution of these equity awards in the condensed combined financial statements.

        During the three months ended March 31, 2013, Moelis Australia Holdings paid dividends to the Company in the amount of $2,375. This dividend was treated as a return on investment in joint venture in the condensed combined financial statements.

        During the three months ended March 31, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in investment in joint venture in the condensed combined financial statements.

        Summary financial information related to Moelis Australia Holdings is as follows:

	March 31, 2014	December 31, 2013
Total assets	$29,732	$38,465
Total liabilities	(4,225)	(15,760)

Net equity	$25,507	$22,705

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

	For the Three Months Ended March 31,
	2014	2013
Total revenues	$3,133	$13,118
Total expenses	(5,573)	(10,282)

Net income (loss)	$(2,440)	$2,836

Ownership percentage	50%	50%
Income (loss) from investment in joint venture	$(1,220)	$1,418

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	Useful lives	March 31, 2014	December 31, 2013
Office equipment	3 Years	$7,791	$7,498
Furniture and fixtures	7 Years	2,156	1,730
Leasehold improvements	5 - 60 Months	4,400	4,395

Total		14,347	13,623
Less accumulated depreciation and amortization		(9,000)	(8,467)

Equipment and leasehold improvements, net		$5,347	$5,156

        Depreciation and amortization expenses for fixed assets totaled $533 and $542 for the three months ended March 31, 2014 and 2013, respectively.

6. FAIR VALUE MEASUREMENTS

        The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

  Level 1—Quoted prices (unadjusted) are available in active markets for identical instruments that the Company has the ability to access as of the reporting date. The Company, to the extent that it holds such instruments, does not adjust the quoted price for these instruments, even in situations in which the Company holds a large position and a sale could reasonably affect the quoted price.

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets, U.S. Treasury Bills and bank time deposits classified in Level 2 as of March 31,

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. FAIR VALUE MEASUREMENTS (Continued)

  2014 and 2013 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than six months.

  Level 3—Pricing inputs are unobservable for the instruments and include situations in which there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company's management. The valuation methodology used for the Company's investment classified as Level 3 as of December 31, 2013 was based upon a recent market transaction executed by the issuer.

        See Note 2 for further information on the Company's fair value hierarchy.

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of March 31, 2014:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
Government securities money market	$77,006	$—	$77,006	$—
U.S. treasury bills	119,480	—	119,480	$—
Bank time deposits	40,484	—	40,484	—

Total financial assets	$236,970	$—	$236,970	$—

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2013:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
Government securities money market	$73,366	$—	$73,366	$—
U.S. treasury bills	146,991	—	146,991	—
Bank time deposits	40,468	—	40,468	—
Investments:
U.S. Treasury Bills	66,237	—	66,237	—
Common stock	1,904	—	—	1,904

Total investments in securities	68,141	—	66,237	1,904

Total financial assets	$328,966	$—	$327,062	$1,904

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. FAIR VALUE MEASUREMENTS (Continued)

the reclassification occurred. The changes to the Company's investment classified as Level 3 are as follows for the three months ended March 31, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

March 31, 2014	$—

Unrealized gains (losses) related to investment still held as of March 31, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2014 and 2013.

Investment Risk Factors and Concentration of Investments

        The Company's financial instruments are subject to the following risk factors:

  Market Risk

        Market risk represents the loss that can be caused by a change in the fair value of a financial instrument.

  Currency Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated or based assets and liabilities.

7. Equity-Based Compensation

        The Parent's ownership structure is comprised of common partners holding units ("Common Units") and employees holding units ("Management Units"), which collectively represent the partnership interests in the Parent and evidence the right to receive distributions and allocations of net profit and losses (and items thereof) as defined in the Parent Limited Partnership Agreement, as amended and restated from time to time. Substantially all of these units participate equally in distributions and allocations of profit and losses. There is no expressed limit to the number of units which may be issued by the Parent. Each new unit issued has the effect of diluting each incumbent equity holder's interest. As of March 31, 2014, the total number of Parent units outstanding was 1,099,502, of which 880,794 related to Management Units provided to partner and non-partner employees of the Company, as described further below.

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. Equity-Based Compensation (Continued)

        The common partners contributed capital to the Parent and are not subject to vesting. Upon joining the Parent, certain partners were granted Management Units. Management Units provided upon joining the Company generally vest based on service over eight years beginning on the grant date as follows:

Years 1 through 4	0%
End of year 5	50%
End of year 6	66 2/3%
End of year 7	83 1/3%
End of year 8	100%

        In addition, Management Units are granted as part of certain partner's incentive arrangements. Management Units granted as part of a partner's incentive arrangements generally vest based on service over five years as follows:

Years 1 and 2	0%
End of year 3	33 1/3%
End of year 4	66 2/3%
End of year 5	100%

        Certain non-partner employees are granted Management Units as part of their incentive arrangements. These units generally vest based on service ratably over four years.

        Management Units granted to partners and non-partner employees identified as working for the Company are treated as a form of equity-based compensation and reported on the condensed combined statements of operations in compensation and benefits and on the condensed combined statements of financial condition in parent company equity. Compensation expenses on unvested units are calculated based on the grant date fair value of a Management Unit amortized over the vesting period.

        The measurement of the grant-date fair value requires the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation include the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined by multiplying net income and revenues of comparable public companies by the relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable. Under the income approach, fair value is determined by converting future cash flows to a single present amount (discounted) using current expectations about those future amounts. The significant assumptions used to develop the fair value estimates include the discount rate used under the income approach and the net income and revenue multiples used under the market approach.

        Additionally, the calculation of compensation expenses on unvested Management Units assumes a forfeiture rate of 3% annually for partners and 5% annually for non-partner employees based upon expected turnover. For the three months ended March 31, 2014 and 2013, the Company recognized

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. Equity-Based Compensation (Continued)

compensation expenses of $11,010 and $12,526, respectively in relation to equity-based awards. As of March 31, 2014, there was $98,305 of unrecognized compensation expense related to unvested awards, approximately $87,600 of this unrecognized compensation expense has been accelerated following the Company's IPO in April. The Company expects to recognize the remaining $10,705 of unrecognized compensation expense over a weighted-average period of 3.5 years, using the graded vesting method, which treats each vesting portion as a separate award.

        The activity related to the Management Units provided to partner and non-partner employees for the three months ended March 31, 2014 and 2013 is set forth below:

	Units	Weighted average fair value at grant date
Outstanding at January 1, 2014	882,080	$270.05
Granted	1,609	1,224.00
Forfeited	(2,895)	836.19

Outstanding at March 31, 2014	880,794	$269.94

Outstanding at January 1, 2013	855,003	242.55
Granted	2,495	791.16
Forfeited	(1,272)	101.75

Outstanding at March 31, 2013	856,226	$244.72

        The activity related to the unvested Management Units provided to partner and non-partner employees for the three months ended March 31, 2014 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2014	452,957	$485.44
Granted	1,609	1,224.00
Forfeited	(2,894)	836.19
Vested	(6,352)	501.22

Unvested Balance at March 31, 2014	445,320	$485.61

        The Company has provided employees with the opportunity to participate in the increased value of the Parent's equity, contingent upon a sale of the Parent or other defined liquidity event ("Rights"). Rights have been provided to enhance the Company's ability to attract and retain certain employees. Employees forfeit their Rights upon termination of employment for any reason. Rights outstanding totaled 11,832 and 11,634 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company determined that it was not probable that the contingency would occur. Subsequent to March 31, 2014, the Company completed its IPO and the Rights were settled by issuing 88,802 fully

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. Equity-Based Compensation (Continued)

vested shares of Class A common stock. This resulted in an expense of $2,220 which will be recorded in the second quarter of 2014.

8. RELATED-PARTY TRANSACTIONS

        Aircraft—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member. Manager is obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company's business. As the aircraft is typically used for Company business purposes, the Company in the ordinary course advances Manager amounts related to the aircraft's operating costs. As of March 31, 2014, $158 was due from Manager to the Company (December 31, 2013: $58). Such amounts are included in other receivables on the condensed combined statements of financial condition. To the extent the Company utilizes the aircraft for business, the Company is obligated to incur such expenses.

        Promissory Notes—As of March 31, 2014, the Company held an unsecured promissory note from an employee aggregating $145 (December 31, 2013: $831) which is reflected in other receivables on the condensed combined statements of financial condition. The note bears interest at a variable rate (4.75% as of March 31, 2014). During the three months ended March 31, 2014 and 2013, the Company received $686 and $383, respectively of principal repayments and recognized interest income of $4 and $11, respectively, on notes, which is included in other income and expenses on the condensed combined statements of operations.

        Allocated Expenses—In most cases, corporate overhead expenses specific to the Advisory business were both identifiable and quantifiable, and allocated directly to the Company. The remaining corporate overhead expenses were allocated to the Company based on usage or the relative proportion of the Company's headcount to that of the Parent.

        Management believes the assumptions and allocations underlying the condensed combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the condensed combined financial statements had the Company been operated independent of the Parent for historical periods presented.

        Joint Venture—As of March 31, 2014, the Company had a net balance due to the Australian JV (see Note 4) of $1,467 (December 31, 2013: $1,145), which is reflected in other assets on the condensed combined statements of financial condition. This balance consists of amounts due to the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. This relationship between the Company and the Australian JV is governed by a service agreement between the Australian JV and the Parent.

        Due from Parent—As of March 31, 2014, the Company had a net balance due from Parent of $219, which is reflected in the other assets on the condensed combined statements of financial condition. This balance consists of amounts due to the Company for expenses paid by the Company on behalf of the Parent.

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2014, Moelis had net capital of $121,320, which was $121,070 in excess of its required net capital. At December 31, 2013, Moelis had net capital of $101,690, which was $101,440 in excess of its required net capital.

        Moelis does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At March 31, 2014, the aggregate regulatory net capital of Moelis UK was $29,707 which exceeded the minimum requirement by $29,639. At December 31, 2013, the aggregate regulatory net capital of Moelis UK was $42,344, which exceeded the minimum requirement by $42,275.

10. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—The Company maintains an unsecured revolving credit facility and as of March 31, 2014, the commitment amount was $25,000 and matures on June 30, 2015.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2014 and 2013, the Company had no borrowings under the credit facility.

        As of March 31, 2014, the Company's available credit under this facility was $16,638 as a result of the issuance of an aggregate amount of $8,362 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        Leases—The Company leases office space under operating leases with expiration dates that extend through 2021. During the three months ended March 31, 2014 and 2013, the Company incurred rent expense relating to its operating leases of $2,618 and $2,893, respectively.

        The future minimum rental payments required under the operating leases in place at March 31, 2014 are as follows:

Fiscal year ended	Amount
Remainder of 2014	$8,306
2015	9,318
2016	8,813
2017	8,946
2018	9,633
Thereafter	19,824

Total	$64,840

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Contractual Arrangements—In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

        Joint Venture Put and Call Options—In connection with the Company's Australian JV, the Company granted a put option in April 2010 enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company at fair value. The put option can be exercised if the key senior Australian executive ceases to be employed by the Australian JV (including due to death, disability or resignation but excluding termination for cause) and following such cessation of employment, the key senior Australian executive, the remaining Australian executives and the Company are unable to agree upon a restructuring of the Australian JV. The put option cannot be exercised prior to March 2015, except in the event of death or disability of the key senior Australian executive. If the put option is exercised, the Company will be required to pay 50% of the purchase price upon exercise and the remaining balance within 18 months (in cash or listed stock). In addition, since April 2010, the Company has held a call option to purchase the shares from the Trust at fair value with payment terms equal to those called for under the put option.

        Legal—There are no legal actions pending or, to management's knowledge, threatened against the Company or any of its combined entities, other than ordinary course of business actions that we believe will not have a material adverse effect on our business or financial statements.

11. EMPLOYEE BENEFIT PLANS

        The Parent covers substantially all salaried employees of the Company with a defined contribution 401(k) plan (or "Plan"). Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the Plan on their first day of employment. Any employer contributions to the Plan are entirely at the discretion of the Company. During the three months ended March 31, 2014 and 2013, the Company accrued expenses of $313 and $344, respectively, relating to employer matching contributions to the Plan.

12. BUSINESS INFORMATION

        The Company's activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

        We do not allocate our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our comprehensive approach to client service. For example, a restructuring engagement may evolve to require a sale of all or a portion of the client, M&A assignments can develop from relationships established on prior restructuring engagements and capital markets expertise can be instrumental on both M&A and restructuring assignments.

Condensed Combined Financial Statements of the
Advisory Operations of Moelis & Company Holdings LP

Notes to the Condensed Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. BUSINESS INFORMATION (Continued)

        For the three months ended March 31, 2014, there was one client that accounted for approximately 19% of revenues. There were no other clients that accounted for more than 10% of revenues for the three months ended March 31, 2014 or 2013. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	For the Three Months Ended March 31,
	2014	2013
Revenues:
United States	$97,905	$51,387
Rest of World	16,612	8,458

Total	$114,517	$59,845

	March 31, 2014	December 31, 2013
Assets:
United States	$278,088	$359,072
Rest of World	72,347	84,391

Total	$350,435	$443,463

13. SUBSEQUENT EVENTS

        Initial Public Offering—In April 2014, Old Holdings reorganized its business in connection with an IPO of shares of Class A common stock by Moelis & Company on the New York Stock Exchange under the ticker symbol "MC". Refer to the Registration Statement filed with the SEC effective April 15, 2014 for further details related to the reorganization and IPO.

Item 1A.    Unaudited Pro Forma Financial Information

        The pro forma financial information discussed herein has been derived by applying pro forma adjustments to our GAAP financial statements and is based on available information and assumptions that we believe are reasonable. Moelis & Company's unaudited pro forma results reflect the impact of the reorganization of Old Holdings and other transactions undertaken in connection with our April 2014 IPO. The pro forma presentation is for illustrative purposes and was prepared in the same manner as the unaudited pro forma financial information included in our IPO Registration Statement.

        The pro forma adjustments principally give effect to the following items:

  •
  The capitalization of Old Holdings and a pre-offering distribution to the partners of Old Holdings of approximately $215.0 million as part of the reorganization;

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO and the related effects of the tax receivable agreements;

  •
  The one-time cash distribution by Group LP to the partners of Old Holdings of a portion of the proceeds arising from the sale of Class A partnership units to Moelis & Company;

  •
  A provision for corporate income taxes at an effective tax rate of 40%, which assumes Moelis & Company is taxed as a corporation; and

  •
  The granting of one-time restricted stock units ("RSUs"), stock options and shares of Class A common stock to employees of the Company at the time of, and in connection with, the IPO.

The pro forma condensed combined financial information presented reflects the exercise in full of the underwriters' option to purchase an additional 975,000 shares of Class A common stock from us, and does not factor in the additional costs that we will incur as a U.S. publicly traded company.

Unaudited Pro Forma Condensed Combined Statement of Operations Three Months Ended March 31, 2014
($ in thousands, except per share data)	Moelis & Company Historical	Reorganization Adjustments		As Adjusted Before Offering		Initial Public Offering Adjustments		Moelis & Company Pro Forma
Revenues	$114,517			$114,517				$114,517
Expenses:
Compensation and benefits	70,441			70,441		2,005	(d)	72,446
Non-compensation expenses	20,141			20,141				20,141

Total operating expenses	90,582	—		90,582		2,005		92,587
Operating income	23,935	—		23,935		(2,005)		21,930
Other income and expenses	19			19				19
Loss from equity method investments	(1,220)			(1,220)				(1,220)

Income before income taxes	22,734	—		22,734		(2,005)		20,729
Provision for income taxes	642	1,393	(a)	2,035		758	(e)	2,793

Net income	22,092	(1,393)		20,699		(2,763)		17,936
Net income attributable to noncontrolling interests	—	18,451	(b)	18,451		(4,012)	(f)	14,439

Net income attributable to Moelis & Company	$22,092	$(19,844)		$2,248		$1,249		$3,497

Weighted average shares of Class A common stock outstanding:
Basic				7,699,851	(c)			15,263,653	(g)
Diluted				7,699,851	(c)			15,263,653	(g)
Net income available to holders of shares of Class A common stock per share:
Basic				$0.29	(c)			$0.23	(g)
Diluted				$0.29	(c)			$0.23	(g)

(a)
In connection with the reorganization, 16.48% of the outstanding partnership interests will be converted directly into 7,699,851 shares of Class A common stock of Moelis & Company. An adjustment has been made to increase our effective tax rate to 40%, which assumes the Company is taxed as a corporation.

Income before income taxes	$22,734
Noncontrolling interest %	83.52%

Income attributable to noncontrolling interest	$18,987

Income attributable to common shareholders	$3,747
Effective tax rate	40%

Provision for income taxes	$1,499
Less: Prior recorded provision attributable to common shareholders	$106

Adjustment to provision for income taxes	$1,393

(b)
Reflects an adjustment to record the 83.52% noncontrolling interests, net of tax, that partners of Old Holdings (other than the Company) own in Group LP relating to their partnership units. As part of the reorganization, 7,699,851 shares of Class A common stock are outstanding in Moelis & Company and 39,022,902 partnership units are held by partners of Old Holdings.

(c)
Reflects net income attributable to common shareholders divided by weighted average shares of Class A common stock outstanding.

Basic and Diluted
Class A common stock outstanding upon completion of the reorganization	7,699,851
Class A partnership units(1)	—

Weighted average shares of Class A common stock outstanding upon completion of the reorganization	7,699,851

(1)
Class A partnership units may be exchanged for our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock immediately following the reorganization, fully diluted Class A common stock outstanding would be 46,722,753. In computing the dilutive effect, if any, that the aforementioned exchange would have on earnings per share, we consider that net income available to holders of Class A common stock would increase due to elimination of the noncontrolling interest in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the quarter ended March 31, 2014, such exchange is not reflected in diluted earnings per share as the assumed exchange is not dilutive. We have not included the impact of shares of Class B common stock because these shares are entitled to an insignificant amount of economic participation.
(d)
Reflects compensation expense associated with one-time RSUs and stock options issued in connection with the IPO. The total fair value of these RSUs and stock options granted are $35,843 and vest over a five-year period. Awards with an aggregate fair value of $17,233 cliff-vest at the end of year five and are recognized as compensation expense ratably over that five-year period. Awards with an aggregate fair value of $18,610 vest on a graded vesting basis and are recognized as compensation expense as follows: 25% in each of years one through three, 15% in year four and 10% in year five. This adjustment does not reflect one-time compensation expense of $2,220 associated with the issuance of 88,802 fully vested shares of Class A common stock. This adjustment does not reflect compensation expense related to awards issued contemporaneously with the IPO that relate to the Company's annual compensation process. Excludes one-time non-cash acceleration of unvested equity held by Managing Directors, which resulted in expense of approximately $87,600 following the IPO in April 2014. Vested partnership units and Class A shares relating to pre-IPO equity held by our Managing Directors are subject to a minimum four to six year lock-up.

(e)
In connection with the IPO, 7,475,000 shares (includes exercise by the underwriters to purchase an additional 975,000 shares of Class A common stock) of the Company were sold. An adjustment has been made to increase our effective tax rate to 40%, which assumes the Company is taxed as a corporation.

Income before income taxes	$20,729
Noncontrolling interest %	71.88%

Income attributable to noncontrolling interest	$14,900

Income attributable to common shareholders	$5,829
Effective tax rate	40%

Provision for income taxes	$2,331
Less: Prior recorded provision attributable to common shareholders	$1,573

Adjustment to provision for income taxes	$758
(f)
Reflects an adjustment to record the 71.88% noncontrolling interests, net of tax, that partners of Old Holdings (other than the Company) own in Group LP relating to their partnership units. After the IPO, 15,263,653 shares of Class A common stock are outstanding and 39,022,902 partnership units are held by partners of Old Holdings.

(g)
Reflects net income attributable to common shareholders divided by weighted average Class A common stock outstanding. Basic and diluted weighted average Class A common stock outstanding is calculated as follows:

Basic and Diluted
Class A common stock outstanding upon completion of the reorganization	7,699,851
Issuance of fully vested shares of Class A common stock	88,802
Issuance of shares of Class A common stock in connection with the initial public offering	7,475,000

Total Class A common stock outstanding upon completion of the reorganization and offering	15,263,653
RSUs and options(1)	—
Class A partnership units(2)	—

Weighted average shares of Class A common stock outstanding upon completion of the reorganization and offering	15,263,653

  We have not included the impact of shares of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(1)
We issued unvested RSUs and stock options to employees in connection with the IPO. Basic weighted average shares of Class A common stock outstanding are not impacted by the RSUs or stock options. Further, the RSUs and stock options are not reflected in diluted weighted average shares as the calculation is dependent upon the average stock price for the period, which is not determinable.

(2)
Class A partnership units may be exchanged for our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock immediately following the reorganization, fully diluted Class A common stock outstanding would be 54,286,555. In computing the dilutive effect, if any, that the aforementioned exchange would have on earnings per share, we consider that net income available to holders of Class A common stock would increase due to elimination of the noncontrolling interest in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the quarter ended March 31, 2014, such exchange is not reflected in diluted earnings per share as the assumed exchange is not dilutive.

	Unaudited Pro Forma Condensed Combined Statement of Financial Condition As of March 31, 2014
($ in thousands)	Moelis & Company Historical	Reorganization Adjustments		As Adjusted Before Offering	Initial Public Offering Adjustments		Moelis & Company Pro Forma
Cash and cash equivalents	$263,366	$(214,500)	(a)(b)	$48,866	$29,500	(e)(f)	$78,366
Restricted cash	799	—		799	—		799
Total receivables	34,900	—		34,900	—		34,900
Deferred compensation	9,344	—		9,344	—		9,344
Investment in joint venture	15,657	—		15,657	—		15,657
Equipment and leasehold improvements, net	5,347	—		5,347	—		5,347
Prepaid expenses and other assets	21,022	3,756	(c)	24,778	54,192	(e)(g)	78,970

Total assets	350,435	(210,744)		139,691	83,692		223,383

Compensation payable	35,092	—		35,092	—		35,092
Accounts payable and accrued expenses	14,649	—		14,649	47,980	(e)(g)	62,629
Other liabilities	16,871	—		16,871	—		16,871

Total liabilities	66,612	—		66,612	47,980		114,592

Parent company investment	282,896	(282,896)	(a)(d)	—	—		—
Accumulated other comprehensive income	927	—		927	—		927
Class A common stock, par value $0.01 per share	—	77	(d)	77	76	(e)	153
Class B common stock, par value $0.01 per share	—	362	(b)	362	—		362
Additional paid-in-capital*	—	15,006	(b)(c)(d)	15,006	35,636	(e)(f)(g)	50,642
Noncontrolling interests	—	56,707	(d)	56,707	—		56,707

Total equity	283,823	(210,744)		73,079	35,712		108,791

Total liabilities and equity	$350,435	$(210,744)		$139,691	$83,692		$223,383

(a)
Reflects the capitalization of Old Holdings and funding of a pre-offering distribution to the partners of Old Holdings in an amount equal to approximately $215,000. This amount will not be available for the operations of Moelis & Company.

(b)
Reflects net proceeds of $500 for 36,158,698 shares of Class B common stock, with $362 recorded as the par value of Class B common stock and the remaining $138 recorded in additional paid-in-capital.

(c)
Reflects the tax impact associated with the existing book and tax basis difference for items that will be allocated to the Company and subject to the corporate tax rate. The additional deferred tax asset recorded for these items is $3,756, with the offset recorded within additional paid-in-capital.

(d)
In connection with the reorganization, 1,101,541 pre-reorganization partnership units of Old Holdings will become 46,722,753 post-reorganization Class A Group LP partnership units. 39,022,902 of these partnership units will be held by the partners of Old Holdings and represent a noncontrolling interest in Group LP, and the remaining units will be converted into Class A common stock of the Company, representing a controlling interest. This adjustment reflects the reallocation of the parent company investment among controlling and noncontrolling interest with the balance of $11,112 recorded as additional paid-in-capital.

(e)
Reflects net cash proceeds of approximately $168,429 from the offering of 7,475,000 shares of Class A common stock, after deducting estimated underwriting discounts and commissions and offering expenses payable. Other accounts impacted in addition to cash and cash equivalents include prepaid expenses and other assets of ($10,788), accounts payable and accrued expenses of ($5,376), par value of Class A common stock of $75 and additional paid-in-capital of $162,941.

(f)
Reflects a cash distribution out of offering proceeds to the partners of Old Holdings of $138,929, with the offset recorded to additional paid-in-capital.

(g)
Reflects the tax impact associated with the one-time cash distribution which is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This distribution results in a deferred tax asset of approximately $64,980. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance. $62,772 of this deferred tax asset is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $53,356) of the tax benefits associated with this portion of the deferred tax asset are payable to these partners of Old Holdings over the next 15 years. The remaining balance of $11,624 is allocable to the Company.

*
The following table provides a reconciliation of the reorganization and initial public offering adjustments to the pro forma additional paid-in-capital:

Footnote (see footnote descriptions above)	Reorganization Adjustments	Initial Public Offering Adjustments
(b)	$138
(c)	3,756
(d)	11,112
(e)		$162,941
(f)		(138,929)
(g)		11,624

Total additional paid-in-capital adjustments	$15,006	$35,636

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed combined financial statements and related notes included elsewhere in this form 10-Q and our annual financial statements for the year ended December 31, 2013 included in Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC"), effective April 15, 2014 (the "Registration Statement").

Forward-Looking Statements and Certain Factors that May Affect Our Business

        The following discussion should be read in conjunction with our condensed combined financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under "Risk Factors" in our Registration Statement.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Executive Overview

        Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. With 15 offices located in North and South America, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

        We were founded in July 2007 by veteran investment bankers to create a global independent investment bank that offers multi-disciplinary solutions and exceptional transaction execution. We opened for business in New York and Los Angeles with a team of top tier advisory professionals. The dislocation in the financial services industry caused by the global financial crisis provided us with a unique opportunity to rapidly build a firm with global scale and broad advisory expertise, and we more than tripled our professional headcount from the end of 2008 through the end of 2011. Since our founding, we have added new Managing Directors with sector, regional or transactional expertise and with strong client relationships. In addition, we have established recruiting programs at top universities to hire talented junior professionals and instituted training programs to help develop them into advisory specialists.

        We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Natural Resources; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and São Paulo in 2014. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008 and Houston and Palo Alto in 2011. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

        We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

        Economic and global financial conditions can materially affect our operational and financial performance. See "Risk Factors" in our Registration Statement for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

        For the three months ended March 31, 2014, we earned record first quarter revenues of $114.5 million, or an increase of 91% from the $59.8 million for the same period in 2013. We achieved this result relative to a year-over-year 16% decline in the number of global completed M&A transactions and a 1% decline in global completed M&A volume (source: Thomson Financial as of April 6, 2014). While prolonged economic uncertainty has adversely affected global M&A activity levels, we have experienced a growing demand for independent advice.

        For the three months ended March 31, 2014, compensation-related expenses of $70.4 million represented 62% of revenues, down from 73% of revenues during the same period in 2013. The decline in our compensation expense ratio reflects increased production due to the continued maturation of our business as the tenure of our senior bankers increases. Non-compensation expenses were

$20.1 million in the three months ended March 31, 2014, representing 18% of revenues, down from 28% of revenues during the same period in 2013. We earned net income of $22.1 million for the three months ended March 31, 2014, as compared with $0.7 million earned in the corresponding period of 2013.

        Based on historical experience, we believe the current economic backdrop (high corporate cash balances, healthy capital markets and financial sponsors seeking to return capital) provides a strong foundation for what should be an active M&A environment. Despite lower than average M&A activity, we believe our clients have increasing confidence in the U.S. economy as the political and economic environment has become more constructive and financing remains readily available at historically low cost. In addition, European economies continue to slowly stabilize. Based on these market factors and the growing demand for independent advice, we believe we are well positioned for the remainder of 2014.

Results of Operations

        The following is a discussion of our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Variance
			2014 vs. 2013
($ in thousands)	2014	2013
Revenues	$114,517	$59,845	91%
Expenses:
Compensation and benefits	70,441	43,582	62%
Non-compensation expenses	20,141	17,040	18%

Total operating expenses	90,582	60,622	49%
Operating income (loss)	23,935	(777)	N/M
Other income and expenses	19	105	-82%
Income (loss) from equity method investment	(1,220)	1,418	N/M

Income before income taxes	22,734	746	N/M
Provision for income taxes	642	35	N/M

Net income	$22,092	$711	N/M

N/M
= not meaningful

Revenues

        We operate in a highly competitive environment. Each revenue-generating engagement is separately solicited, awarded and negotiated, and there are usually no long-term contracted sources of revenue. As a consequence, our fee-paying client engagements are not likely to be predictable, and high levels of revenues in one quarter are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active business dialogue with a large number of existing clients and potential clients, as well as with their legal and other advisors. We add new clients each year as our bankers continue to expand their relationships, as we hire senior bankers who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients' senior management, competition from other financial services firms and other causes.

        We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the successful completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive significant advisory fees despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client or the inability of our client to restructure its operations or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out-of-pocket expenses.

        We do not allocate our revenues by the type of advice we provide (M&A, recapitalizations and restructurings or other corporate finance matters) because of the complexity of the transactions on which we may earn revenues and our holistic approach to client service. For example, a restructuring engagement may evolve to require a sale of all or a portion of the client, M&A assignments can develop from relationships established on prior restructuring engagements and capital markets expertise can be instrumental on both M&A and restructuring assignments.

  For the Three Months Ended March 31, 2014 versus 2013

        Revenues were $114.5 million for the three months ended March 31, 2014 compared with $59.8 million for the same period in 2013, representing an increase of 91% and our highest first quarter of revenue since inception. This result compares favorably with a 16% decline in the number of global completed M&A transactions and a 1% decline in global completed M&A volume during the same period (Source: Thomson Financial as of April 6, 2014).

        Select advisory assignments completed in the first quarter of 2014 include:

  •
  The sale of Life Technologies Corporation to Thermo Fisher Scientific Inc.

  •
  The representation of the Board of Directors of Crocs, Inc. on its investment from The Blackstone Group L.P.

  •
  The representation of Kokusai Kogyo Holdings Co., Ltd. on the repurchase of 100% of the interests in Kokusai Kogyo Co., Ltd.

  •
  The acquisition by LIXIL Corporation of Grohe Group S.a.r.l.

  •
  The restructuring of PT AXIS Telekom Indonesia, a subsidiary of Saudi Telecom Company

        An increased number of clients contributed to our revenue growth, and during the first quarter of 2014, we earned revenues from 110 clients (24 of which paid fees of $1 million or more) as compared with 97 clients (20 of which paid fees of $1 million or more) during the same period in 2013.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	Three Months Ended March 31,		Variance
			2014 vs. 2013
($ in thousands)	2014	2013
Expenses:
Compensation and benefits	$70,441	$43,582	62%
% of revenues	62%	73%
Non-compensation expenses	$20,141	$17,040	18%
% of revenues	18%	28%
Total operating expenses	$90,582	$60,622	49%
% of revenues	79%	101%
Income before income taxes	$22,734	$746	N/M
% of revenues	20%	1%

N/M
= not meaningful

        Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses, and headcount is the primary driver of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the combined statements of operations, net of any expenses reimbursed by clients.

        Operating expenses were $90.6 million for the three months ended March 31, 2014 and represented 79% of revenues, compared with $60.6 million for the same period in 2013 which represented 101% of revenues. Our income before income taxes increased significantly, growing from $0.7 million for the three months ended March 31, 2013 to $22.7 million for the same period in 2014, which represented 20% of revenues as compared with 1% in the prior year period.

Compensation and Benefits Expenses

        Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

        Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service ("contingent cash awards") and amortization of equity-based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four to eight years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period, which is typically two to three years. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company's estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

        Due to our rapid expansion in the early years of our operations, the ratio of our compensation expenses to revenues has been higher than what we intend to target in the future. Newly hired bankers typically require a ramp up period before they and their client relationships begin to contribute meaningful revenues to the Company. As a result, our compensation ratio has been higher in prior periods of significant headcount growth. We have reduced our compensation ratio in recent periods primarily through increased production due to the continued maturation of our advisory platform as the tenure of our senior bankers has increased. Based on these factors and an improving macroeconomic environment, we intend to target a compensation ratio of approximately 57% to 58%. However, if we identify opportunities to grow revenues through significant expansion or to position our Company during challenging market conditions for future growth, we may report a compensation ratio in excess of this target. We intend to compensate our personnel competitively in order to continue building our business and growing our firm.

        Our compensation expenses are primarily based upon revenues, prevailing labor market conditions and other factors that can fluctuate, including headcount, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

  Three Months Ended March 31, 2014 versus March 31, 2013

        For the three months ended March 31, 2014, compensation-related expenses of $70.4 million represent 62% of revenues, compared with $43.6 million of compensation-related expenses which represent 73% of revenues in the prior year period. The increase in compensation expenses primarily relates to a higher discretionary bonus accrual during 2014 as compared with 2013, which is driven by a combination of the Company's performance and labor market conditions.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $40.3 million and $42.2 million for the three months ended March 31, 2014 and 2013, respectively. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $30.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Non-Compensation Expenses

        Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted against non-compensation expenses.

        Historically, our non-compensation expenses, particularly occupancy and travel costs associated with business development, have increased as we have grown our business and made strategic investments. This trend may continue as we expand into new sectors, geographies and products to serve our clients' evolving needs. In addition, we will experience increased non-compensation expenses in connection with becoming a public company.

  Three Months Ended March 31, 2014 versus 2013

        Non-compensation expenses were $20.1 million in the three months ended March 31, 2014, representing 18% of revenues, down from 28% in the prior year period. The year-over-year increase in non-compensation expenses of $3.1 million was primarily attributable increased client activity and continued expansion during the quarter.

Income (Loss) From Equity Method Investment

        On April 1, 2010, we entered into the Australian JV, investing a combination of cash and certain net assets in exchange for a 50% interest in the Australian JV. The remaining 50% of the Australian JV is owned by an Australian trust established by and for the benefit of Australian executives. The Australian JV's primary business is offering advisory services, much like the Company. The Australian JV also has an equity capital markets and research, sales and trading business covering Australian public equity securities.

  Three Months Ended March 31, 2014 versus 2013

        Income (loss) from equity method investment, which relates to our share of gains and losses of the Australian JV, was a loss of $1.2 million and income of $1.4 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Australian JV generated $3.1 million of revenues and $5.6 million of expenses, resulting in a net loss of $2.4 million, of which we recognized our 50% share, or $1.2 million. For the same period in 2013, the Australian JV generated $13.1 million of revenues and $10.3 million of expenses, resulting in net income of $2.8 million, of which we recognized our 50% share, or $1.4 million. The Australian JV's revenues decreased by 76% for the three months ended March 31, 2014 compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 46% during the three months ended March 31, 2014 when compared with the same period in 2013 primarily due to lower compensation expenses.

Provision for Income Taxes

        The Company comprises entities that are organized as limited liability companies and limited partnerships. For federal income tax purposes, the Company is a pass-through entity. Accordingly, no federal income taxes are assessed at the Company level. Federal income tax law and regulations require partners to report their allocable share of the Company's taxable income or loss in their respective tax returns. Certain foreign, state and local tax authorities levy taxes on the Company based on its income. The Company's provision for income taxes is primarily related to New York City Unincorporated Business Tax ("UBT") attributable to the Company's operations allocated to New York City.

  Three Months Ended March 31, 2014 versus 2013

        During the three months ended March 31, 2014, the provision for income taxes was $0.6 million, which reflected an effective tax rate of 3% as compared with a provision for income taxes of $0.0 million, which reflected an effective tax rate of 5% for the three months ended March 31, 2013.

Liquidity and Capital Resources

        We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, any commitments and other liquidity requirements. The Company's cash and cash equivalents reflects the cash of Old Holdings. Prior to our IPO, such cash was used to fund working capital and investments of Old Holdings, as well as of the Company. After the IPO, the cash was either be retained by the Company or distributed to Old Holdings and its existing owners, as described below and more fully under "Item 1A. Unaudited Pro Forma Financial Information".

        Our current assets have historically comprised cash, short-term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. We also distribute estimated partner tax payments in the first quarter of each year in respect of the prior year's operating results. Therefore, levels of cash generally have declined during the first quarter of each year after incentive compensation was paid to our employees and estimated tax payments were distributed to partners. Cash then gradually increased over the remainder of the year. We expect these practices to continue.

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2014 and December 31, 2013, the Company had cash equivalents of $237.0 million and $260.8 million, respectively, invested in U.S. Treasury Bills, bank time deposits and government securities money market funds. Additionally, as of March 31, 2014 and December 31, 2013, the Company had cash of $26.4 million and $42.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which some U.S. account balances exceeded the FDIC coverage limit of $250,000.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2014 and December 31, 2013 accounts receivable were $29.3 million and $28.8 million, respectively, net of allowances of $1.7 million and $0.8 million, respectively.

        To provide for working capital and other general corporate purposes, we maintain a $25.0 million unsecured revolving credit facility that matures on June 30, 2015. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2014, the Company had no borrowings under the credit facility.

        As of March 31, 2014, the Company's available credit under this facility was $16.6 million as a result of the issuance of an aggregate amount of $8.4 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 9 of the condensed combined financial statements as of March 31, 2014 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Tax Receivable Agreement

        In conjunction with the IPO, we have entered into a tax receivable agreement with our eligible Managing Directors that will provide for the payment by us to our eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to our Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had we not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement.

        Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity.

        In addition, the tax receivable agreement provides that, upon a merger, asset sale, or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor's) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control or early termination) will be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement, and, in the case of an early termination election, that any units that have not been exchanged are deemed exchanged for the market value of the Class A common stock at the time of termination. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax receivable agreement payments.

Cash Flows

        Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which are generally collected within 60 days of billing, and the payment of operating expenses, including payments of incentive compensation to our employees. We distribute estimated partner taxes and pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Cash Provided By (Used In)
Operating Activities:
Net income	$22,092	$711
Non-cash charges	13,287	12,716
Other operating activities	(80,618)	(96,779)

Total operating activities	(45,239)	(83,352)
Investing Activities	62,026	101,144
Financing Activities	(56,428)	(27,730)
Effect of exchange rate changes	(17)	(1,625)

Net increase (decrease) in cash	(39,658)	(11,563)
Beginning Cash and cash equivalents	303,024	185,623

Ending Cash and cash equivalents	$263,366	$174,060

  Three Months Ended March 31, 2014

        Cash and cash equivalents were $263.4 million at March 31, 2014, a decrease of $39.7 million from $303.0 million of cash and cash equivalents at December 31, 2013. Operating activities resulted in a net outflow of $45.2 million primarily attributable to annual bonus payments made to employees. Investing activities resulted in a net inflow of $62.0 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills. Financing activities resulted in a net outflow of $56.4 million primarily related to tax distributions to partners.

  Three Months Ended March 31, 2013

        Cash and cash equivalents were $174.1 million at March 31, 2013, a decrease of $11.6 million from $185.6 million at December 31, 2012. Operating activities resulted in net outflows of $83.4 million primarily attributable to annual bonus payments made to employees. Investing activities resulted in net inflows of $101.1 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills, money markets, and bank time deposits. Financing activities resulted in a net cash outflow of $27.7 million, primarily attributable to tax distributions made to partners.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of March 31, 2014:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$64,833	$10,669	$17,940	$18,814	$17,410

Total	$64,833	$10,669	$17,940	$18,814	$17,410

        In connection with the Company's Australian JV, the Company granted a put option enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company at fair value upon certain defined exit events. The put option cannot be exercised prior to March 2015, except in the event of death or disability of the key senior Australian executive. If the put option is exercised, the Company will be required to pay 50% of the purchase price upon exercise and the remaining balance within 18 months (in cash or listed stock). In addition, the Company holds a call option, exercisable upon the occurrence of certain defined events, to purchase the shares from the Australian Trust at fair value with the same payment terms as called for under the put option, described above.

Off-Balance Sheet Arrangements

        We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for those described under "Contractual Obligation" above.

Market Risk and Credit Risk

        Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

  Risks Related to Cash and Short-Term Investments

        Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills, bank time deposits and government securities money market funds. Cash is maintained in U.S. and non-U.S. bank accounts. Some U.S. account balances exceed the FDIC coverage limit. In addition to cash and cash equivalents, we hold U.S. Treasury Bills and bank time deposits classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

  Credit Risk

        We regularly review our accounts receivable and allowance by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See "—Critical Accounting Policies—Accounts Receivable and Allowance for Doubtful Accounts."

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income in the combined statements of comprehensive income was $0.0 million. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

Critical Accounting Policies

        We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment.

        The preparation of combined financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.

        In addition to the revenues, expenses, assets and liabilities that are specifically identifiable to the Company, certain expenses have been allocated from Old Holdings based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of Old Holdings. For the three months ended March 31, 2014 and 2013, $2.3 million and $2.5 million, respectively, of occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of Old Holdings. For the three months ended March 31, 2014 and 2013, $2.8 million and $2.3 million, respectively, of communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of Old Holdings. All other expenses were specifically identifiable to the Company. Management believes that the assumptions and allocations underlying the combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the combined financial statements had the Company operated independent of Old Holdings for the historical periods presented.

        All intercompany balances and transactions within the Company have been eliminated.

Revenue and Expense Recognition

        The Company recognizes revenues from providing advisory services when earned. Upfront fees and retainers are recognized over the estimated period during which the related services are to be performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the combined financial statements, net of client reimbursements.

Accounts Receivable and Allowance for Doubtful Accounts

        The accompanying combined statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

        The Company maintains an allowance for doubtful accounts that, in management's opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company.

        After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This is determined based on several factors including the age of the accounts receivable and the credit worthiness of the customer. This has the effect of reducing both the gross receivable and the allowance for doubtful accounts.

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on the fair value at the time of grant, amortized over the service period required by the award's vesting terms. The measurement of the fair value at the time of grant requires the Company to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally include the market approach and the income approach, each of which involves a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. These estimates could change in the future and have a material impact on the estimate of the fair value. The Company recognizes such amounts in compensation and benefits expenses on the accompanying combined statements of operations and as an increase to parent company equity on the accompanying combined statements of financial condition and in the accompanying combined statements of changes in parent company equity.

Investment in Joint Venture

        The Company accounts for its investment in the Australian JV under the equity method of accounting as the Company does not control the entity but jointly controls the Australian JV with the

Australian Trust. The Company reflects its investment in investment in joint venture on the accompanying combined statements of financial condition. In connection with this investment, the Company acquired a call option to purchase the remaining 50 percent interest in the Australian JV. Also, in connection with the investment, the Company granted a put option enabling the key senior Australian executive to sell his remaining shares in the Australian JV back to the Company upon certain defined exit events. The call and the put options are embedded in the equity method investment and have not been separated as embedded derivatives because they do not meet the definition of a derivative given that the investee's shares are not publicly traded. The investment reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the Australian JV. The Company reflects its share of gains and losses of the Australian JV in income (loss) from equity method investment in the combined statements of operations.

Income Taxes

        The Company's operating results are included in Old Holdings' U.S. federal and state income tax returns, as well as the tax filings for non-U.S. jurisdictions in which the Company operates. For purposes of the Company's combined financial statements, income tax expense and deferred tax balances have been calculated as if the Company completed its tax returns on a stand-alone basis separate from Old Holdings ("Separate Return Method"). The Separate Return Method applies the accounting guidance for income taxes to the combined financial statements as if the Company was a separate taxpayer and a stand-alone enterprise from Old Holdings for the periods presented.

        The Company comprises entities that are organized as limited liability companies and limited partnerships. For federal income tax purposes, the Company is a pass-through entity. Accordingly, no federal income taxes are assessed at the Company level. Federal income tax law and regulations require the partners to report their allocable share of the Company's taxable income or loss in their respective tax returns. Certain foreign, state and local tax authorities levy taxes on the Company based on its income.

        The Company will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes, such change in estimate will be recorded in the period in which such determination is made. The Company reports tax-related interest and penalties, if applicable, as a component of income tax expense.

Recent Accounting Developments

        For a discussion of recently issued accounting developments and their impact or potential impact on our combined financial statements, see Note 3—Recent Accounting Pronouncements, of the combined financial statements included in this 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosures about market risk are set forth above in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk"

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in rule 13a-15(e) of the Securities Exchange

Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is from time to time involved in legal proceedings incidental to the ordinary course of business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our prospectus, dated April 15, 2014 and filed with the SEC on April 17, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On January 15, 2014, the Company issued one share of its common stock, par value $0.01 per share, to Moelis & Company Manager LLC in exchange for $0.01. The Company's common stock, par value $0.01 per share, was reclassified as Class A common stock, par value $0.01 per share, in connection with the Company's initial public offering of shares of Class A common stock.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibit Index

        The list of exhibits is set forth under "Exhibit Index" at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of May.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

*
Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**
In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.