Form 10-Q
period 2014-06-30
Moelis & Co
filed 2014-08-13
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        At July 31, 2014, there were 15,159,961 shares of Class A common stock, par value $0.01 per share, and 36,158,698 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated and Combined Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated and Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$158,006	$303,024
Restricted cash	816	792
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,241 and $773 as of 2014 and 2013, respectively	24,684	28,784
Other receivables, net of allowance for doubtful accounts of $238 and $1,080 as of 2014 and 2013, respectively	14,076	6,559

Total receivables	38,760	35,343
Deferred compensation	4,768	3,495
Investments at fair value (cost basis $3,999 and $69,066 as of 2014 and 2013, respectively)	3,999	68,141
Equity method investments	15,530	12,481
Equipment and leasehold improvements, net	4,966	5,156
Deferred tax asset	68,791	1,315
Prepaid expenses and other assets	10,271	13,716

Total assets	$305,907	$443,463

Liabilities and Equity
Compensation payable	72,158	104,527
Accounts payable and accrued expenses	13,547	14,262
Amount due pursuant to tax receivable agreement	51,804	—
Deferred revenue	8,285	6,838
Other liabilities	9,156	8,466

Total liabilities	154,950	134,093

Commitments and Contingencies (See Note 13)
Parent company investment	—	308,444
Accumulated other comprehensive income (loss)	1,409	926
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 15,263,653 issued and outstanding at June 30, 2014; none authorized, issued or outstanding at December 31, 2013)	153	—
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 36,158,698 issued and outstanding at June 30, 2014; none authorized, issued or outstanding at December 31, 2013)	362	—
Additional paid-in-capital	88,028	—
Retained earnings (accumulated deficit)	(19,010)	—

Total Moelis & Company equity	70,942	309,370
Noncontrolling interests	80,015	—

Total equity	150,957	309,370

Total liabilities and equity	$305,907	$443,463

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$131,687	$98,518	$246,204	$158,363
Expenses
Compensation and benefits	162,204	58,404	232,645	101,986
Occupancy	3,331	3,454	6,635	7,038
Professional fees	5,258	2,881	8,593	5,888
Communication, technology and information services	3,870	3,276	7,644	6,442
Travel and related expenses	6,265	3,989	11,350	8,752
Depreciation and amortization	519	588	1,094	1,172
Other expenses	7,547	3,207	11,615	5,143

Total expenses	188,994	75,799	279,576	136,421

Operating income (loss)	(57,307)	22,719	(33,372)	21,942
Other income and expenses	(14)	28	5	133
Income (loss) from equity method investments	(2,851)	(569)	(4,071)	849

Income (loss) before income taxes	(60,172)	22,178	(37,438)	22,924
Provision for income taxes	438	1,042	1,080	1,077

Net income (loss)	(60,610)	$21,136	(38,518)	$21,847

Net income (loss) attributable to noncontrolling interests	(41,600)		(19,508)

Net income (loss) attributable to Moelis & Company	$(19,010)		$(19,010)

Weighted-average shares of Class A common stock outstanding
Basic	15,263,653		15,263,653

Diluted	15,263,653		15,263,653

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(1.25)		$(1.25)

Diluted	$(1.25)		$(1.25)

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(60,610)	$21,136	$(38,518)	$21,847
Foreign currency translation adjustment, net of tax	1,713	(158)	1,714	(2,091)

Other comprehensive income (loss)	1,713	(158)	1,714	(2,091)

Comprehensive income (loss)	(58,897)	$20,978	(36,804)	19,756

Less: Comprehensive income (loss) attributable to noncontrolling interests	(40,369)		(18,277)

Comprehensive income (loss) attributable to Moelis & Company	$(18,528)		$(18,527)

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(38,518)	$21,847
Adjustments to reconcile combined net income to net cash provided by (used in) operating activities:
Bad debt expense	1,682	797
Depreciation and amortization	1,094	1,172
(Income) loss from equity method investments	4,071	(849)
Equity-based compensation	106,238	23,928
Other	3,131	1,108
Changes in assets and liabilities:
Accounts receivable	3,830	7,850
Other receivables	(7,978)	(6,375)
Prepaid expenses and other assets	(1,108)	(2,815)
Deferred compensation	(1,176)	(456)
Compensation payable	(31,786)	(92,957)
Accounts payable and accrued expenses	1,319	(1,174)
Deferred revenue	1,320	(256)
Dividends received	—	2,375
Other liabilities	697	2,385

Net cash provided by (used in) operating activities	42,816	(43,420)

Cash flows from investing activities
Purchase of investments	(20,917)	(66,822)
Proceeds from sales of investments	83,237	153,143
Investment in equity method investments	(4,445)	—
Note payments received from employees	831	383
Purchase of equipment and leasehold improvements	(789)	(740)
Change in restricted cash	(1)	(2)

Net cash provided by (used in) investing activities	57,916	85,962

Cash flows from financing activities
Pre-offering distribution to partners	(195,017)	—
Tax distributions to partners	(46,748)	(37,658)
IPO related proceeds (net of $5,711 of offering costs)	168,287	—
Distributions of IPO proceeds to partners	(139,429)	—
Other cash contributions from (distributions to) Parent	(34,730)	479
Cash proceeds from issuance of Class B common stock	500	—

Net cash provided by (used in) financing activities	(247,137)	(37,179)

Effect of exchange rate fluctuations on cash and cash equivalents	1,387	(1,686)
Net increase (decrease) in cash and cash equivalents	(145,018)	3,677
Cash and cash equivalents, beginning of year	303,024	185,623

Cash and cash equivalents, end of year	$158,006	$189,300

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$2,228	$1,122
Other non-cash activity
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$10,854	$—
Capitalized offering costs paid in prior or subsequent period	$6,180	$—
Tax benefit related to settlement of appreciation units	$4,308	$—
Establishment of deferred tax asset related to reorganization	$3,261	$—
Increase in deferred tax asset related to IPO	$1,302	$—
Other non-cash distributions	$1,105	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital			Parent Company Investment	Noncontrolling Interests	Total Equity
Balance as of January 1, 2014	—	—	$—	$—	$—	$—	$926	$308,444	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	29,768	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	(80,983)	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	13,834	—	13,834
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	—	1,223	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	(195,017)	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	(1,105)	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	1	—	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	77	—	12,475	—	—	(76,164)	63,612	—
Issuance of Class B common stock	—	36,158,698	—	362	138	—	—	—	—	500

Balance post-reorganization	7,699,851	36,158,698	77	362	15,874	—	927	—	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	75	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	(19,010)	—	—	(49,276)	(68,286)
Distributions of IPO proceeds to partners	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Equity-based compensation	80,360	—	1	—	27,583	—	—	—	64,820	92,404
Equity-based contributions to joint venture and global advisory board	—	—	—	—	5,504	—	—	—	123	5,627
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	4,308	—	—	—	—	4,308
Other comprehensive income	—	—	—	—	—	—	482	—	1,231	1,713
Other	—	—	—	—	—	—	—	—	(495)	(495)

Balance as of June 30, 2014	15,263,653	36,158,698	$153	$362	$88,028	$(19,010)	$1,409	$—	$80,015	$150,957

Balance as of January 1, 2013	—	—	$—	$—	$—	$—	$163	$259,945	$—	$260,108
Net income (loss)	—	—	—	—	—	—	—	21,847	—	21,847
Net cash distributions to Parent	—	—	—	—	—	—	—	(37,179)	—	(37,179)
Equity-based compensation	—	—	—	—	—	—	—	23,928	—	23,928
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	—	1,037	—	1,037
Other comprehensive income	—	—	—	—	—	—	(2,091)	—	—	(2,091)

Balance as of June 30, 2013	—	—	$—	$—	$—	$—	$(1,928)	$269,578	$—	$267,650

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying condensed consolidated and combined financial statements include the accounts and operations of Moelis & Company beginning with its initial public offering ("IPO") in April of 2014, along with the historical carved out accounts and operations of the advisory business of Moelis & Company Holdings LP (the "Parent" or "Old Holdings") prior to Moelis & Company's IPO (Moelis & Company and the advisory business of the Parent are referred to as the "Company," "we," "our," or "us").

        Prior to the Company's IPO, the Parent operated as a Delaware limited partnership that commenced operations on May 1, 2007. The general partner of the Parent was Moelis & Company Holdings GP LLC. The sole member of Moelis & Company Holdings GP LLC was Moelis & Company Manager LLC ("Manager"), which was wholly-owned by certain co-founding partners. In April of 2014, Old Holdings reorganized its business in connection with the IPO of 7,475,000 shares of Moelis & Company Class A common stock. Following the reorganization, the advisory business is now held under Moelis & Company Group LP ("Group LP"), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. The net assets associated with the advisory operations were distributed to Group LP at their carrying amounts. The details of the reorganization and IPO are described further in Note 4 and in the combined financial statements of the Advisory Operations of Moelis & Company Holdings LP in Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC") effective April 15, 2014 (the "Registration Statement"). The interim financial information provided in the accompanying condensed consolidated and combined financial statements represents the combined results of operations and financial condition prior to the Company's reorganization along with the consolidated results of operations and financial condition subsequent to the Company's reorganization and IPO.

        The Company's activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

        Basis of Presentation—The condensed consolidated and combined financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC ("Group GP"), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

  •
  Moelis & Company LLC ("Moelis U.S."), a Delaware limited liability company, a registered broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority ("FINRA").

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

  •
  Moelis & Company UK LLP ("Moelis UK"), a limited liability partnership registered under the laws of England and Wales. In addition to the United Kingdom, Moelis UK maintains operations through the following subsidiaries and branches:

  •
  Moelis & Company France SAS (French subsidiary)

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

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

    •
    Moelis & Company Asia Limited ("Moelis Asia"), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through Moelis & Company Consulting (Beijing) Company Limited.

    •
    Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Company prepared the accompanying condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated and combined financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated and combined financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the combined audited financial statements for the year ended December 31, 2013 included in the Company's Registration Statement.

        Consolidation—The Company's policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company's subsidiaries have been eliminated in consolidation.

        Use of Estimates—The preparation of condensed consolidated and combined financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In preparing the condensed consolidated and combined financial statements, management makes estimates and assumptions regarding:

  •
  the adequacy of the allowance for doubtful accounts;

  •
  the realization of deferred taxes;

  •
  the measurement of equity-based compensation; and

  •
  other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

        Expense Allocations—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. Occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of the Parent, and communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company. Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable, and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        In connection with the Company's IPO, the Company committed to a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services and office space to Moelis Asset Management LP for a fee. See Note 11 for further information.

        Cash and Cash Equivalents—Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

        As of June 30, 2014, the Company had cash equivalents of $54,881 (December 31, 2013: $260,825) invested primarily in U.S. Treasury Bills and government securities money market funds. Additionally, as of June 30, 2014, the Company had cash of $103,125 (December 31, 2013: $42,199) maintained in U.S. and non-U.S. bank accounts, of which some U.S. bank account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $816 and $792 as of June 30, 2014 and December 31, 2013, respectively, in restricted collateral accounts deposited in connection with corporate credit card programs.

        Receivables—The accompanying condensed consolidated and combined statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

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

        Financial Instruments at Fair Value—Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

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

        Equity Method Investments—Equity method investments primarily consist of the Company's investment in Moelis Australia Holdings. The Company accounts for its investment in Moelis Australia Holdings under the equity method of accounting as the Company does not control the entity but jointly controls Moelis Australia Holdings with the Trust. In connection with this investment, the Company acquired a call option to purchase the remaining 50% interest in Moelis Australia Holdings. Also, in connection with the investment, the Company granted a put option enabling the key senior Australian executive to sell his remaining shares in Moelis Australia Holdings back to the Company upon certain defined exit events. The call and the put options are embedded in the equity method investment and have not been separated as embedded derivatives because they do not meet the definition of a derivative given that the investee's shares are not publicly traded. The investment reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the joint venture. The Company reflects its share of gains and losses of the joint venture in income (loss) from equity method investments in the condensed consolidated and combined statements of operations.

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

        Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated and combined statements of financial condition and any gain or loss is reflected in the condensed consolidated and combined statements of operations.

        Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement—In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. In the future, additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges are expected to result in an increase in the tax basis of Group LP's assets attributable to the Company's interest in Group LP. These increases in the tax basis of Group LP's assets attributable to the Company's interest in Group LP would not have been available but for this initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of income tax the Company would otherwise be required to pay in the future. The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase described above as a deferred tax asset in the condensed consolidated and combined statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition.

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the condensed consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,217 and $2,202 for the three months ended June 30, 2014 and 2013 respectively, and $4,727 and $3,793 for the six months ended June 30, 2014 and 2013, respectively.

        Equity-based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable). Under the income

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. See Note 9 for further discussion.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 8 for further discussion.

        Income Taxes—Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes as applicable. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

        The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company's condensed consolidated and combined statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2014 and 2013, no such amounts were recorded.

        Foreign Currency Translation—Assets and liabilities held in non-U.S. dollar denominated (functional) currencies are translated into U.S. dollars at exchange rates in effect at the end of the

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the condensed consolidated and combined statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2013, the FASB issued ASU No. 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 provides amendments to ASU 2011-11 by clarifying the scope of transactions that are subject to the disclosures of offsetting. The amendments in this update are effective retrospectively for periods beginning after January 1, 2013. The adoption of this update did not have an impact on the Company's condensed consolidated and combined financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides amendments to ASC No. 740, "Income Taxes", which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update did not have a material impact on the Company's condensed consolidated and combined financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated and combined financial statements.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS

Reorganization and Initial Public Offering

        In April of 2014, Old Holdings reorganized its business in connection with the IPO of Class A common stock by Moelis & Company, a newly-formed Delaware corporation. Following the reorganization, the advisory operations are owned by Group LP and Group LP is controlled by Moelis & Company. The new public shareholders are entitled to receive a portion of the economics of the operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of Group LP will continue to receive the majority of the economics of the operations, as noncontrolling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company is subject to United States federal and state corporate income taxes, which is resulting in a material increase in the applicable tax rates and current tax expense incurred post reorganization.

        Group LP has one principal class of units, Class A partnership units. Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings units. Following the reorganization, each Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock. In addition, Group LP issued Class B partnership units to Moelis & Company. The Class B partnership units correspond with the economic rights of shares of Moelis & Company Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

        Group LP Class A partnership unitholders have no voting rights by virtue of their ownership of Group LP Class A partnership units, except for the limited rights described in Group LP's Amended and Restated Agreement of Limited Partnership. Moelis & Company Partner Holdings LP holds all shares of Class B common stock, enabling it initially to exercise majority voting control over Moelis & Company. Among other items, Class B common stock contains a condition (the "Class B Condition") that calls for Mr. Moelis to maintain a defined minimum equity stake and that he devote his primary business time to Moelis & Company. So long as the Class B Condition is satisfied, each share of Class B common stock entitles its holder to ten votes for each share held of record on all matters submitted to a vote of stockholders. Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company's Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent, set forth in Moelis & Company's Amended and Restated Certificate of Incorporation. Upon failure of the Class B Condition, each share of Class B common stock will have one vote for each share held. Each share of Class B common stock may, at the option of the holder, be converted into a number of shares of Class A common stock, or dollar set forth in Moelis & Company's Amended and Restated Certificate of Incorporation.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

        In connection with the reorganization and IPO described above, several transactions took place which impacted the Company's condensed consolidated and combined financial statements including the following:

  •
  A pre-offering distribution to the partners of Old Holdings of $195,017 reflected within financing activities in the condensed consolidated and combined statements of cash flows and in the condensed consolidated and combined statements of changes in equity;

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO. The proceeds received related to the issuance of Class A common stock in connection with the IPO is recorded net of underwriting discounts, commissions and offering expenses. Net cash received of $168,287 during the six months ended June 30, 2014 is reflected within financing activities in the condensed consolidated and combined statements of cash flows. Net proceeds recorded in the condensed consolidated and combined statements of changes in equity of $162,107, takes into account any IPO related expenses paid during 2013 and any accruals remaining as of June 30, 2014;

  •
  The one-time cash distribution of $139,429 by Group LP to the partners of Old Holdings of a portion of the proceeds arising from the sale of Class A partnership units to Moelis & Company is reflected within financing activities in the condensed consolidated and combined statements of cash flows and in the condensed consolidated and combined statements of changes in equity;

  •
  The tax impact associated with the one-time cash distribution is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of approximately $62,658 recorded in the condensed consolidated and combined statements of financial condition. Approximately $60,946 of this deferred tax asset is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,804) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining $10,854 of the tax benefit is allocable to the Company.

  •
  Expenses related to the reorganization and IPO recorded in the condensed consolidated and combined statements of operations include the following:

  •
  $87,601 of compensation and benefits expense associated with the one-time non-cash acceleration of unvested equity held by Managing Directors;

  •
  $379 of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 equity incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

    •
    $952 of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

    •
    $4,014 of compensation and benefits expense associated with the issuance of cash (expense of $2,004) and fully vested shares of Class A common stock (expense of $2,010) in settlement of appreciation rights issued in prior years;

    •
    $1,240 of professional fees expense associated with the one-time non-cash acceleration of unvested equity held by non-employee members of Moelis & Company's Global Advisory Board; and

    •
    $4,916 of expenses associated with the one-time non-cash acceleration of unvested equity held by employees of the Australian JV. Half of the expenses associated with acceleration of equity held by employees of the Australian JV is included in other expenses and the other half is included in income (loss) from equity method investments.

5. EQUITY METHOD INVESTMENTS

Investment in Joint Venture

        On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings, investing a combination of cash and certain net assets of its wholly-owned subsidiary, Moelis Australia, in exchange for its interests. The remaining 50% is owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

        On April 1, 2011, the Company contributed its equity to Moelis Australia Holdings, which in turn granted equity awards to its employees in return for providing future employment related services. These units generally vest over an eight year service period and are recorded as compensation expenses on Moelis Australia Holdings' financial statements. In connection with the Company's reorganization and IPO, the unvested equity held by the employees of the Australian JV was accelerated in April of 2014. As the recipients are not employees of the Company, but rather employees of the Australian JV, the Company recognizes the entire expense associated with these equity awards based on the fair value re-measured at each reporting period and amortized over the vesting period. For the six months ended June 30, 2014, the Company recognized $5,350 in additional equity, $2,675 in equity method investments and $2,675 in other expenses relating to these equity awards in the condensed consolidated and combined financial statements. For the six months ended June 30, 2013, the Company recognized $708 in additional equity, $354 in equity method investments and $354 in other expenses relating to these equity awards in the condensed consolidated and combined financial statements.

        During the six months ended June 30, 2013, Moelis Australia Holdings paid dividends to the Company in the amount of $2,375. This dividend was treated as a return on investment in the condensed consolidated and combined financial statements.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

5. EQUITY METHOD INVESTMENTS (Continued)

        During the six months ended June 30, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in equity method investments in the condensed consolidated and combined financial statements.

        Summary financial information related to Moelis Australia Holdings is as follows:

	June 30, 2014	December 31, 2013
Total assets	$28,343	$38,465
Total liabilities	(3,472)	(15,760)

Net equity	$24,871	$22,705

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$4,447	$6,489	$7,580	$19,607
Total expenses	(10,149)	(7,627)	(15,722)	(17,909)

Net income (loss)	$(5,702)	$(1,138)	$(8,142)	$1,698

Ownership percentage	50%	50%	50%	50%
Income (loss) from equity method investment	$(2,851)	$(569)	$(4,071)	$849

Other Equity Method Investment

        In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three and six months ended June 30, 2014, no income or loss was recorded on this investment.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	Useful lives	June 30, 2014	December 31, 2013
Office equipment	3 Years	$7,902	$7,498
Furniture and fixtures	7 Years	2,169	1,730
Leasehold improvements	5 - 60 Months	4,415	4,395

Total		14,486	13,623
Less accumulated depreciation and amortization		(9,520)	(8,467)

Equipment and leasehold improvements, net		$4,966	$5,156

        Depreciation and amortization expenses for fixed assets totaled $519 and $546 for the three months ended June 30, 2014 and 2013, respectively, and $1,053 and $1,088 for the six months ended June 30, 2014 and 2013, respectively.

7. FAIR VALUE MEASUREMENTS

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

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets, U.S. Treasury Bills and bank time deposits classified in Level 2 as of June 30, 2014 and 2013 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than six months.

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$54,881	$—	$54,881	$—
Investments
U.S. treasury bills	3,999	—	3,999	$—

Total financial assets	$58,880	$—	$58,880	$—

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$73,366	$—	$73,366	$—
U.S. treasury bills	146,991	—	146,991	—
Bank time deposits	40,468	—	40,468	—
Investments:
U.S. Treasury Bills	66,237	—	66,237	—
Common stock	1,904	—	—	1,904

Total financial assets	$328,966	$—	$327,062	$1,904

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company's investment classified as Level 3 are as follows for the six months ended June 30, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

June 30, 2014	$—

Unrealized gains (losses) related to investment still held as of June 30, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2014 and 2013.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. FAIR VALUE MEASUREMENTS (Continued)

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2014 are presented below.

(dollars in thousands, except per share amounts)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$(19,010)	$(19,010)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)	(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$(19,010)	$(19,010)

Denominator:
Weighted average shares of Class A common stock outstanding—basic	15,263,653	15,263,653
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)	(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	(b)

Weighted average shares of Class A common stock outstanding—diluted	15,263,653	15,263,653

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(1.25)	$(1.25)

Diluted	$(1.25)	$(1.25)

Net loss per share was $1.25 for both the three and six months ended June 30, 2014 as the allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 54,285,070. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  units (including any tax impact). For the three and six months ended June 30, 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the three and six months ended June 30, 2014, the additional shares of Moelis & Company's Class A common stock assumed to be issued pursuant to unvested restricted stock, RSUs and stock options as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional shares that would have been included in this calculation if the effect were dilutive would have been 432,400 shares for the three and six months ended June 30, 2014. Antidilution is the result of the Company producing a loss for the three and six months ended June 30, 2014.

9. EQUITY-BASED COMPENSATION

Partnership Units

        Prior to the Company's restructuring and IPO, the Parent's ownership structure was comprised of common partners (principally outside investors) holding units and employees holding units, which collectively represented the partnership interests in the Parent and evidence of the right to receive distributions and allocations of net profit and losses as defined in the Parent Limited Partnership Agreement. The common partners contributed capital to the Parent and are not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non-Managing Director employees were granted units as part of their incentive arrangements and these units generally vest based on service ratably over four years. In connection with the Company's restructuring and IPO, substantially all of the partner equity subject to vesting had been accelerated. Units granted to non-Managing Director employees were not accelerated in connection with the Company's restructuring and IPO and continue to vest based on the original terms of the grant.

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of June 30, 2014, partners held 39,021,417 Group LP partnership units, 749,120 of which were unvested and will continue to vest over their service life.

        For the three months ended June 30, 2014 and 2013, the Company recognized compensation expenses of $88,939 and $11,403, respectively in relation to vesting of units. For the six months ended June 30, 2014 and 2013, the Company recognized compensation expenses of $99,949 and $23,929, respectively in relation to vesting of units. As of June 30, 2014, there was $11,560 of unrecognized compensation expense related to unvested Class A partnership units. The Company expects to recognize the unrecognized compensation expense at June 30, 2014, over a weighted-average period of 3.3 years, using the graded vesting method.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

2014 Omnibus Incentive Plan

        In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the "Plan") to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners and consultants. The Plan will provide for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, stock bonuses, other stock-based awards and cash awards.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's IPO, annual compensation process and ongoing hiring process, the Company issued 2,227,916 shares of restricted stock and RSUs which generally vest over a service life of four to five years. For the three and six months ended June 30, 2014, the Company recognized expenses of $3,327 related to these awards.

        The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2014.

	Restricted Stock & RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2014	—	$—
Granted	2,227,916	25.01
Forfeited	(60)	25.00
Vested	(2,000)	25.00

Unvested Balance at June 30, 2014	2,225,856	$25.01

        As of June 30, 2014, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $46,590. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2014 is 3.6 years.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

Stock Options

        Pursuant to the Plan and in connection with the IPO, the Company issued 3,501,881 stock options which vest over a five-year period. The Company estimates the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

Six Months Ended June 30, 2014
Expected life (in years)	6
Weighted -average risk free interest rate	1.91%
Expected volatility	35%
Dividend yield	2.72%
Weighted-average fair value at grant date	$6.70

        The following table summarizes activity related to stock options for the six months ended June 30, 2014.

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2014	—	$—
Grants	3,501,881	25.00
Exercises	—	25.00
Forfeiture or expirations	(23,375)	25.00

Outstanding at June 30, 2014	3,478,506	$25.00

        For the three and six months ended June 30, 2014, the Company recognized expenses of $952 related to these stock options. As of June 30, 2014, the total compensation expense related to unvested stock options not yet recognized was $18,744. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 4.3 years.

10. STOCKHOLDERS EQUITY

Class A Common Stock

        In April 2014, the Company issued 15,263,653 shares of Class A common stock as follows:

  •
  7,699,851 shares in connection with the reorganization;

  •
  7,475,000 shares in connection with the IPO; and

  •
  88,802 shares in connection with the settlement of appreciation rights issued in prior years.

        As of June 30, 2014, 15,263,653 shares of Class A common stock are issued and outstanding.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. STOCKHOLDERS EQUITY (Continued)

Class B Common Stock

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

Noncontrolling Interests

        In connection with the Company's reorganization, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of June 30, 2014, partners held 39,021,417 Group LP partnership units, representing a 72% noncontrolling interest in Moelis & Company.

        Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 15,263,653 shares of Class A common stock outstanding at June 30, 2014 represents the controlling interest.

Dividend

        On July 30, 2014, the Board of Directors of Moelis & Company declared a dividend of $0.20 per share to be paid on September 8, 2014 to common stockholders of record on August 25, 2014.

11. RELATED-PARTY TRANSACTIONS

        Aircraft—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). In connection with the restructuring and IPO, Manager can no longer operate the aircraft for use in the Company's business and as a result the arrangement under which the plane is provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft is used by the Company pursuant to a ten-year dry lease with Manager, the terms of which are comparable to the market rates of leasing from an independent third party. For the three and six months ended June 30, 2014, the Company incurred $154 in lease costs to be paid to Manager. Consistent with such dry lease arrangement, the Company is obligated to bear all the costs of operating the aircraft. While the primary use of the aircraft is for business purposes, because of the benefit afforded to the Company in terms of security and productivity while traveling for personal reasons, the Company entered into a timesharing agreement with Mr. Moelis to allow him to use the aircraft for personal use. Under such timesharing agreement, Mr. Moelis must reimburse the Company for the maximum amount of reimbursement allowed by applicable Federal Aviation Administration rules. For the three and six months ended June 30, 2014, Mr. Moelis incurred costs of approximately $80

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

pursuant to the timesharing agreement. Such amounts are included in other receivables on the condensed consolidated and combined statements of financial condition.

        Promissory Notes—As of June 30, 2014, there were no unsecured promissory notes from employees held by the Company (December 31, 2013: $831). Any outstanding balances are reflected in other receivables on the condensed consolidated and combined statements of financial condition. The note held at December 31, 2013, bore a rate of 4.75%. During the six months ended June 30, 2014 and 2013, the Company received $831 and $383, respectively of principal repayments and recognized interest income of $4 and $39, respectively, on such notes, which is included in other income and expenses on the condensed consolidated and combined statements of operations.

        Allocated Expenses—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure. In most cases, corporate overhead expenses specific to the advisory business were both identifiable and quantifiable, and allocated directly to the Company. The remaining corporate overhead expenses were allocated to the Company based on usage or the relative proportion of the Company's headcount to that of the Parent.

        Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company been operated independent of the Parent for historical periods presented.

        Services Agreement—In connection with the Company's IPO, the Company committed to a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee totaling $460 for the post-IPO period ended June 30, 2014. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement.

        Joint Venture—As of June 30, 2014, the Company had a net balance due to the Australian JV (see Note 5) of $55 (December 31, 2013: $1,145), which is reflected in other assets on the condensed consolidated and combined statements of financial condition. This balance consists of amounts due to the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. This relationship between the Company and the Australian JV is governed by a service agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three and six months ended June 30, 2014, no income or loss was recorded on this investment.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2014, Moelis U.S. had net capital of $41,462, which was $41,212 in excess of its required net capital. At December 31, 2013, Moelis U.S. had net capital of $101,690, which was $101,440 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At June 30, 2014, the aggregate regulatory net capital of Moelis UK was $51,391 which exceeded the minimum requirement by $51,323. At December 31, 2013, the aggregate regulatory net capital of Moelis UK was $42,344, which exceeded the minimum requirement by $42,275.

13. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—The Company maintains an unsecured revolving credit facility and as of June 30, 2014, the commitment amount was $25,000 and matures on June 30, 2015.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2014 and 2013, the Company had no borrowings under the credit facility.

        As of June 30, 2014, the Company's available credit under this facility was $16,610 as a result of the issuance of an aggregate amount of $8,390 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        Leases—The Company leases office space under operating leases with expiration dates that extend through 2023. The Company incurred rent expense relating to its operating leases of $2,677 and $5,295 for the three and six months ended June 30, 2014, respectively, and $2,790 and $5,683 for the three and six months ended June 30, 2013, respectively.

        The future minimum rental payments required under the office space operating leases in place at June 30, 2014 are as follows:

Fiscal year ended	Amount
Remainder of 2014	$5,799
2015	9,508
2016	8,990
2017	8,946
2018	9,633
Thereafter	19,825

Total	$62,701

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

14. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2014 and 2013 in the amount of $312 and $367, respectively, and $625 and $711 for the six months ending June 30, 2014 and 2013, respectively.

15. INCOME TAXES

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

        The Company recorded an increase in the net deferred tax asset of $67,476, which is primarily attributable to approximately $4,563 of tax impact associated with the existing book and tax basis

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

15. INCOME TAXES (Continued)

temporary difference in items allocated to the Company and subject to the corporate income tax rate, and approximately $62,658 of tax impact associated with the one-time cash distribution to partners of Old Holdings in connection with the IPO of Moelis & Company treated as an acquisition for U.S. federal income tax purposes of partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of $62,658 of which approximately $60,946 is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,804) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining $10,854 of the tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

16. BUSINESS INFORMATION

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

        For the three months ended June 30, 2014, there was one client that accounted for approximately 11% of revenues. There were no other clients that accounted for more than 10% of revenues for the three or six months ended June 30, 2014 or 2013. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$91,814	$80,393	$189,719	$131,780
Rest of World	39,873	18,125	56,485	26,583

Total	$131,687	$98,518	$246,204	$158,363

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

16. BUSINESS INFORMATION (Continued)

	June 30, 2014	December 31, 2013
Assets:
United States	$232,886	$359,072
Rest of World	73,021	84,391

Total	$305,907	$443,463

17. SUBSEQUENT EVENTS

        On July 30, 2014, the Board of Directors of Moelis & Company declared a dividend of $0.20 per share to be paid on September 8, 2014 to common stockholders of record on August 25, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes included elsewhere in this form 10-Q and our annual financial statements for the year ended December 31, 2013 included in Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC"), effective April 15, 2014 (the "Registration Statement").

Forward-Looking Statements and Certain Factors that May Affect Our Business

        The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under "Risk Factors" in our Registration Statement.

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

        We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Natural Resources; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and São Paulo in 2014. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008 and Houston and Palo Alto in 2011. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. Most recently in 2014, we added capabilities to provide capital raising and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

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

Reorganization and Initial Public Offering

        In April of 2014, we reorganized our business in connection with Moelis & Company's IPO of Class A common stock. See Note 4 in these condensed consolidated and combined financial statements and Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission effective April 15, 2014 for further information. In connection with the reorganization and IPO described above, several transactions took place which had a significant impact on our results of operations for the three and six months ended June 30, 2014 including the following:

  •
  $87,601 of compensation and benefits expense associated with the one-time non-cash acceleration of unvested equity held by Managing Directors;

  •
  $379 of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $952 of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $4,014 of compensation and benefits expense associated with the issuance of cash (expense of $2,004) and fully vested shares of Class A common stock (expense of $2,010) in settlement of appreciation rights issued in prior years;

  •
  $1,240 of professional fees expense associated with the one-time non-cash acceleration of unvested equity held by non-employee members of Moelis & Company's Global Advisory Board; and

  •
  $4,916 of expenses associated with the one-time non-cash acceleration of unvested equity held by employees of the Australian JV. Half of the expenses associated with acceleration of equity held by employees of the Australian JV is included in other expenses and the other half is included in income (loss) from equity method investments.

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

        For the three months ended June 30, 2014, we earned revenues of $131.7 million, or an increase of 34% from the $98.5 million for the same period in 2013. For the six months ended June 30, 2014, we earned revenues of $246.2 million, or an increase of 55% from the $158.4 million for the same period in 2013. This compares favorably with a 2% increase in the number of completed M&A transactions and a 7% decline in global completed M&A volume in the same period (source: Thomson Financial as of July 23, 2014; includes all transactions greater than $100 million in value).

        For the three months ended June 30, 2014, compensation-related expenses of $162.2 million represented 123% of revenues, up from 59% of revenues during the same period in 2013. For the six months ended June 30, 2014, compensation-related expenses of $232.6 million represented 94% of revenues, up from 64% of revenues during the same period in 2013. The increase in compensation expenses during the three and six months ended June 30, 2014, primarily resulted from accelerating the vest of pre-IPO equity held by our Managing Directors and other reorganization and IPO related expenses as described above in "Reorganization and Initial Public Offering". In addition to the incremental expenses related to the reorganization and IPO, the amount of compensation increased in connection with our increase in revenues for the three and six months ended June 30, 2014. Non-compensation expenses were $26.8 million in the three months ended June 30, 2014, representing 20% of revenues, up from 18% of revenues during the same period in 2013. Non-compensation expenses were $46.9 million in the six months ended June 30, 2014, representing 19% of revenues, down from 22% of revenues during the same period in 2013. We incurred a net loss of $60.6 million for the three months ended June 30, 2014, as compared with $21.1 million earned in the corresponding period of 2013 and we incurred a net loss of $38.5 million for the six months ended June 30, 2014, as compared with $21.8 million earned in the corresponding period of 2013.

        Based on historical experience, we believe the current economic backdrop (high corporate cash balances, healthy capital markets and financial sponsors seeking to return capital) provides a strong foundation for continued improvement in the M&A environment. While completed M&A transaction activity has been relatively flat, we are seeing a steady improvement in the M&A environment, as demonstrated by the number of announced M&A transactions increasing 19% in the first half of 2014 as compared with the same period of the prior year (source: Thomson Financial as of July 23, 2014; includes all transactions greater than $100 million in value). We believe our clients have increasing confidence in the U.S. economy and financing remains readily available at historically low cost. In addition, European economies continue to stabilize. We also continue to experience a growing demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

        The following is a discussion of our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2014 vs. 2013			2014 vs. 2013
($ in thousands)	2014	2013		2014	2013
Revenues	$131,687	$98,518	34%	$246,204	$158,363	55%
Expenses:
Compensation and benefits	162,204	58,404	178%	232,645	101,986	128%
Non-compensation expenses	26,790	17,395	54%	46,931	34,435	36%

Total operating expenses	188,994	75,799	149%	279,576	136,421	105%
Operating income (loss)	(57,307)	22,719	N/M	(33,372)	21,942	N/M
Other income and expenses	(14)	28	N/M	5	133	-96%
Income (loss) from equity method investments	(2,851)	(569)	-401%	(4,071)	849	N/M

Income (loss) before income taxes	(60,172)	22,178	N/M	(37,438)	22,924	N/M
Provision for income taxes	438	1,042	-58%	1,080	1,077	0%

Net income (loss)	$(60,610)	$21,136	N/M	$(38,518)	$21,847	N/M

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

  Three Months Ended June 30, 2014 versus 2013

        Revenues were $131.7 million for the three months ended June 30, 2014 compared with $98.5 million for the same period in 2013, representing an increase of 34%. An increased number of clients contributed to our revenue growth, and during the second quarter of 2014, we earned revenues from 124 clients (33 of which paid fees of $1 million or more) as compared with 119 clients (21 of which paid fees of $1 million or more) during the same period in 2013.

  Six Months Ended June 30, 2014 versus 2013

        Revenues were $246.2 million for the six months ended June 30, 2014 compared with $158.4 million for the same period in 2013, representing an increase of 55%. This result compares favorably with a 2% increase in the number of global completed M&A transactions and a 7% decline in global completed M&A volume during the same period (Source: Thomson Financial as of July 23, 2014; includes all transactions greater than $100 million in value).

        An increased number of clients contributed to our revenue growth, and during the six months ended June 30, 2014, we earned revenues from 163 clients (57 of which paid fees of $1 million or more) as compared with 154 clients (42 of which paid fees of $1 million or more) during the same period in 2013.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2014 vs. 2013			2014 vs. 2013
($ in thousands)	2014	2013		2014	2013
Expenses:
Compensation and benefits	$162,204	$58,404	178%	$232,645	$101,986	128%
% of revenues	123%	59%		94%	64%
Non-compensation expenses	$26,790	$17,395	54%	$46,931	$34,435	36%
% of revenues	20%	18%		19%	22%
Total operating expenses	$188,994	$75,799	149%	$279,576	$136,421	105%
% of revenues	144%	77%		114%	86%
Income (loss) before income taxes	$(60,172)	$22,178	N/M	$(37,438)	$22,924	N/M
% of revenues	-46%	23%		-15%	14%

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

        Operating expenses were $189.0 million for the three months ended June 30, 2014 and represented 144% of revenues, compared with $75.8 million for the same period in 2013 which represented 77% of revenues. Our income before income taxes decreased significantly, declining from income of $22.2 million for the three months ended June 30, 2013 to a loss of $60.2 million for the same period in 2014.

        Operating expenses were $279.6 million for the six months ended June 30, 2014 and represented 114% of revenues, compared with $136.4 million for the same period in 2013 which represented 86% of revenues. Our income before income taxes decreased significantly, declining from income of $22.9 million for the six months ended June 30, 2013 to a loss of $37.4 million for the same period in 2014.

        Our operating expenses (both compensation and non-compensation expenses) were impacted by the significant reorganization and IPO related expenses as described above in "Reorganization and Initial Public Offering".

Compensation and Benefits Expenses

        Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

        Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service ("contingent cash awards") and amortization of equity-based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four to five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period, which is typically two to three years. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company's estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

        Due to our rapid expansion in the early years of our operations, the ratio of our compensation expenses to revenues has been higher than what we intend to target in the future. Newly hired bankers typically require a ramp up period before they and their client relationships begin to contribute meaningful revenues to the Company. As a result, our compensation ratio has been higher in prior periods of significant headcount growth. We have reduced our compensation ratio in recent periods primarily through increased production due to the continued maturation of our advisory platform as the tenure of our senior bankers has increased. These factors were more than offset by the large expense realized in the second quarter of 2014 as a result of the one-time vesting acceleration of equity held by Managing Directors. Given the vesting acceleration, we expect that the equity amortization component of compensation will be reduced starting in the third quarter of 2014, and build over time, as equity subject to a vest is awarded as part of the annual incentive compensation process. Based on these factors and an improving macroeconomic environment, we intend to target a compensation ratio of approximately 57% to 58%. However, if we identify opportunities to grow revenues through significant expansion or to position our Company during challenging market conditions for future growth, we may report a compensation ratio in excess of this target. We intend to compensate our personnel competitively in order to continue building our business and growing our firm.

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

  Three Months Ended June 30, 2014 versus June 30, 2013

        For the three months ended June 30, 2014, compensation-related expenses of $162.2 million represent 123% of revenues, compared with $58.4 million of compensation-related expenses which represent 59% of revenues in the prior year period. The increase in compensation expenses primarily relates to a higher discretionary bonus accrual and the acceleration of equity compensation expense associated with the IPO that occurred during 2014 as compared with 2013.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $126.4 million and $38.2 million for the three months ended June 30, 2014 and 2013, respectively. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $35.8 million and $20.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase in discretionary cash bonus expense is related to our increase in revenues for the period.

  Six Months Ended June 30, 2014 versus June 30, 2013

        For the six months ended June 30, 2014, compensation-related expenses of $232.6 million represent 94% of revenues, compared with $102.0 million of compensation-related expenses which represent 64% of revenues in the prior year period. The increase in compensation expenses primarily relates to a higher discretionary bonus accrual and the acceleration of equity compensation expense associated with the IPO that occurred during 2014 as compared with 2013.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $166.7 million and $80.4 million for the six months ended June 30, 2014 and 2013, respectively. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $65.9 million and $21.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase in discretionary cash bonus expense is related to our increase in revenues for the period.

Non-Compensation Expenses

        Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted against non-compensation expenses.

        Historically, our non-compensation expenses, particularly occupancy and travel costs associated with business development, have increased as we have grown our business and made strategic investments. This trend may continue as we expand into new sectors, geographies and products to serve our clients' evolving needs. In addition, we will experience increased non-compensation expenses in connection with having become a public company.

  Three Months Ended June 30, 2014 versus 2013

        Non-compensation expenses were $26.8 million in the three months ended June 30, 2014, representing 20% of revenues, up from 18% in the prior year period. The year-over-year increase in non-compensation expenses of $9.4 million was primarily attributable to the reorganization and IPO as described above in "Reorganization and Initial Public Offering", as well as increased client activity and continued expansion during the quarter.

  Six Months Ended June 30, 2014 versus 2013

        Non-compensation expenses were $46.9 million in the six months ended June 30, 2014, representing 19% of revenues, down from $34.4 million, or 22% in the prior year period. The year-over-year increase in non-compensation expenses of $12.5 million was primarily attributable to the reorganization and IPO as described above in "Reorganization and Initial Public Offering", as well as increased client activity and continued expansion during the quarter.

Income (Loss) From Equity Method Investments

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

  Three Months Ended June 30, 2014 versus 2013

        Income (loss) from equity method investments, which relates to our share of gains and losses of the Australian JV, was a net loss of $2.9 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, the Australian JV generated $4.5 million of revenues and $10.2 million of expenses, resulting in a net loss of $5.7 million, of which we recognized our 50% share, or $2.9 million. For the same period in 2013, the Australian JV generated $6.5 million of revenues and $7.6 million of expenses, resulting in a net loss of $1.1 million, of which we recognized our 50% share, or $0.6 million. The Australian JV's revenues decreased by 31% for the three months ended June 30, 2014 compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses increased 33% during the three months ended June 30, 2014 when compared with the same period in 2013 primarily due to higher compensation expenses related to the acceleration of equity awards in connection with the Company's reorganization and IPO.

  Six Months Ended June 30, 2014 versus 2013

        Income (loss) from equity method investments, which relates to our share of gains and losses of the Australian JV, was a loss of $4.1 million and income of $0.8 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Australian JV generated $7.6 million of revenues and $15.7 million of expenses, resulting in a net loss of $8.1 million, of which we recognized our 50% share, or $4.1 million. For the same period in 2013, the Australian JV generated $19.6 million of revenues and $17.9 million of expenses, resulting in net income of $1.7 million, of which we recognized our 50% share, or $0.8 million. The Australian JV's revenues decreased by 61% for the six months ended June 30, 2014 compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 12% during the six months ended June 30, 2014 when compared with the same period in 2013 primarily due to lower compensation expenses as a result of the lower revenues generated.

Provision for Income Taxes

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other state and local taxes. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of result of operations from Group LP.

  Three Months Ended June 30, 2014 versus 2013

        During the three months ended June 30, 2014, the provision for income taxes was $0.4 million, which reflected an effective tax rate of negative 1%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of Class A partnership units in Group LP. Only a portion of the earnings for the period was subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate.

        During the three months ended June 30, 2013, the provision for income taxes was $1.0 million, which reflected an effective tax rate of 5%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of partnership units. None of the earnings for the period was subject to corporate income taxes for U.S. federal, state and local tax purposes.

  Six Months Ended June 30, 2014 versus 2013

        During the six months ended June 30, 2014, the provision for income taxes was $1.1 million, which reflected an effective tax rate of negative 3%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of Class A partnership units in Group LP. Only a portion of the earnings for the period was subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate.

        During the six months ended June 30, 2013, the provision for income taxes was $1.1 million, which reflected an effective tax rate of 5%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of partnership units. None of the earnings for the period was subject to corporate income tax for US federal, state and local tax purposes.

Liquidity and Capital Resources

        Our current assets have historically comprised cash, short-term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. We have also historically distributed estimated partner tax payments in the first quarter of each year in respect of the prior year's operating results. Therefore, levels of cash generally have declined during the first quarter of each year after incentive compensation was paid to our employees and estimated tax payments were distributed to partners. Cash then gradually increased over the remainder of the year. We expect these practices to continue.

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2014 and December 31, 2013, the Company had cash equivalents of $54.9 million and $260.8 million, respectively, invested in U.S. Treasury Bills, bank time deposits and government securities money market funds. Additionally, as of June 30, 2014 and December 31, 2013, the Company had cash of $103.1 million and $42.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which some U.S. account balances exceeded the FDIC coverage limit of $250,000.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of June 30, 2014 and December 31, 2013 accounts receivable were $24.7 million and $28.8 million, respectively, net of allowances of $1.2 million and $0.8 million, respectively.

        To provide for working capital and other general corporate purposes, we maintain a $25.0 million unsecured revolving credit facility that matures on June 30, 2015. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2014, the Company had no borrowings under the credit facility.

        As of June 30, 2014, the Company's available credit under this facility was $16.6 million as a result of the issuance of an aggregate amount of $8.4 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On July 30, 2014, the Board of Directors of Moelis & Company declared a dividend of $0.20 per share to be paid on September 8, 2014 to common stockholders of record on August 25, 2014.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the condensed consolidated and combined financial statements as of June 30, 2014 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Tax Receivable Agreement

        In conjunction with the IPO, we have entered into a tax receivable agreement with our eligible Managing Directors that will provide for the payment by us to our eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to exchanges by our eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we realize.

        In connection with the IPO, the Company made a one-time cash distribution which is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of approximately

$62.7 million recorded in the condensed consolidated and combined statements of financial condition. Approximately $60.9 million of this deferred tax asset is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51.8 million) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining $10.9 million of the tax benefit is allocable to the Company and is recorded as additional paid-in-capital.

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

        Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity.

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

	Six Months Ended June 30,
($ in thousands)	2014	2013
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$(38,518)	$21,847
Non-cash charges	116,216	26,156
Other operating activities	(34,882)	(91,423)

Total operating activities	42,816	(43,420)
Investing Activities	57,916	85,962
Financing Activities	(247,137)	(37,179)
Effect of exchange rate changes	1,387	(1,686)

Net increase (decrease) in cash	(145,018)	3,677
Cash and cash equivalents, beginning of year	303,024	185,623

Cash and cash equivalents, end of year	$158,006	$189,300

  Six Months Ended June 30, 2014

        Cash and cash equivalents were $158.0 million at June 30, 2014, a decrease of $145.0 million from $303.0 million of cash and cash equivalents at December 31, 2013. Operating activities resulted in a net inflow of $42.8 million primarily attributable to cash collected from clients during the period, partially offset by annual bonus payments made to employees. Investing activities resulted in a net inflow of $57.9 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills. Financing activities resulted in a net outflow of $247.1 million primarily related to the pre and post offering distributions to partners and tax distributions to partners, partially offset by net proceeds received related to the issuance of Class A common stock.

  Six Months Ended June 30, 2013

        Cash and cash equivalents were $189.3 million at June 30, 2013, an increase of $3.7 million from $185.6 million at December 31, 2012. Operating activities resulted in net outflows of $43.4 million primarily attributable to annual bonus payments made to employees, net of cash collected from clients. Investing activities resulted in net inflows of $86.0 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills, money markets, and bank time deposits. Financing activities resulted in a net cash outflow of $37.2 million, primarily attributable to tax distributions made to partners.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of June 30, 2014:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$62,701	$8,179	$18,298	$18,814	$17,410

Total	$62,701	$8,179	$18,298	$18,814	$17,410

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

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2014, a payable of $51.8 million has been recorded in amount due pursuant to tax receivable agreement in the condensed consolidated and combined financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement.

Off-Balance Sheet Arrangements

        We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for those described under "Contractual Obligations" above.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated or based assets and liabilities. Non-functional currency related transaction gains and losses are recorded in the condensed consolidated and combined statements of operations. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three and six months ended June 30, 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income in the combined statements of comprehensive income was $1.7 million. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

        Prior to our IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. Occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of the Parent, and communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company. Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable, and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        In connection with the Company's IPO, the Company committed to a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services and office space to Moelis Asset Management LP for a fee. See Note 11 for further information.

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

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

Equity Method Investment

        Equity method investments primarily consist of the Company's investment in Moelis Australia Holdings. The Company accounts for its investment in the Australian JV under the equity method of accounting as the Company does not control the entity but jointly controls the Australian JV with the Australian Trust. The Company reflects its investment in investment in joint venture on the accompanying combined statements of financial condition. In connection with this investment, the Company acquired a call option to purchase the remaining 50 percent interest in the Australian JV. Also, in connection with the investment, the Company granted a put option enabling the key senior Australian executive to sell his remaining shares in the Australian JV back to the Company upon certain defined exit events. The call and the put options are embedded in the equity method investment and have not been separated as embedded derivatives because they do not meet the definition of a derivative given that the investee's shares are not publicly traded. The investment reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the Australian JV. The Company reflects its share of gains and losses of the Australian JV in income (loss) from equity method investment in the combined statements of operations.

Income Taxes

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes as applicable. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

        The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company's condensed consolidated and combined statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2014 and 2013, no such amounts were recorded.

Recent Accounting Developments

        For a discussion of recently issued accounting developments and their impact or potential impact on our combined financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated and combined financial statements included in this 10-Q.

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

Sales of Unregistered Securities

        On January 15, 2014, the Company issued one share of its common stock, par value $0.01 per share, to Moelis & Company Manager LLC in exchange for $0.01. The Company's common stock, par value $0.01 per share, was reclassified as Class A common stock, par value $0.01 per share, in connection with the Company's initial public offering of shares of Class A common stock.

Use of Proceeds

        On April 15, 2014, our registration statement on Form S-1 (File No. 333-194306) was declared effective by the Securities and Exchange Commission relating to our initial public offering pursuant to which we sold an aggregate of 7,475,000 shares of our Class A common stock at a price to the public of $25.00 per share. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as lead joint book-running managers for the offering. Moelis & Company LLC, J.P. Morgan Securities LLC and UBS Securities LLC acted as joint book-running managers for the offering. Keefe, Bruyette & Woods, Inc., Sanford C. Bernstein & Co., LLC and JMP Securities LLC acted as co-managers for the offering.

        The offering was completed on April 22, 2014, resulting in net proceeds to us of $162.0 million after deducting net underwriting discounts and commissions of $11.8 million ($13.1 million less Moelis & Company LLC's allocation of $1.3 million) and other offering expenses of approximately $13.2 million.

        The Company used approximately $22.9 million of the net proceeds to make one-time payments to the partners of Old Holdings who received, directly or indirectly, shares of Class A common stock in exchange for the Group LP Class A partnership units they would otherwise have received in connection with the reorganization completed prior to the offering. Moelis & Company used the remaining $139.1 million of net proceeds to purchase Class A partnership units from Moelis & Company Group LP ("Group LP"). Group LP used approximately $116.5 million of the net proceeds to make a one-time cash distribution to the partners of Old Holdings who held Group LP Class A partnership units as of the day prior to the closing of the offering. Group LP has used or will use the remaining net proceeds for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibit Index

        The list of exhibits is set forth under "Exhibit Index" at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of August.

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