Form 10-Q
period 2014-09-30
Moelis & Co
filed 2014-11-07
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of October 27, 2014, there were 15,159,781 shares of Class A common stock, par value $0.01 per share, and 36,149,180 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated and Combined Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated and Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$142,098	$303,024
Restricted cash	912	792
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,636 and $773 as of 2014 and 2013, respectively	22,951	28,784
Other receivables, net of allowance for doubtful accounts of $0 and $1,080 as of 2014 and 2013, respectively	7,819	6,559

Total receivables	30,770	35,343
Deferred compensation	4,404	3,495
Investments at fair value (cost basis $73,997 and $69,066 as of 2014 and 2013, respectively)	73,999	68,141
Equity method investments	16,634	12,481
Equipment and leasehold improvements, net	5,860	5,156
Deferred tax asset	69,379	1,315
Prepaid expenses and other assets	8,133	13,716

Total assets	$352,189	$443,463

Liabilities and Equity
Compensation payable	95,856	104,527
Accounts payable and accrued expenses	13,789	14,262
Amount due pursuant to tax receivable agreement	51,761	—
Deferred revenue	7,325	6,838
Other liabilities	8,770	8,466

Total liabilities	177,501	134,093

Commitments and Contingencies (See Note 13)
Parent company investment	—	308,444
Accumulated other comprehensive income (loss)	521	926
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 15,260,806 issued and outstanding at September 30, 2014; none authorized, issued or outstanding at December 31, 2013)	153	—
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 36,149,180 issued and outstanding at September 30, 2014; none authorized, issued or outstanding at December 31, 2013)	362	—
Additional paid-in-capital	94,367	—
Retained earnings (accumulated deficit)	(15,517)	—

Total Moelis & Company equity	79,886	309,370
Noncontrolling interests	94,802	—

Total equity	174,688	309,370

Total liabilities and equity	$352,189	$443,463

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$128,651	$98,728	$374,855	$257,091
Expenses
Compensation and benefits	68,148	64,966	300,793	166,952
Occupancy	3,560	3,504	10,195	10,542
Professional fees	5,995	2,999	14,588	8,887
Communication, technology and information services	3,945	3,443	11,589	9,885
Travel and related expenses	8,083	3,358	19,433	12,110
Depreciation and amortization	542	571	1,636	1,743
Other expenses	2,605	5,370	14,220	10,513

Total expenses	92,878	84,211	372,454	220,632

Operating income (loss)	35,773	14,517	2,401	36,459
Other income and expenses	617	(1,101)	622	(968)
Income (loss) from equity method investments	1,105	1,739	(2,966)	2,588

Income (loss) before income taxes	37,495	15,155	57	38,079
Provision for income taxes	4,710	705	5,790	1,782

Net income (loss)	32,785	$14,450	(5,733)	$36,297

Net income (loss) attributable to noncontrolling interests	26,285		6,777

Net income (loss) attributable to Moelis & Company	$6,500		$(12,510)

Weighted-average shares of Class A common stock outstanding
Basic	15,262,343		15,262,940

Diluted	16,205,254		15,262,940

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.43		$(0.82)

Diluted	$0.40		$(0.82)

Dividends Declared per Share of Class A common stock	$0.20		$0.20

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$32,785	$14,450	$(5,733)	$36,297
Foreign currency translation adjustment, net of tax	(3,156)	3,805	(1,442)	356

Other comprehensive income (loss)	(3,156)	3,805	(1,442)	356

Comprehensive income (loss)	29,629	$18,255	(7,175)	36,653

Less: Comprehensive income (loss) attributable to noncontrolling interests	24,017		5,740

Comprehensive income (loss) attributable to Moelis & Company	$5,612		$(12,915)

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(5,733)	$36,297
Adjustments to reconcile combined net income to net cash provided by (used in) operating activities:
Bad debt expense	1,496	1,211
Depreciation and amortization	1,636	1,743
(Income) loss from equity method investments	2,966	(2,588)
Equity-based compensation	112,726	34,810
Other	2,949	2,373
Changes in assets and liabilities:
Accounts receivable	4,738	3,151
Other receivables	(3,234)	(10,996)
Prepaid expenses and other assets	1,018	(3,904)
Deferred compensation	(1,181)	1,152
Compensation payable	(7,998)	(72,567)
Accounts payable and accrued expenses	7,667	(163)
Deferred revenue	484	(939)
Dividends received	—	2,375
Other liabilities	294	2,270

Net cash provided by (used in) operating activities	117,828	(5,775)

Cash flows from investing activities
Purchase of investments	(91,107)	(148,059)
Proceeds from sales of investments	83,237	200,143
Investment in equity method investments	(4,445)	—
Note payments received from employees	831	383
Notes issued to employees	(119)	—
Purchase of equipment and leasehold improvements	(2,381)	(1,251)
Change in restricted cash	(131)	(4)

Net cash provided by (used in) investing activities	(14,115)	51,212

Cash flows from financing activities
Pre-offering distribution to partners	(195,017)	—
Tax distributions to partners	(46,990)	(39,472)
IPO related proceeds (net of $10,316 of offering costs)	163,682	—
Dividend distributions to Parent for partners	—	(35,389)
Distributions of IPO proceeds to partners	(139,429)	—
Dividends and distributions	(10,894)	—
Other cash contributions from (distributions to) Parent	(34,730)	4,578
Cash proceeds from issuance of Class B common stock	500	—
Other	(938)	—

Net cash provided by (used in) financing activities	(263,816)	(70,283)

Effect of exchange rate fluctuations on cash and cash equivalents	(823)	75
Net increase (decrease) in cash and cash equivalents	(160,926)	(24,771)
Cash and cash equivalents, beginning of period	303,024	185,623

Cash and cash equivalents, end of period	$142,098	$160,852

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$2,877	$1,422
Other non-cash activity
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$10,854	$—
Capitalized IPO expenses paid in prior or subsequent period	$1,575	$—
Tax benefit related to settlement of appreciation units	$4,308	$—
Establishment of deferred tax asset related to reorganization	$3,261	$—
Increase in deferred tax asset related to IPO	$1,302	$—
Other non-cash distributions	$1,724	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital			Parent Company Investment	Noncontrolling Interests	Total Equity
Balance as of January 1, 2014	—	—	$—	$—	$—	$—	$926	$308,444	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	29,768	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	(80,983)	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	13,834	—	13,834
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	—	1,223	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	(195,017)	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	(1,105)	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	1	—	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	77	—	12,475	—	—	(76,164)	63,612	—
Issuance of Class B common stock	—	36,158,698	—	362	138	—	—	—	—	500

Balance post-reorganization	7,699,851	36,158,698	77	362	15,874	—	927	—	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	75	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	(12,510)	—	—	(22,991)	(35,501)
Distributions of IPO proceeds to partners	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Dividends and distributions	—	—	—	—	437	(3,007)	—	—	(8,324)	(10,894)
Equity-based compensation	77,693	—	1	—	33,185	—	—	—	65,706	98,892
Equity-based contributions to joint venture and global advisory board	—	—	—	—	5,692	—	—	—	123	5,815
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	4,308	—	—	—	—	4,308
Other comprehensive income	—	—	—	—	—	—	(406)	—	(1,037)	(1,443)
Other	(180)	(9,518)	—	—	112	—	—	—	(2,287)	(2,175)

Balance as of September 30, 2014	15,260,806	36,149,180	$153	$362	$94,367	$(15,517)	$521	$—	$94,802	$174,688

Balance as of January 1, 2013	—	—	$—	$—	$—	$—	$163	$259,945	$—	$260,108
Net income (loss)	—	—	—	—	—	—	—	36,297	—	36,297
Net cash distributions to Parent	—	—	—	—	—	—	—	(70,283)	—	(70,283)
Equity-based compensation	—	—	—	—	—	—	—	34,810	—	34,810
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	—	1,675	—	1,675
Other comprehensive income	—	—	—	—	—	—	356	—	—	356

Balance as of September 30, 2013	—	—	$—	$—	$—	$—	$519	$262,444	$—	$262,963

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

  •
  Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

  •
  Moelis & Company Assessoria Financeira Ltda. ("Moelis Brazil"), a limited liability company incorporated in São Paulo, Brazil.

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

        As of September 30, 2014, the Company had cash equivalents of $63,987 (December 31, 2013: $260,825) invested primarily in U.S. Treasury Bills and government securities money market funds.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Additionally, as of September 30, 2014, the Company had cash of $78,111 (December 31, 2013: $42,199) maintained in U.S. and non-U.S. bank accounts, of which most U.S. bank account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $912 and $792 as of September 30, 2014 and December 31, 2013, respectively, in restricted collateral accounts deposited primarily in connection with corporate credit card programs.

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

        Equipment and Leasehold Improvements—Office equipment and furniture and fixtures are stated at cost less accumulated depreciation, which is determined using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, respectively. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement—In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. In the future, additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges are expected to result in an increase in the tax basis of Group LP's assets attributable to the Company's interest in Group LP. These increases in the tax basis of Group LP's assets attributable to the Company's interest in Group LP would not have been available but for this initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

        The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase described above as a deferred tax asset in the condensed consolidated and combined statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the condensed consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,793 and $1,957 for the three months ended September 30, 2014 and 2013 respectively, and $7,520 and $5,750 for the nine months ended September 30, 2014 and 2013, respectively.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2014 and 2013, no such amounts were recorded.

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

4. BUSINESS CHANGES AND DEVELOPMENTS

Moelis Brazil

        In August 2014, the Company established Moelis Brazil, a new corporate entity located in São Paulo, Brazil for the purpose of providing investment banking advisory services to clients in Brazil and increasing the global reach of the Company. The Company owns a 94% interest in Moelis Brazil and the remaining 6% is owned by senior bankers of the newly formed entity. As the majority owner of Moelis Brazil, the Company consolidates its financial results.

Reorganization and Initial Public Offering

        In April 2014, Old Holdings reorganized its business in connection with the IPO of Class A common stock by Moelis & Company, a newly-formed Delaware corporation. Following the reorganization, the advisory operations are owned by Group LP and Group LP is controlled by Moelis & Company. The new public shareholders are entitled to receive a portion of the economics of the operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of Group LP will continue to receive the majority of the economics of the operations, as noncontrolling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company is subject to United States federal and state corporate income taxes, which is resulting in a material increase in the applicable tax rates and current tax expense incurred post reorganization.

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

        Group LP Class A partnership unitholders have no voting rights by virtue of their ownership of Group LP Class A partnership units, except for the limited rights described in Group LP's Amended and Restated Agreement of Limited Partnership. Moelis & Company Partner Holdings LP holds all shares of Class B common stock, enabling it initially to exercise majority voting control over Moelis & Company. Among other items, Class B common stock contains a condition (the "Class B Condition") that calls for Mr. Moelis to maintain a defined minimum equity stake. So long as the Class B Condition is satisfied, each share of Class B common stock entitles its holder to ten votes for each share held of record on all matters submitted to a vote of stockholders. Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company's Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent, set forth in Moelis & Company's Amended and Restated Certificate of Incorporation. Upon failure of the Class B Condition, each share of Class B common stock will have one vote for each share held. Each share of Class B common stock may, at the option of the holder, be converted into a number of shares of Class A common stock, or dollar set forth in Moelis & Company's Amended and Restated Certificate of Incorporation.

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

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO. The proceeds received related to the issuance of Class A common stock in connection with the IPO is recorded net of underwriting discounts, commissions and offering expenses. Net cash received of $163,682 during the nine months ended September 30, 2014 is reflected within financing activities in the condensed consolidated and combined statements of cash flows. Net proceeds recorded in the condensed consolidated and combined statements of changes in equity of $162,107, takes into account any IPO related expenses paid during 2013 and any accruals remaining as of September 30, 2014;

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

  •
  The tax impact associated with the one-time cash distribution is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of which approximately $60,896 of this deferred tax asset is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,761) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

  •
  Expenses related to the reorganization and IPO recorded in the condensed consolidated and combined statements of operations for the nine months ended September 30, 2014 include the following:

  •
  $87,601 of compensation and benefits expense associated with the one-time non-cash acceleration of unvested equity held by Managing Directors;

  •
  $763 ($384 for the three months ended September 30, 2014) of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 equity incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $2,046 ($1,094 for the three months ended September 30, 2014) of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

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

        On April 1, 2011, the Company contributed its equity to Moelis Australia Holdings, which in turn granted equity awards to its employees in return for providing future employment related services. These units generally vest over an eight year service period and are recorded as compensation expenses on Moelis Australia Holdings' financial statements. As the recipients are not employees of the Company, but rather employees of the Australian JV, the Company recognized the entire expense associated with these equity awards based on the fair value re-measured at each reporting period and amortized over the vesting period. In connection with the Company's reorganization and IPO, the unvested equity held by the employees of the Australian JV was accelerated in April of 2014. For the nine months ended September 30, 2014, the Company recognized $5,350 in additional equity, $2,675 in equity method investments and $2,675 in other expenses relating to these equity awards in the condensed consolidated and combined financial statements. For the nine months ended September 30, 2013, the Company recognized $1,112 in additional equity, $556 in equity method investments and $556 in other expenses relating to these equity awards in the condensed consolidated and combined financial statements.

        During the nine months ended September 30, 2013, Moelis Australia Holdings paid dividends to the Company in the amount of $2,375. This dividend was treated as a return on investment in the condensed consolidated and combined financial statements.

        During the nine months ended September 30, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in equity method investments in the condensed consolidated and combined financial statements.

        Summary financial information related to Moelis Australia Holdings is as follows:

	September 30, 2014	December 31, 2013
Total assets	$31,740	$38,465
Total liabilities	(6,327)	(15,760)

Net equity	$25,413	$22,705

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

5. EQUITY METHOD INVESTMENTS (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$9,863	$10,782	$17,443	$30,390
Total expenses	(7,653)	(7,304)	(23,375)	(25,213)

Net income (loss)	$2,210	$3,478	$(5,932)	$5,177

Ownership percentage	50%	50%	50%	50%
Income (loss) from equity method investment	$1,105	$1,739	$(2,966)	$2,588

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three and nine months ended September 30, 2014, no income or loss was recorded on this investment.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	September 30, 2014	December 31, 2013
Office equipment	$8,445	$7,498
Furniture and fixtures	2,050	1,730
Leasehold improvements	5,301	4,395

Total	15,796	13,623
Less accumulated depreciation and amortization	(9,936)	(8,467)

Equipment and leasehold improvements, net	$5,860	$5,156

        Depreciation and amortization expenses for fixed assets totaled $542 and $540 for the three months ended September 30, 2014 and 2013, respectively, and $1,595 and $1,628 for the nine months ended September 30, 2014 and 2013, respectively.

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

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets, U.S. Treasury Bills and bank time deposits classified in Level 2 as of September 30, 2014 and 2013 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than six months.

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

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of September 30, 2014:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
Government securities money market	$63,987	$—	$63,987	$—
Investments
U.S. treasury bills	73,999	—	73,999	—

Total financial assets	$137,986	$—	$137,986	$—

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2013:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
Government securities money market	$73,366	$—	$73,366	$—
U.S. treasury bills	146,991	—	146,991	—
Bank time deposits	40,468	—	40,468	—
Investments
U.S. treasury bills	66,237	—	66,237	—
Common stock	1,904	—	—	1,904

Total financial assets	$328,966	$—	$327,062	$1,904

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. FAIR VALUE MEASUREMENTS (Continued)

the reclassification occurred. The changes to the Company's investment classified as Level 3 are as follows for the nine months ended September 30, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

September 30, 2014	$—

Unrealized gains (losses) related to investment still held as of September 30, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014 and 2013.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2014 are presented below.

(dollars in thousands, except per share amounts)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$6,500		$(12,510)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$6,500		$(12,510)

Denominator:
Weighted average shares of Class A common stock outstanding—basic	15,262,343		15,262,940
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	942,911		(b)

Weighted average shares of Class A common stock outstanding—diluted	16,205,254		15,262,940

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.43		$(0.82)

Diluted	$0.40		$(0.82)

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 55,199,112 for the three months ended September 30, 2014 and 54,256,798 for the nine months ended September 30, 2014 . In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  units (including any tax impact). For the three and nine months ended September 30, 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the nine months ended September 30, 2014, the additional shares of Moelis & Company's Class A common stock assumed to be issued pursuant to unvested restricted stock, RSUs and stock options as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional shares that would have been included in this calculation if the effect were dilutive would have been 665,649 shares for the nine months ended September 30, 2014. Antidilution is the result of the Company producing a loss for the nine months ended September 30, 2014.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of September 30, 2014, partners held 38,993,858 Group LP partnership units, 730,207 of which were unvested and will continue to vest over their service life.

        For the three months ended September 30, 2014 and 2013, the Company recognized compensation expenses of $886 and $10,891, respectively in relation to vesting of units. For the nine months ended September 30, 2014 and 2013, the Company recognized compensation expenses of $100,835 and $34,810, respectively in relation to vesting of units. As of September 30, 2014, there was $10,434 of unrecognized compensation expense related to unvested Class A partnership units. The Company expects to recognize the unrecognized compensation expense at September 30, 2014, over a weighted-average period of 3.0 years, using the graded vesting method.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

2014 Omnibus Incentive Plan

        In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the "Plan") to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners and consultants. The Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, stock bonuses, other stock-based awards and cash awards.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's IPO, annual compensation process and ongoing hiring process, the Company has issued 2,477,272 shares of restricted stock and RSUs in 2014 which generally vest over a service life of four to five years. For the three and nine months ended September 30, 2014, the Company recognized expenses of $4,509 and $7,835, respectively related to these awards.

        The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2014.

	Restricted Stock & RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2014	—	$—
Granted	2,477,272	26.08
Forfeited	(56,642)	25.00
Vested	(9,190)	28.02

Unvested Balance at September 30, 2014	2,411,440	$26.10

        As of September 30, 2014, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $46,499. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2014 is 3.2 years.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

Stock Options

        Pursuant to the Plan and in connection with the IPO, the Company issued 3,501,881 stock options in 2014 which vest over a five-year period. The Company estimates the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended September 30, 2014
Expected life (in years)	6
Weighted-average risk free interest rate	1.91%
Expected volatility	35%
Dividend yield	2.72%
Weighted-average fair value at grant date	$6.70

        The following table summarizes activity related to stock options for the nine months ended September 30, 2014.

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2014	—	$—
Grants	3,501,881	25.00
Exercises	—	25.00
Forfeiture or expirations	(130,975)	25.00

Outstanding at September 30, 2014	3,370,906	$25.00

        For the three and nine months ended September 30, 2014, the Company recognized expenses of $1,094 and $2,046, respectively related to these stock options. As of September 30, 2014, the total compensation expense related to unvested stock options not yet recognized was $17,165. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 4.1 years.

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. STOCKHOLDERS EQUITY (Continued)

        As of September 30, 2014, 15,260,806 shares of Class A common stock were issued and outstanding.

Class B Common Stock

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1. As of September 30, 2014, 36,149,180 shares of Class B common stock were issued and outstanding.

Noncontrolling Interests

        In connection with the Company's reorganization, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of September 30, 2014, partners held 38,993,858 Group LP partnership units, representing a 72% noncontrolling interest in Moelis & Company.

        Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 15,260,806 shares of Class A common stock outstanding at September 30, 2014 represents the controlling interest.

Dividend

        On October 28, 2014, the Board of Directors of Moelis & Company declared a special dividend of $1.00 per share and a regular quarterly dividend of $0.20 per share. The aggregate $1.20 per share dividend will be paid on November 24, 2014 to common stockholders of record on November 10, 2014. During the nine months ended September 30, 2014 the Company declared and paid dividends of $0.20 per share.

11. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). In connection with the restructuring and IPO, Manager could no longer operate the aircraft for use in the Company's business and as a result, the arrangement under which the plane was provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft was used by the Company pursuant to a ten-year dry lease with Manager, the terms of which were comparable to the market rates of leasing from an independent third party. For the three and nine months ended September 30, 2014, the Company incurred $156 and $310 in lease costs to be paid to Manager, respectively. Consistent with such dry lease arrangement, the

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

Company was obligated to bear all the costs of operating the aircraft. While the primary use of the aircraft was for business purposes, because of the benefit afforded to the Company in terms of security and productivity while traveling for personal reasons, the Company entered into a timesharing agreement with Mr. Moelis to allow him to use the aircraft for personal use. Under such timesharing agreement, Mr. Moelis was required to reimburse the Company for the maximum amount of reimbursement allowed by applicable Federal Aviation Administration rules. For the three and nine months ended September 30, 2014, Mr. Moelis incurred costs of approximately $221 and $301 pursuant to the timesharing agreement, respectively. Such amounts are included in prepaid expenses and other assets on the condensed consolidated and combined statements of financial condition. During the third quarter of fiscal 2014, Manager sold the aircraft and the ten-year dry lease was terminated.

        On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three and nine months ended September 30, 2014, the Company incurred $61 in aircraft lease costs to be paid to Manager. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of September 30, 2014, there were $120 of unsecured promissory notes from employees held by the Company (December 31, 2013: $831). Any outstanding balances are reflected in other receivables on the condensed consolidated and combined statements of financial condition. The notes held as of September 30, 2014 bear a rate of 4.00% and the note held at December 31, 2013, bore a rate of 4.75%. During the nine months ended September 30, 2014 and 2013, the Company received $831 and $383, respectively of principal repayments and recognized interest income of $5 and $29, respectively, on such notes, which is included in other income and expenses on the condensed consolidated and combined statements of operations.

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

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee totaling

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

$500 and $960 for the three months ended September 30, 2014 and the year-to-date post-IPO period ended September 30, 2014, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement.

        Joint Venture—As of September 30, 2014, the Company had a net balance due to the Australian JV (see Note 5) of $425 (December 31, 2013: $1,145), which is reflected in other assets on the condensed consolidated and combined statements of financial condition. This balance consists of amounts due to the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three and nine months ended September 30, 2014, no income or loss was recorded on this investment.

        Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. For the three and nine months ended September 30, 2014, the Company earned revenues of $2,769 and $3,717, respectively, associated with such transactions.

12. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2014, Moelis U.S. had net capital of $83,828, which was $83,578 in excess of its required net capital. At December 31, 2013, Moelis U.S. had net capital of $101,690, which was $101,440 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At September 30, 2014, the aggregate regulatory net capital of Moelis UK was $37,952 which exceeded the minimum requirement by $37,889. At December 31, 2013, the aggregate regulatory net capital of Moelis UK was $42,344, which exceeded the minimum requirement by $42,275.

13. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—The Company maintains an unsecured revolving credit facility and as of September 30, 2014, the commitment amount was $25,000 and matures on June 30, 2015.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2014 and 2013, the Company had no borrowings under the credit facility.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        As of September 30, 2014, the Company's available credit under this facility was $16,669 as a result of the issuance of an aggregate amount of $8,331 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2023. The Company incurred expense relating to its operating leases of $2,756 and $8,051 for the three and nine months ended September 30, 2014, respectively, and $2,818 and $8,501 for the three and nine months ended September 30, 2013, respectively.

        The future minimum rental payments required under the operating leases in place at September 30, 2014 are as follows:

Fiscal year ended	Amount
Remainder of 2014	$3,536
2015	12,778
2016	12,266
2017	12,224
2018	12,915
Thereafter	23,096

Total	$76,815

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

14. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2014 and 2013 in the amount of $348 and $318, respectively, and $973 and $1,029 for the nine months ending September 30, 2014 and 2013, respectively.

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

        The Company recorded an increase in the net deferred tax asset of $68,064 for the nine months ended September 30, 2014, which is primarily attributable to approximately $67,394 of tax impact associated with the Company's reorganization and the one-time cash distribution to partners of Old Holdings in connection with the IPO of Moelis & Company treated as an acquisition for U.S. federal income tax purposes of partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of which approximately $60,896 is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,761) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

        There were no clients that accounted for more than 10% of revenues for the three or nine months ended September 30, 2014 or 2013. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$102,099	$79,955	$291,818	$211,735
Rest of World	26,552	18,773	83,037	45,356

Total	$128,651	$98,728	$374,855	$257,091

	September 30, 2014	December 31, 2013
Assets:
United States	$268,023	$359,072
Rest of World	84,166	84,391

Total	$352,189	$443,463

17. SUBSEQUENT EVENTS

        On October 28, 2014, the Board of Directors of Moelis & Company declared a special dividend of $1.00 per share and a regular quarterly dividend of $0.20 per share. The aggregate $1.20 per share dividend will be paid on November 24, 2014 to common stockholders of record on November 10, 2014.

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

Executive Overview

        Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. With 16 offices located in North and South America, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

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

        We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Natural Resources; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008 and Houston and Palo Alto in 2011. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. Most recently in 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

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

Reorganization and Initial Public Offering

        In April 2014, we reorganized our business in connection with Moelis & Company's IPO of Class A common stock. See Note 4 in these condensed consolidated and combined financial statements and Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission effective April 15, 2014 for further information. In connection with the reorganization and IPO described above, several transactions took place which had a significant impact on our results of operations for the nine months ended September 30, 2014 including the following:

  •
  $87,601 of compensation and benefits expense associated with the one-time non-cash acceleration of unvested equity held by Managing Directors;

  •
  $763 ($384 for the three months ended September 30, 2014) of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $2,046 ($1,094 for the three months ended September 30, 2014) of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

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

        For the nine months ended September 30, 2014, we earned revenues of $374.9 million, or an increase of 46% from the $257.1 million earned during the same period in 2013. This compares favorably with an 11% increase in the number of global completed M&A transactions and a 9% increase in global completed M&A volume in the same period (source: Thomson Financial as of October 8, 2014; includes all transactions greater than $100 million in value).

        While announced M&A volume was relatively restrained from the global financial crisis through 2013, we are seeing a steady improvement in the M&A environment as demonstrated by the increase in transaction announcements in the first nine months of 2014. During this period, the dollar volume of global announced M&A transactions increased 57% and the number of global announced M&A transactions increased 22% over the prior year period (source: Thomson Financial as of October 8, 2014; includes all transactions greater than $100 million in value).

        Based on historical experience, we believe the current economic backdrop (high corporate cash balances, healthy capital markets and low interest rates) provides a strong foundation for continued improvement in the M&A environment. Our clients have increasing confidence in the U.S. economy and financing remains readily available at historically low cost which should fuel continued growth in U.S. M&A activity. Additionally, European M&A activity is beginning to pick up, but we expect this recovery to be gradual reflecting the region's slow economic recovery. We also continue to experience a growing demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

        The following is a discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			2014 vs. 2013			2014 vs. 2013
($ in thousands)	2014	2013		2014	2013
Revenues	$128,651	$98,728	30%	$374,855	$257,091	46%
Expenses:
Compensation and benefits	68,148	64,966	5%	300,793	166,952	80%
Non-compensation expenses	24,730	19,245	29%	71,661	53,680	33%

Total operating expenses	92,878	84,211	10%	372,454	220,632	69%
Operating income (loss)	35,773	14,517	146%	2,401	36,459	-93%
Other income and expenses	617	(1,101)	N/M	622	(968)	N/M
Income (loss) from equity method investments	1,105	1,739	-36%	(2,966)	2,588	N/M

Income (loss) before income taxes	37,495	15,155	147%	57	38,079	N/M
Provision for income taxes	4,710	705	568%	5,790	1,782	225%

Net income (loss)	$32,785	$14,450	127%	$(5,733)	$36,297	N/M

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

  Three Months Ended September 30, 2014 versus 2013

        Revenues were $128.7 million for the three months ended September 30, 2014 compared with $98.7 million for the same period in 2013, representing an increase of 30%. The growth in revenues was primarily driven by an improving M&A environment which has led to increased dialogue with clients evaluating a wide range of strategic alternatives.

  Nine Months Ended September 30, 2014 versus 2013

        Revenues were $374.9 million for the nine months ended September 30, 2014 compared with $257.1 million for the same period in 2013, representing an increase of 46%. This compares favorably with an 11% increase in the number of global completed M&A transactions and a 9% increase in global completed M&A volume in the same period and demonstrates our continued advisory market share gains. (Source: Thomson Financial as of October 8, 2014; includes all transactions greater than $100 million in value).

        While the number of clients we advised was relatively consistent year-over-year (we earned revenues from 206 clients as compared with 201 clients during the same period in 2013), the number of clients who paid fees equal to or greater than $1 million increased from 74 clients in the first nine months of 2013 to 99 clients in the same period of 2014.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			2014 vs. 2013			2014 vs. 2013
($ in thousands)	2014	2013		2014	2013
Expenses:
Compensation and benefits	$68,148	$64,966	5%	$300,793	$166,952	80%
% of revenues	53%	66%		80%	65%
Non-compensation expenses	$24,730	$19,245	29%	$71,661	$53,680	33%
% of revenues	19%	19%		19%	21%
Total operating expenses	$92,878	$84,211	10%	$372,454	$220,632	69%
% of revenues	72%	85%		99%	86%
Income (loss) before income taxes	$37,495	$15,155	147%	$57	$38,079	N/M
% of revenues	29%	15%		N/M	15%

N/M = not meaningful

        Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses, and headcount is the primary driver of the level of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the combined statements of operations, net of any expenses reimbursed by clients.

        Operating expenses were $92.9 million for the three months ended September 30, 2014 and represented 72% of revenues, compared with $84.2 million for the same period in 2013 which represented 85% of revenues. Our income before taxes increased significantly, improving from income of $15.2 million for the three months ended September 30, 2013 to income of $37.5 million for the same period in 2014.

        Operating expenses were $372.5 million for the nine months ended September 30, 2014 and represented 99% of revenues, compared with $220.6 million for the same period in 2013 which represented 86% of revenues. Our income before income taxes decreased significantly, declining from income of $38.1 million for the nine months ended September 30, 2013 to income of $0.1 million for the same period in 2014.

        Our operating expenses (both compensation and non-compensation expenses) for the nine months ended September 30, 2014 were impacted by the significant reorganization and IPO related expenses as described above in "Reorganization and Initial Public Offering."

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

        Due to our rapid expansion in the early years of our operations, the ratio of our compensation expenses to revenues has been higher than what we intend to target in the future. Newly hired bankers typically require a ramp up period before they and their client relationships begin to contribute meaningful revenues to the Company. As a result, our compensation ratio has been higher in prior periods of significant headcount growth. We have reduced our compensation ratio in recent periods primarily through increased production due to the continued maturation of our advisory platform as the tenure of our bankers has increased. These factors were more than offset by the large expense realized in the second quarter of 2014 as a result of the one-time vesting acceleration of equity held by Managing Directors. Based on these factors and an improving macroeconomic environment, we intend to target a compensation ratio of approximately 57% to 58%. However, if we identify opportunities to grow revenues through significant expansion or to position our Company during challenging market conditions for future growth, we may report a compensation ratio in excess of this target. We intend to compensate our personnel competitively in order to continue building our business and growing our firm.

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

  Three Months Ended September 30, 2014 versus 2013

        For the three months ended September 30, 2014, compensation-related expenses of $68.1 million represented 53% of revenues, compared with $65.0 million which represented 66% of revenues in the prior year period. The increase in compensation expenses primarily relates to an increase in headcount as well as a higher discretionary bonus accrual, partially offset by lower equity amortization during 2014 as compared with 2013.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $39.1 million and $37.7 million for the three months ended September 30, 2014 and 2013, respectively. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $29.0 million and $27.3 million for the three months ended September 30, 2014 and 2013, respectively. The increase in discretionary cash bonus expense is related to our increase in revenues for the period.

  Nine Months Ended September 30, 2014 versus 2013

        For the nine months ended September 30, 2014, compensation-related expenses of $300.8 million represented 80% of revenues, compared with $167.0 million of compensation-related expenses which represented 65% of revenues in the prior year period. The increase in compensation expenses primarily relates to a higher discretionary bonus accrual and the acceleration of equity compensation expense associated with the IPO that occurred during 2014 as compared with 2013.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $205.9 million and $118.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in fixed compensation costs relates to the acceleration of equity compensation expense associated with the IPO that occurred in April 2014. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $94.9 million and $48.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in discretionary cash bonus expense is primarily related to our increase in revenues for the period.

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

  Three Months Ended September 30, 2014 versus 2013

        Non-compensation expenses were $24.7 million in the three months ended September 30, 2014, representing 19% of revenues, consistent with the ratio of 19% in the prior year period. In addition to incremental costs associated with operating as a public company, the increase in non-compensation expenses of $5.5 million was primarily driven by increased recruiting activity and new business development.

  Nine Months Ended September 30, 2014 versus 2013

        Non-compensation expenses were $71.7 million in the nine months ended September 30, 2014, representing 19% of revenues, up from $53.7 million, or 21% in the prior year period. The increase in non-compensation expense was primarily driven by increased travel expenses and professional fees, reflecting a more active business and recruiting environment.

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

  Three Months Ended September 30, 2014 versus 2013

        Income (loss) from equity method investments, which relates to our share of gains and losses of the Australian JV, was income of $1.1 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, the Australian JV generated $9.9 million of revenues and $7.7 million of expenses, resulting in net earnings of $2.2 million, of which we recognized our 50% share, or $1.1 million. For the same period in 2013, the Australian JV generated $10.8 million of revenues and $7.3 million of expenses, resulting in net earnings of $3.5 million, of which we recognized our 50% share, or $1.7 million. The Australian JV's revenues decreased by 9% for the three months ended September 30, 2014 compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses increased 5% during the three months ended September 30, 2014 when compared with the same period in 2013 primarily due to increased compensation and benefits expenses as well as professional fees associated with recruiting.

  Nine Months Ended September 30, 2014 versus 2013

        Income (loss) from equity method investments, which relates to our share of gains and losses of the Australian JV, was a loss of $3.0 million and income of $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Australian JV generated $17.4 million of revenues and $23.4 million of expenses, resulting in a net loss of $5.9 million, of which we recognized our 50% share, or $3.0 million. For the same period in 2013, the Australian JV generated $30.4 million of revenues and $25.2 million of expenses, resulting in net income of $5.2 million, of which we recognized our 50% share, or $2.6 million. The Australian JV's revenues decreased by 43% for the nine months ended September 30, 2014 compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 7% during the nine months ended September 30, 2014 when compared with the same period in 2013 primarily due to lower compensation expenses as a result of the lower revenues generated.

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

  Three Months Ended September 30, 2014 versus 2013

        During the three months ended September 30, 2014, the provision for income taxes was $4.7 million, which reflected an effective tax rate of 13%. The income tax provision and effective tax rate for the period primarily reflect the effect of the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate.

        During the three months ended September 30, 2013, the provision for income taxes was $0.7 million, which reflected an effective tax rate of 5%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of partnership units. None of the earnings for the period was subject to corporate income taxes for U.S. federal, state and local tax purposes.

  Nine Months Ended September 30, 2014 versus 2013

        During the nine months ended September 30, 2014, the provision for income taxes was $5.8 million on income before taxes of $0.1 million. The income tax provision for the period primarily reflects the effect of certain nondeductible expenses related to the vesting of Class A partnership units in Group LP in connection with the Company's reorganization and IPO. Only a portion of the earnings related to the post-IPO period was subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate.

        During the nine months ended September 30, 2013, the provision for income taxes was $1.8 million, which reflected an effective tax rate of 5%. The income tax provision and effective tax rate for the period reflect the effect of certain nondeductible expenses, primarily related to the vesting of partnership units. None of the earnings for the period was subject to corporate income tax for U.S. federal, state and local tax purposes.

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

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2014 and December 31, 2013, the Company had cash equivalents of $64.0 million and $260.8 million, respectively, invested in U.S. Treasury Bills, bank time deposits and government securities money market funds. Additionally, as of September 30, 2014 and December 31, 2013, the Company had cash of $78.1 million and $42.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most U.S. account balances exceeded the FDIC coverage limit of $250,000.

        In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2014 and December 31, 2013, the Company held $74.0 million and $66.2 million of U.S. treasury bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2014 and December 31, 2013 accounts receivable were $23.0 million and $28.8 million, respectively, net of allowances of $1.6 million and $0.8 million, respectively.

        To provide for working capital and other general corporate purposes, we maintain a $25.0 million unsecured revolving credit facility that matures on June 30, 2015. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2014, the Company had no borrowings under the credit facility.

        As of September 30, 2014, the Company's available credit under this facility was $16.7 million as a result of the issuance of an aggregate amount of $8.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On October 28, 2014, the Board of Directors of Moelis & Company declared a special dividend of $1.00 per share and a regular quarterly dividend of $0.20 per share. The aggregate $1.20 per share will be paid on November 24, 2014 to common stockholders of record on November 10, 2014. During the nine months ended September 30, 2014 the Company declared and paid dividends of $0.20 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the condensed consolidated and combined financial statements as of September 30, 2014 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

        In connection with the IPO, the Company made a one-time cash distribution which is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This distribution resulted in a deferred tax asset of which approximately $60.9 million is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51.8 million) of the tax benefits associated with this portion of the deferred tax asset are payable to partners of Old Holdings over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Nine Months Ended September 30,
($ in thousands)	2014	2013
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$(5,733)	$36,297
Non-cash charges	121,773	37,549
Other operating activities	1,788	(79,621)

Total operating activities	117,828	(5,775)
Investing Activities	(14,115)	51,212
Financing Activities	(263,816)	(70,283)
Effect of exchange rate changes	(823)	75

Net increase (decrease) in cash	(160,926)	(24,771)
Cash and cash equivalents, beginning of period	303,024	185,623

Cash and cash equivalents, end of period	$142,098	$160,852

  Nine Months Ended September 30, 2014

        Cash and cash equivalents were $142.1 million at September 30, 2014, a decrease of $160.9 million from $303.0 million of cash and cash equivalents at December 31, 2013. Operating activities resulted in a net inflow of $117.8 million primarily attributable to the impact of non-cash equity compensation charges on net income (loss). Investing activities resulted in a net outflow of $14.1 million primarily attributable to purchases of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $263.8 million primarily related to the pre and post offering distributions to partners and tax distributions to partners, partially offset by net proceeds received related to the issuance of Class A common stock.

  Nine Months Ended September 30, 2013

        Cash and cash equivalents were $160.9 million at September 30, 2013, a decrease of $24.8 million from $185.6 million at December 31, 2012. Operating activities resulted in a net outflow of $5.8 million primarily related to a decrease in compensation payable, partially offset by net income and non-cash equity compensation charges. Investing activities resulted in a net inflow of $51.2 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills and bank time deposits. Financing activities resulted in a net outflow of $70.3 million, primarily related to tax and dividend distributions to partners.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of September 30, 2014:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$76,815	$13,086	$24,493	$25,851	$13,385

Total	$76,815	$13,086	$24,493	$25,851	$13,385

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

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2014, a payable of $51.8 million has been recorded in amount due pursuant to tax receivable agreement in the condensed consolidated and combined financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement.

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

  Risks Related to Cash and Short-Term Investments

        Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills, bank time deposits and government securities money market funds. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. account balances exceed the FDIC coverage limit. In addition to cash and cash equivalents, we hold U.S. Treasury Bills and bank time deposits classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

  Credit Risk

        We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See "—Critical Accounting Policies—Accounts Receivable and Allowance for Doubtful Accounts."

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated or based assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the condensed consolidated and combined statements of operations. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three and nine months ended September 30, 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income in the combined statements of comprehensive income (loss) was losses of $3.2 million and $1.4 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

        In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services and office space to Moelis Asset Management LP for a fee. See Note 11 for further information.

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

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required Old Holdings to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between Old Holdings and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

Equity Method Investments

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2014 and 2013, no such amounts were recorded.

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

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibit Index

        The list of exhibits is set forth under "Exhibit Index" at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2014)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2014)
10.1		Aircraft Dry Lease, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant
10.2		Cost Sharing and Operating Agreement, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant
10.3		Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant
10.4
Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP
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