Form 10-Q
period 2015-03-31
Moelis & Co
filed 2015-05-08
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

         As of April 30, 2015, there were 19,629,308 shares of Class A common stock, par value $0.01 per share, and 31,617,704 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated and Combined Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated and Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$97,859	$197,944
Restricted cash	846	833
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,548 and $1,552 as of March 31, 2015 and December 31, 2014, respectively	18,312	22,987
Other receivables	5,606	4,907

Total receivables	23,918	27,894
Deferred compensation	7,869	5,652
Investments at fair value (cost basis $9,999 and $39,999 as of March 31, 2015 and December 31, 2014, respectively)	9,998	39,997
Equity method investments	20,151	17,416
Equipment and leasehold improvements, net	7,290	7,338
Deferred tax asset	159,206	160,137
Prepaid expenses and other assets	7,797	7,038

Total assets	$334,934	$464,249

Liabilities and Equity
Compensation payable	$21,526	$135,920
Accounts payable and accrued expenses	15,807	19,888
Amount due pursuant to tax receivable agreement	119,738	119,738
Deferred revenue	6,623	5,152
Other liabilities	8,965	9,166

Total liabilities	172,659	289,864

Commitments and Contingencies (See Note 13)
Accumulated other comprehensive income (loss)	(222)	85
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 19,793,132 issued and 19,657,226 outstanding at March 31, 2015; 1,000,000,000 authorized, 19,770,893 issued and outstanding at December 31, 2014)	198	198
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,617,704 issued and outstanding at March 31, 2015; 1,000,000,000 authorized, 31,621,542 issued and outstanding at December 31, 2014)	316	316
Treasury stock, at cost; 135,906 and 0 shares as of March 31, 2015 and December 31, 2014, respectively	(4,327)	—
Additional paid-in-capital	144,837	136,896
Retained earnings (accumulated deficit)	(23,229)	(24,118)

Total Moelis & Company equity	117,573	113,377
Noncontrolling interests	44,702	61,008

Total equity	162,275	174,385

Total liabilities and equity	$334,934	$464,249

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$99,412	$114,517
Expenses
Compensation and benefits	55,393	70,441
Occupancy	3,677	3,304
Professional fees	3,554	3,335
Communication, technology and information services	4,101	3,774
Travel and related expenses	5,613	5,085
Depreciation and amortization	620	575
Other expenses	5,073	4,068

Total expenses	78,031	90,582

Operating income (loss)	21,381	23,935
Other income and expenses	15	19
Income (loss) from equity method investments	2,865	(1,220)

Income (loss) before income taxes	24,261	22,734
Provision for income taxes	4,300	642

Net income (loss)	19,961	$22,092

Net income (loss) attributable to noncontrolling interests	14,625

Net income (loss) attributable to Moelis & Company	$5,336

Weighted-average shares of Class A common stock outstanding
Basic	19,730,182

Diluted	20,948,966

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.27

Diluted	$0.25

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$19,961	$22,092
Foreign currency translation adjustment, net of tax	(843)	1

Other comprehensive income (loss)	(843)	1

Comprehensive income (loss)	19,118	$22,093

Less: Comprehensive income (loss) attributable to noncontrolling interests	14,089

Comprehensive income (loss) attributable to Moelis & Company	$5,029

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$19,961	$22,092
Adjustments to reconcile combined net income to net cash provided by (used in) operating activities:
Bad debt expense	177	1,022
Depreciation and amortization	620	575
(Income) loss from equity method investments	(2,865)	1,220
Equity-based compensation	8,549	11,010
Deferred tax provision	931	—
Other	(1)	(540)
Changes in assets and liabilities:
Accounts receivable	4,230	(1,432)
Other receivables	(765)	241
Prepaid expenses and other assets	(880)	(6,009)
Deferred compensation	(2,245)	(5,823)
Compensation payable	(113,737)	(69,507)
Accounts payable and accrued expenses	(3,918)	364
Deferred revenue	1,473	1,277
Dividends received	130	—
Other liabilities	(219)	271

Net cash provided by (used in) operating activities	(88,559)	(45,239)

Cash flows from investing activities
Purchase of investments	(9,999)	(16,999)
Proceeds from sales of investments	39,999	83,237
Investment in equity method investments	—	(4,180)
Note payments received from employees	—	686
Purchase of equipment and leasehold improvements	(569)	(717)
Change in restricted cash	(46)	(1)

Net cash provided by (used in) investing activities	29,385	62,026

Cash flows from financing activities
Dividends and distributions	(35,453)	(39,188)
Other cash contributions from (distributions to) Parent	—	(17,240)
Purchase of treasury stock	(4,327)	—
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	3	—

Net cash provided by (used in) financing activities	(39,777)	(56,428)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,134)	(17)
Net increase (decrease) in cash and cash equivalents	(100,085)	(39,658)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$97,859	$263,366

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$7,167	$1,712
Other non-cash activity
Non-cash distribution to Parent	$—	$2,904
Dividend equivalents issued	$455	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)
(dollars in thousands, except per share amounts)

	Shares
								Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital		Parent Company Investment		Noncontrolling Interests	Total Equity
Balance as of January 1, 2014	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	—	22,092	—	—	22,092
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(56,428)	—	—	(56,428)
Equity-based compensation	—	—	—	—	—	—	—	—	11,010	—	—	11,010
Equity-based contributions to joint venture and Parent's advisory board	—	—	—	—	—	—	—	—	682	—	—	682
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	1	—	1
Other non-cash distributions	—	—	—	—	—	—	—	—	(2,904)	—	—	(2,904)

Balance as of March 31, 2014	—	—	—	$—	$—	$—	$—	$—	$282,896	$927	$—	$283,823

Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	174,385
Net income (loss)	—	—	—	—	—	—	—	5,336	—	—	14,625	19,961
Equity-based compensation	22,239	(3,838)	—	—	—	—	7,483	—	—	—	1,066	8,549
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(307)	(536)	(843)
Dividends and distributions	—	—	—	—	—	—	455	(4,447)	—	—	(31,461)	(35,453)
Treasury Stock Purchases	—	—	(135,906)	—	—	(4,327)	—	—	—	—	—	(4,327)
Net tax benefit from the delivery of RSUs and payment of dividend equivalents	—	—	—	—	—	—	3	—	—	—	—	3

Balance as of March 31, 2015	19,793,132	31,617,704	(135,906)	$198	$316	$(4,327)	$144,837	$(23,229)	$—	$(222)	$44,702	$162,275

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying condensed consolidated and combined financial statements include the accounts and operations of Moelis & Company since its initial public offering ("IPO") in April of 2014, along with the historical carved out accounts and operations of the advisory business of Moelis & Company Holdings LP (the "Parent" or "Old Holdings") prior to Moelis & Company's IPO (Moelis & Company and the advisory business of the Parent are referred to as the "Company," "we," "our," or "us").

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
    Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

    •
    Moelis & Company Assessoria Financeira Ltda. ("Moelis Brazil"), a limited liability company incorporated in São Paulo, Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Company prepared the accompanying condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated and combined financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated and combined financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        As of March 31, 2015, the Company had cash equivalents of $54,009 (December 31, 2014: $128,739) invested primarily in government securities money market funds. Additionally, as of March 31, 2015, the Company had cash of $43,850 (December 31, 2014: $69,205) maintained in U.S. and non-U.S. bank accounts, of which most U.S. bank account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $846 and $833 as of March 31, 2015 and December 31, 2014, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

        Receivables—The accompanying condensed consolidated and combined statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

        The Company maintains an allowance for doubtful accounts that, in management's opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company.

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

        Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated and combined statements of operations.

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

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,873 and $2,510 for the three months ended March 31, 2015 and 2014, respectively.

        Equity-based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity. See Note 9 for further discussion.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 8 for further discussion.

        The Company generally permits a retiring employee to retain and not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee (i) is at least 54 years old and (ii) has provided at least 8 consecutive years of service to the Company. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period.

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

        The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company's condensed consolidated and combined statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely- than-not that some portion or all of the deferred tax assets will not be realized.

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months ended March 31, 2015 and 2014, no such amounts were recorded.

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

        In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items" ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items under U.S. GAAP. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The amendments may also be applied retrospectively to all prior periods in the financial statements. The adoption of ASU 2015-01 will have not a material impact on the Company's condensed consolidated and combined financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU No. 2015-02") to provide consolidation guidance for limited partnerships, limited liability companies and securitization structures. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest. ASU No. 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the pending adoption of ASU No. 2015-02 on its condensed consolidated and combined financial statements.

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

Reorganization and Initial Public Offering

        In April 2014, Old Holdings reorganized its business in connection with the IPO of 7,475,000 shares of Class A common stock by Moelis & Company, a newly-formed Delaware corporation. Following the reorganization, the advisory operations are owned by Group LP and Group LP is controlled by Moelis & Company. The shareholders are entitled to receive a portion of the economics of the operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of Group LP will continue to receive the majority of the economics of the operations, as noncontrolling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company is subject to

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

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

        For the three months ended March 31, 2015 and 2014, $312 of income and $1,220 of loss was recorded on this investment, respectively.

        During the three months ended March 31, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in equity method investments in the condensed consolidated and combined financial statements.

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into an entity which invests in funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three months ended March 31, 2015, $2,553 of income was recorded on this investment.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	March 31, 2015	December 31, 2014
Office equipment	$9,530	$9,387
Furniture and fixtures	2,480	2,258
Leasehold improvements	6,138	5,931

Total	18,148	17,576
Less accumulated depreciation and amortization	(10,858)	(10,238)

Equipment and leasehold improvements, net	$7,290	$7,338

        Depreciation and amortization expenses for fixed assets totaled $620 and $533 for the three months ended March 31, 2015 and 2014, respectively.

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

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets and U.S. Treasury Bills classified in Level 2 as of March 31, 2015 and December 31, 2014 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than six months.

  Level 3—Pricing inputs are unobservable for the instruments and include situations in which there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company's management.

  See Note 2 for further information on the Company's fair value hierarchy.

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of March 31, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$54,009	$—	$54,009	$—
Investments
U.S. treasury bills	9,998	—	9,998	—

Total financial assets	$64,007	$—	$64,007	$—

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$128,739	$—	$128,739	$—
Investments
U.S. treasury bills	39,997	—	39,997	—

Total financial assets	$168,736	$—	$168,736	$—

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. There were no investments classified as Level 3 as of March 31, 2015. The changes to the Company's investment classified as Level 3 are as follows for the three months ended March 31, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

March 31, 2014	$—

Unrealized gains (losses) related to investment still held as of March 31, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015 and 2014.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2015 are presented below.

(dollars in thousands, except per share amounts)	Three Months Ended March 31, 2015
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$5,336
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$5,336

Denominator:
Weighted average shares of Class A common stock outstanding—basic	19,730,182
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	1,218,784	(b)

Weighted average shares of Class A common stock outstanding—diluted	20,948,966

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.27

Diluted	$0.25

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 55,355,971 for the three months ended March 31, 2015. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  Class A partnership units (including any tax impact). For the three months ended March 31, 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the three months ended March 31, 2015, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 575,287 units for the three months ended March 31, 2015.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of March 31, 2015, partners held 34,479,961 Group LP partnership units, 719,720 of which were unvested and will continue to vest over their service life.

        For the three months ended March 31, 2015 and 2014, the Company recognized compensation expenses of $1,066 and $11,010, respectively in relation to vesting of units. As of March 31, 2015, there was $8,402 of unrecognized compensation expense related to unvested Class A partnership units. The Company expects to recognize the unrecognized compensation expense at March 31, 2015, over a weighted-average period of 2.5 years, using the graded vesting method.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

2014 Omnibus Incentive Plan

        In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the "Plan") to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners, senior advisors and consultants. The Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, stock bonuses, other stock-based awards and cash awards.

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

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company has issued 2,206,490 RSUs in 2015 which generally vest over a service life of four to five years. For the three months ended March 31, 2015, the Company recognized expenses of $6,424 related to these awards.

        The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2015.

	Restricted Stock & RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2015	2,473,624	$25.86
Granted	2,206,490	32.28
Forfeited	(8,610)	29.92
Vested	(22,841)	29.73

Unvested Balance at March 31, 2015	4,648,663	$28.86

        As of March 31, 2015, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $99,462. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2015 is 3.1 years.

        During the three months ended March 31, 2015, the Company repurchased 6,043 shares at an average price of $32.17 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of RSUs. In addition, during the three months ended March 31, 2015, the Company repurchased in conjunction with the share repurchase program 129,863 shares of its common stock at an average price of $31.82 per share.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

Stock Options

        Pursuant to the Plan, the Company issued 3,501,881 stock options in 2014 which vest over a five-year period. The Company estimates the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

Assumptions
Expected life (in years)	6
Weighted-average risk free interest rate	1.91%
Expected volatility	35%
Dividend yield	2.72%
Weighted-average fair value at grant date	$6.70

        The following table summarizes activity related to stock options for the three months ended March 31, 2015.

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2015	3,296,906	$24.00
Grants	—	—
Exercises	—	—
Forfeiture or expirations	(40,300)	24.00

Outstanding at March 31, 2015	3,256,606	$24.00

        For the three months ended March 31, 2015, the Company recognized expense of $1,059 related to these stock options. As of March 31, 2015, the total compensation expense related to unvested stock options not yet recognized was $14,647. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 3.6 years.

10. STOCKHOLDERS EQUITY

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

        As of March 31, 2015, 19,793,132 shares of Class A common stock were issued and 19,657,226 shares were outstanding.

Class B Common Stock

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1. As of March 31, 2015, 31,617,704 shares of Class B common stock were issued and outstanding.

Treasury Stock

        During the three months ended March 31, 2015 , the Company repurchased 129,863 Class A common stock at an average price of $31.82 per share pursuant to the Company's share repurchase program, as well as 6,043 restricted stock units from employees at the time of vesting to settle tax liabilities at an average price of $32.17 per unit. The result of the repurchases was an increase in Treasury Stock of $4,327 on the Company's condensed consolidated and combined statement of financial condition as of March 31, 2015.

Noncontrolling Interests

        In connection with the Company's reorganization, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of March 31, 2015, partners held 34,479,961 Group LP partnership units, representing a 64% noncontrolling interest in Moelis & Company.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 19,657,226 shares of Class A common stock outstanding at March 31, 2015 represents the controlling interest.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). Manager was obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company's business. To the extent the Company utilized the aircraft for business; the Company was obligated to incur such expenses. For the three months ended March 31, 2014, the Company recorded expenses of $401 for use of the aircraft.

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

        On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended March 31, 2015, the Company incurred $312 in aircraft lease costs to be paid to Manager. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of March 31, 2015, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2014: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated and combined statements of financial condition. The notes held as of March 31, 2015 and December 31, 2014 bear a fixed interest rate of 4.00%. During the three months ended March 31, 2015 and 2014, the Company received $0 and $686, respectively of principal repayments and recognized interest income of $1 and $4, respectively, on such notes, which is included in other income and expenses on the condensed consolidated and combined statements of operations.

        Expense Allocations—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. For the three months ended March 31, 2014, $2,316 of occupancy expenses have been allocated to the Company based on the proportion of the Company's

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

headcount to that of the Parent. For the three months ended March 31, 2014, $2,745 of communication, technology and information services expense have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company.

        Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. For the three months ended March 31, 2015, this fee totaled $446. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of March 31, 2015 and December 31, 2014 the Company had balances due from Moelis Asset Management LP of $0 and $79, respectively.

        Joint Venture—As of March 31, 2015, the Company had a net balance due to the Australian JV (see Note 5) of $78 and a net balance due from of $945 as of December 31, 2014, which are reflected in other receivables on the condensed consolidated and combined statements of financial condition. This balance consists of amounts due to the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three months ended March 31, 2015, income of $2,553 was recorded on this investment.

        Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. For the three months ended March 31, 2015 and 2014, the Company earned revenues of $742 and $0, respectively, associated with such transactions.

12. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2015, Moelis U.S. had net capital of $32,769, which was $32,519 in excess of its required net capital. At December 31, 2014, Moelis U.S. had net capital of $80,270 which was $80,020 in excess of its required net capital.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. REGULATORY REQUIREMENTS (Continued)

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At March 31, 2015, the aggregate regulatory net capital of Moelis UK was $18,923 which exceeded the minimum requirement by $18,868. At December 31, 2014, the aggregate regulatory net capital of Moelis UK was $22,980, which exceeded the minimum requirement by $22,919.

13. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—The Company maintains an unsecured revolving credit facility and as of March 31, 2015, the commitment amount was $25,000 and matures on June 30, 2015.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2015 and 2014, the Company had no borrowings under the credit facility.

        As of March 31, 2015, the Company's available credit under this facility was $16,781 as a result of the issuance of an aggregate amount of $8,219 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2023. The Company incurred expense relating to its operating leases of $3,242 and $2,618 for the three months ended March 31, 2015 and 2014, respectively.

        The future minimum rental payments required under the operating leases in place at March 31, 2015 are as follows:

Fiscal year ended	Amount
Remainder of 2015	$10,855
2016	14,142
2017	13,914
2018	13,814
2019	13,756
Thereafter	11,202

Total	$77,683

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

14. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2015 and 2014 in the amount of $296 and $313, respectively.

15. INCOME TAXES

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP. The Company's provision for income taxes and effective tax rate were $4.3 million and 18% and $0.6 million and 3% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the aforementioned periods primarily reflect the effect of the Company's allocable share of earnings from Group LP becoming subject to U.S. federal, state and local corporate income taxes in connection with the Company's reorganization and IPO.

        The Company recorded a decrease in the net deferred tax asset of $931 for the three months ended March 31, 2015, which primarily relates to the amortization of the step-up in tax basis in Group LP assets resulting from the IPO and secondary offering.

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

        There was one client in the three months ended March 31, 2015 and one client in the three months ended March 31, 2014, which accounted for more than 10% of revenues. There were no other clients that accounted for more than 10% of revenues for the three months ended March 31, 2015 and 2014. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$69,431	$97,905
Europe	25,422	10,549
Rest of World	4,559	6,063

Total	$99,412	$114,517

	March 31, 2015	December 31, 2014
Assets:
United States	$273,413	$378,573
Europe	31,622	52,975
Rest of World	29,899	32,701

Total	$334,934	$464,249

17. SUBSEQUENT EVENTS

        On April 23, 2015, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.20 per share. The dividend will be paid on June 9, 2015 to common stockholders of record on May 26, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements and Certain Factors that May Affect Our Business

        The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward- looking statements. In particular, you should consider the numerous risks outlined under "Risk Factors" in our Annual Report on Form 10-K.

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

        As of March 31, 2015, we served our clients globally with 395 advisory bankers, including 99 Managing Directors. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Reorganization and Initial Public Offering

        In April 2014, we reorganized our business in connection with Moelis & Company's IPO of 7,475,000 shares of Class A common stock. See Note 4 in these condensed consolidated and combined financial statements and Moelis & Company's Registration Statement filed with the U.S. Securities and Exchange Commission effective April 15, 2014 for further information.

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

Business Environment and Outlook

        Economic and global financial conditions can materially affect our operational and financial performance. See "Risk Factors" in our Form 10-K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

        During the first quarter of 2015, the global M&A market continued to steadily improve, although different trends emerged for large-cap and mid-cap M&A activity. While the value of announced transactions above $5 billion in value increased 28% and the corresponding number of transactions increased 79% over the prior year period, the value of announced transactions between $100 million and $5 billion increased only 5% and the corresponding number of transactions increased only 1% over the first quarter of 2014. We believe recent higher valuation multiples and active pressure on regulated banks to tighten the availability of credit have extended M&A processes for credit-sensitive deals, which are typically more prevalent in the middle market. We expect these M&A processes will ultimately lead to transaction announcements and completions.

        In the US, the value of announced transactions over $100 million increased 22% in the first quarter of 2015 while the corresponding number of transactions decreased 11% consistent with slower middle market activity. In Europe, M&A activity improved in the first quarter of 2015, as the dollar volume and number of announced transactions over $100 million increased 9% and 8%, respectively. Despite slower middle market activity in the first quarter of 2015, we believe the fundamentals for a long-term steadily improving M&A cycle remain in place. The current economic backdrop (high corporate cash balances, healthy capital markets and low interest rates) provides a solid foundation for global M&A, which we expect will offset a more subdued restructuring environment given the continuation of low interest rates and low default rates.

Results of Operations

        The following is a discussion of our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
			Variance 2014 vs. 2013
($ in thousands)	2015	2014
Revenues	$99,412	$114,517	–13%
Expenses:
Compensation and benefits	55,393	70,441	–21%
Non-compensation expenses	22,638	20,141	12%

Total operating expenses	78,031	90,582	–14%
Operating income (loss)	21,381	23,935	–11%
Other income and expenses	15	19	–21%
Income (loss) from equity method investments	2,865	(1,220)	N/M

Income (loss) before income taxes	24,261	22,734	7%
Provision for income taxes	4,300	642	N/M

Net income (loss)	$19,961	$22,092	–10%

N/M = not meaningful

Revenues

        We operate in a highly competitive environment. Each revenue-generating engagement is separately solicited, awarded and negotiated, and there are usually no long-term contracted sources of revenue. As a consequence, our fee-paying client engagements are predictable, and high levels of revenues in one quarter are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active business dialogue with a large number of existing and potential clients. We add new clients each year as our bankers continue to expand their relationships, as we hire senior bankers who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients' senior management, competition from other financial services firms and other causes.

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

  Three Months Ended March 31, 2015 versus 2014

        Revenues were $99.4 million for the three months ended March 31, 2015 compared with $114.5 million for the same period in 2014, representing a decrease of 13%. The decline in revenues was primarily driven by fewer significant transactions closings compared to the prior year. Our results were also impacted by the effects of extended M&A processes for credit-sensitive transactions and of a softer restructuring environment.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended March 31,
			Variance 2015 vs. 2014
($ in thousands)	2015	2014
Expenses:
Compensation and benefits	$55,393	$70,441	–21%
% of revenues	56%	62%
Non-compensation expenses	$22,638	$20,141	12%
% of revenues	23%	18%

Total operating expenses	$78,031	$90,582	–14%
% of revenues	78%	79%
Income (loss) before income taxes	$24,261	$22,734	7%
% of revenues	24%	20%

N/M = not meaningful

        Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses, and headcount is the primary driver of the level of our expenses.

Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the condensed consolidated and combined statements of operations, net of any expenses reimbursed by clients.

  Three Months Ended March 31, 2015 versus 2014

        Operating expenses were $78.0 million for the three months ended March 31, 2015 and represented 78% of revenues, compared with $90.6 million for the same period in 2014 which represented 79% of revenues. Our income before taxes increased, improving from income of $22.7 million for the three months ended March 31, 2014 to income of $24.3 million for the same period in 2015.

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

  Three Months Ended March 31, 2015 versus 2014

        For the three months ended March 31, 2015, compensation-related expenses of $55.4 million represented 56% of revenues, compared with $70.4 million which represented 62% of revenues in the prior year period. The decrease in compensation expenses primarily relates to lower revenues earned and a decrease in equity-based compensation compared to the same period in the prior year.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $40.3 million for each of the three months ended March 31, 2015 and 2014. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $15.1 million and

$30.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in discretionary cash bonus expense is related to lower revenues earned compared to the same period in the prior year.

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

  Three Months Ended March 31, 2015 versus 2014

        Non-compensation expenses were $22.6 million in the three months ended March 31, 2015, representing 23% of revenues, an increase from the ratio of 18% in the prior year period. In addition to incremental costs associated with operating as a public company, the increase in non-compensation expenses of $2.5 million was primarily driven by increased headcount, recruiting activity, and new business development.

Income (Loss) From Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated and combined statements of operations.

  Investment in Joint Venture

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

  Three Months Ended March 31, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.3 million and a loss of $1.2 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Australian JV generated $7.4 million of revenues and $6.8 million of expenses, resulting in net earnings of $0.6 million, of which we recognized our 50% share, or $0.3 million. For the same period in 2014, the Australian JV generated $3.1 million of revenues and $5.6 million of expenses, resulting in a net loss of $2.4 million, of which we recognized our 50% share, or $1.2 million. The Australian JV's revenues increased by 136% for the three months ended March 31, 2015 compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses increased 21% during the three months ended March 31, 2015 when compared with the same period in 2014 primarily due to increased compensation and benefits expenses associated with increased revenues.

  Other Equity Method Investment

        In June 2014, the Company made an investment into an entity which invests in funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements.

  Three Months Ended March 31, 2015 versus 2014

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $2.5 million for the three months ended March 31, 2015. This investment was made subsequent to March 31, 2014.

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

  Three Months Ended March 31, 2015 versus 2014

        During the three months ended March 31, 2015, the provision for income taxes was $4.3 million, which reflected an effective tax rate of 18%. The income tax provision and effective tax rate for the period primarily reflect the effect of the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes and the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate.

        During the three months ended March 31, 2014, the provision for income taxes was $0.6 million, which reflected an effective tax rate of 3%. The income tax provision and effective tax rate for the period reflect the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes and the effect of certain nondeductible expenses, primarily related to the vesting of partnership units. None of the earnings for the period were subject to corporate income taxes for U.S. federal, state and local tax purposes.

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

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2015 and December 31, 2014, the Company had cash equivalents of $54.0 million and $128.7 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of March 31, 2015 and December 31, 2014, the Company had cash of $43.9 million and $69.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most U.S. account balances exceeded the FDIC coverage limit of $250,000.

        In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2015 and December 31, 2014, the Company held $10.0 million and $40.0 million of U.S. Treasury Bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2015 and December 31, 2014 accounts receivable were $18.3 million and $23.0 million, respectively, net of allowances of $1.5 million and $1.6 million, respectively.

        To provide for working capital and other general corporate purposes, we maintain a $25.0 million unsecured revolving credit facility that matures on June 30, 2015. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2015, the Company had no borrowings under the credit facility.

        As of March 31, 2015, the Company's available credit under this facility was $16.8 million as a result of the issuance of an aggregate amount of $8.2 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On April 23, 2015, the Board of Directors of Moelis & Company declared quarterly dividends of $0.20 per share. The dividend will be paid on June 9, 2015 to common stockholders of record on May 26, 2015. During the three months ended March 31, 2015 the Company declared and paid dividends of $0.20 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the condensed consolidated and combined financial statements as of March 31, 2015 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

        In connection with the secondary offering in November 2014, the Company acquired Class A partnership units in Group LP from certain partners of Group LP. This transaction resulted in an estimated deferred tax asset of which approximately $80.1 million is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to the tax receivable agreement, 85% (or $68.1 million) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Group LP over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Three Months Ended March 31,
($ in thousands)	2015	2014
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$19,961	$22,092
Non-cash charges	7,411	13,287
Other operating activities	(115,931)	(80,618)

Total operating activities	(88,559)	(45,239)
Investing Activities	29,385	62,026
Financing Activities	(39,777)	(56,428)
Effect of exchange rate changes	(1,134)	(17)

Net increase (decrease) in cash	(100,085)	(39,658)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$97,859	$263,366

  Three Months Ended March 31, 2015

        Cash and cash equivalents were $97.9 million at March 31, 2015, a decrease of $100.1 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net outflow of $88.6 million primarily attributable to the payment of discretionary bonuses earned in 2014 during the three months ended March 31, 2015. Investing activities resulted in a net inflow of $29.4 million primarily attributable to proceeds from sales of investments, partially offset by the purchase of investments. Financing activities resulted in a net outflow of $39.8 million primarily related to tax distributions and payment of the quarterly dividend.

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

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of March 31, 2015:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$77,683	$14,439	$27,961	$26,751	$8,532

Total	$77,683	$14,439	$27,961	$26,751	$8,532

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2015, a total payable of $119.7 million has been recorded in amount due pursuant to tax receivable agreement in the consolidated and combined financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement.

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

  Risks Related to Cash and Short-Term Investments

        Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills and government securities money market funds. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. account balances exceed the FDIC coverage limit. In addition to cash and cash equivalents, we hold U.S. Treasury Bills and bank time deposits classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

  Credit Risk

        We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company.

We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See "—Critical Accounting Policies—Accounts Receivable and Allowance for Doubtful Accounts."

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the condensed consolidated and combined statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed combined statements of comprehensive income was a loss of $0.8 million. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

        Prior to our IPO in April of 2014, certain expenses have been allocated from Old Holdings based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of Old Holdings. Occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of Old Holdings, and communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of Old Holdings. All other expenses were specifically identifiable to the Company. Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable, and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of Old Holdings for the historical periods presented.

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

        The Company maintains an allowance for doubtful accounts that, in management's opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer's ability to pay such amounts owed to the Company.

        After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This is determined based on several factors including the age of the accounts receivable and the credit worthiness of the customer. This has the effect of reducing both the gross receivable and the allowance for doubtful accounts.

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required Old Holdings to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between Old Holdings and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

        The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee (i) is at least 54 years old and (ii) has provided at least 8 consecutive years of service to the Company. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period.

Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated and combined statements of operations.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months ended March 31, 2015 and 2014, no such amounts were recorded.

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

Item 1A.    Risk Factors

        Except as set forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission ("SEC").

Our share price may decline due to the large number of shares eligible for future sale and for exchange.

        The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S-3 Registration No. 333-203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of April 30, 2015, we had outstanding 19,629,308 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, a significant number of holders of Group LP Class A partnership units may elect to exchange their units and they may receive shares of our Class A common stock. Further, restrictions on sales of certain shares of Class A common stock by certain of our pre-IPO equityholders expired on April 22, 2015, and such shares are now eligible for resale from time to time, and employees who have received shares of Class A common stock upon settlement of restricted stock units are currently able to sell such shares, subject to any blackout periods we impose on employees and restrictions under the Securities Act of 1933, as amended (the "Securities Act"). On April 30, 2015, we entered into an agreement with Sumitomo Mitsui Banking Corporation ("SMBC"), our strategic alliance partner, to permit SMBC, subject to the terms of the Group LP limited partnership agreement, to exchange half of its Group LP Class A partnership units (1,280,054 units) into Moelis & Company Class A common stock on or after July 1, 2015 and the remaining 50% (1,280,053 units) on or after April 22, 2016. Existing Group LP Class A partnership unitholders (including certain Managing Directors) owned, as of April 30, 2015, an aggregate of 34,479,961 Class A partnership units. Our amended and restated certificate of incorporation allows the exchange of Class A partnership units in Group LP (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Further, Partner Holdings held 31,617,704 shares of our Class B common stock, which will be convertible into 17,490 shares of our Class A common stock. Shares of Class A common stock (including those issuable upon exchange of Group LP partnership units) that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale from time to time, subject to certain contractual restrictions and to restrictions under the Securities Act.

        The general partner of Group LP ("General Partner") has determined that the first redemption date on which certain holders of Group LP Class A partnership units may elect to exchange their units on a one-for-one basis for our Class A common stock will be on or about June 8, 2015, subject to the General Partner's discretion to postpone or cancel the redemption date. The number of units eligible for exchange on such date is up to 629,101 units. Holders who elect to exchange may choose to sell or hold the Class A common stock. Units eligible for exchange exclude 31,187,024 units held by Managing Directors that they received as Managing Directors which units remain subject to lock-up provisions in three installments (which were equal installments at the time of our initial public offering) through each of the fourth, fifth and sixth anniversary of our initial public offering. The General Partner intends to establish redemption dates from time to time in the ordinary course in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates.

        Certain Class A partnership unitholders in Group LP and holders of our Class A common stock are parties to agreements with us pursuant to which we have granted them registration rights. Under those agreements, these persons will have the ability to cause us to register the shares of our Class A common stock (including the shares they could acquire upon exchange of Class A partnership units in Group LP), subject to certain contractual restrictions. See "Exchanges of Group LP Class A Partnership Units For Moelis & Company Class A Common Stock."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

        None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2015	2,484	$33.71	—	$25.0 million
February 1 - February 28, 2015	133,115	31.80	129,863	$20.9 million
March 1 - March 31, 2015	307	32.18	—	$20.9 million

Total	135,906	$31.84	129,863	$20.9 million

(1)
Comprised of share repurchases and treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2)
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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May, 2015.

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
10.1
Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)
10.2
Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)
10.3
Master Services Agreement, dated as of April 30, 2015, by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)
10.4		Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for NonEmployee Directors (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on February 27, 2015)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.