Form 10-Q
period 2015-06-30
Moelis & Co
filed 2015-08-06
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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

        As of July 30, 2015, there were 20,190,623 shares of Class A common stock, par value $0.01 per share, and 31,402,673 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated and Combined Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated and Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$127,635	$197,944
Restricted cash	908	833
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,645 and $1,552 as of June 30, 2015 and December 31, 2014, respectively	22,159	22,987
Other receivables
	10,152	4,907

Total receivables	32,311	27,894
Deferred compensation	6,772	5,652
Investments at fair value (cost basis $26,994 and $39,999 as of June 30, 2015 and December 31, 2014, respectively)	26,995	39,997
Equity method investments	19,381	17,416
Equipment and leasehold improvements, net	8,137	7,338
Deferred tax asset	163,344	160,137
Prepaid expenses and other assets	8,864	7,038

Total assets	$394,347	$464,249

Liabilities and Equity
Compensation payable	$45,665	$135,920
Accounts payable and accrued expenses	17,595	19,888
Amount due pursuant to tax receivable agreement	120,392	119,738
Deferred revenue	7,926	5,152
Other liabilities	9,590	9,166

Total liabilities	201,168	289,864

Commitments and Contingencies (See Note 13)
Accumulated other comprehensive income (loss)	655	85
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,353,760 issued and 20,161,100 outstanding at June 30, 2015; 1,000,000,000 authorized, 19,770,893 issued and outstanding at December 31, 2014)	204	198
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,402,673 issued and outstanding at June 30, 2015; 1,000,000,000 authorized, 31,621,542 issued and outstanding at December 31, 2014)	314	316
Treasury stock, at cost; 192,660 and 0 shares as of June 30, 2015 and December 31, 2014, respectively	(5,953)	—
Additional paid-in-capital	161,090	136,896
Retained earnings (accumulated deficit)	(20,949)	(24,118)

Total Moelis & Company equity	135,361	113,377
Noncontrolling interests	57,818	61,008

Total equity	193,179	174,385

Total liabilities and equity	$394,347	$464,249

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$125,873	$131,687	$225,285	$246,204
Expenses
Compensation and benefits	69,663	162,204	125,056	232,645
Occupancy	3,715	3,331	7,392	6,635
Professional fees	4,143	5,258	7,697	8,593
Communication, technology and information services	4,440	3,870	8,541	7,644
Travel and related expenses	5,131	6,265	10,744	11,350
Depreciation and amortization	688	519	1,308	1,094
Other expenses	5,321	7,547	10,394	11,615

Total expenses	93,101	188,994	171,132	279,576

Operating income (loss)	32,772	(57,307)	54,153	(33,372)
Other income and expenses	(33)	(14)	(18)	5
Income (loss) from equity method investments	195	(2,851)	3,060	(4,071)

Income (loss) before income taxes	32,934	(60,172)	57,195	(37,438)
Provision for income taxes	6,079	438	10,379	1,080

Net income (loss)	26,855	(60,610)	46,816	(38,518)
Net income (loss) attributable to noncontrolling interests	19,724	(41,600)	34,349	(19,508)

Net income (loss) attributable to Moelis & Company	$7,131	$(19,010)	$12,467	$(19,010)

Weighted-average shares of Class A common stock outstanding
Basic	19,978,108	15,263,653	19,961,286	15,263,653

Diluted	21,088,220	15,263,653	21,144,161	15,263,653

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.36	$(1.25)	$0.62	$(1.25)

Diluted	$0.34	$(1.25)	$0.59	$(1.25)

Dividends declared per share of Class A common stock	$0.20	$—	$0.40	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$26,855	$(60,610)	$46,816	$(38,518)
Foreign currency translation adjustment, net of tax	2,409	1,713	1,566	1,714

Other comprehensive income (loss)	2,409	1,713	1,566	1,714

Comprehensive income (loss)	29,264	(58,897)	48,382	(36,804)
Less: Comprehensive income (loss) attributable to noncontrolling interests	21,256	(40,369)	35,345	(18,277)

Comprehensive income (loss) attributable to Moelis & Company	$8,008	$(18,528)	$13,037	$(18,527)

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$46,816	$(38,518)
Adjustments to reconcile combined net income to net cash provided by (used in) operating activities:
Bad debt expense	298	1,682
Depreciation and amortization	1,308	1,094
(Income) loss from equity method investments	(3,060)	4,071
Equity-based compensation	20,518	106,238
Deferred tax provision	1,092	(252)
Other	(3)	3,383
Changes in assets and liabilities:
Accounts receivable	726	3,830
Other receivables	(5,204)	(7,978)
Prepaid expenses and other assets	(1,797)	(1,108)
Deferred compensation	(1,121)	(1,176)
Compensation payable	(89,844)	(31,786)
Accounts payable and accrued expenses	(2,285)	1,319
Deferred revenue	2,778	1,320
Dividends received	985	—
Other liabilities	413	697

Net cash provided by (used in) operating activities	(28,380)	42,816

Cash flows from investing activities
Purchase of investments	(26,994)	(20,917)
Proceeds from sales of investments	39,999	83,237
Return of capital from equity method investments	109	—
Investment in equity method investments	—	(4,445)
Note payments received from employees	—	831
Purchase of equipment and leasehold improvements	(2,102)	(789)
Change in restricted cash	(68)	(1)

Net cash provided by (used in) investing activities	10,944	57,916

Cash flows from financing activities
Pre-offering distribution to partners	—	(195,017)
Dividends and distributions	(47,754)	(46,748)
IPO related proceeds (net of $5,711 of offering costs)	—	168,287
Distributions of IPO proceeds to partners	—	(139,429)
Other cash contributions from (distributions to) Parent	—	(34,730)
Purchase of treasury stock	(5,953)	—
Cash proceeds from issuance of Class B common stock	—	500
Class A partnership units and other equity purchased	(90)	—

Net cash provided by (used in) financing activities	(53,797)	(247,137)

Effect of exchange rate fluctuations on cash and cash equivalents	924	1,387
Net increase (decrease) in cash and cash equivalents	(70,309)	(145,018)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$127,635	$158,006

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$11,904	$2,228
Other non-cash activity
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$—	$10,854
Capitalized offering costs paid in prior or subsequent period	$—	$6,180
Tax benefit related to settlement of appreciation units	$—	$4,308
Establishment of deferred tax asset related to reorganization	$—	$3,261
Increase in deferred tax asset related to IPO	$—	$1,302
Other non-cash distributions	$—	$1,105
Class A Partnership Units or other equity converted into Class A Common Stock	$3,644	$—
Dividend equivalents issued	$1,339	$—
Net tax benefit from the delivery of restricted stock units and payments of dividend equivalents	$47	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares									Accumulated Other Comprehensive Income (Loss)
								Retained Earnings (Accumulated Deficit)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital		Parent Company Investment		Noncontrolling Interests	Total Equity
Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	174,385
Net income (loss)	—	—	—	—	—	—	—	12,467	—	—	34,349	46,816
Equity-based compensation	81,608	(5,300)	—	1	—	—	18,605	—	—	—	1,912	20,518
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	570	996	1,566
Dividends and distributions	—	—	—	—	—	—	1,339	(9,298)	—	—	(39,795)	(47,754)
Treasury Stock Purchases	—	—	(192,660)	—	—	(5,953)	—	—	—	—	—	(5,953)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	501,259	(213,569)	—	5	(2)	—	4,203	—	—	—	(652)	3,554
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	—	—	—	—	—	—	47	—	—	—	—	47

Balance as of June 30, 2015	20,353,760	31,402,673	(192,660)	$204	$314	$(5,953)	$161,090	$(20,949)	$—	$655	$57,818	$193,179

Balance as of January 1, 2014	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	—	29,768	—	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(80,983)	—	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	—	13,834	—	—	13,834
Equity-based contributions to joint venture and Parent's advisory board	—	—	—	—	—	—	—	—	1,223	—	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	—	(195,017)	—	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	—	(1,105)	—	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	—	77	—	—	12,475	—	(76,164)	—	63,612	—
Issuance of Class B common stock	—	36,158,698	—	—	362	—	138	—	—	—	—	500

Balance post-reorganization	7,699,851	36,158,698	—	77	362	—	15,874	—	—	927	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	—	75	—	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	—	—	(19,010)	—	—	(49,276)	(68,286)
Distributions of IPO proceeds to partners	—	—	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Equity-based compensation	80,360	—	—	1	—	—	27,583	—	—	—	64,820	92,404
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	5,504	—	—	—	123	5,627
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	—	—	4,308	—	—	—	—	4,308
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	482	1,231	1,713
Other	—	—	—	—	—	—	—	—	—	—	(495)	(495)

Balance as of June 30, 2014	15,263,653	36,158,698	—	$153	$362	$—	$88,028	$(19,010)	$—	$1,409	$80,015	$150,957

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

  •
  Moelis & Company International Holdings LLC ("Moelis International"), a Delaware limited liability company, owns the following entities:

  •
  Moelis & Company UK LLP ("Moelis UK"), a limited liability partnership registered under the laws of England and Wales. In addition to the United Kingdom, Moelis UK maintains operations through the following branches:

  •
  Moelis & Company UK LLP, French Branch (French branch) (previously operated as a subsidiary named Moelis & Company France SAS through June 4, 2015)

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

        As of June 30, 2015, the Company had cash equivalents of $75,061 (December 31, 2014: $128,739) invested primarily in government securities money market funds. Additionally, as of June 30, 2015, the Company had cash of $52,574 (December 31, 2014: $69,205) maintained in U.S. and non-U.S. bank accounts, of which most U.S. bank account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $908 and $833 as of June 30, 2015 and December 31, 2014, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,998 and $2,217 for the three months ended June 30, 2015 and 2014, respectively, and $5,871 and $4,727 for the six months ended June 30, 2015 and 2014, respectively.

        Equity-based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required the Company's Parent to make estimates about its future operating results and the appropriate risk- adjusted discount rates. The methods used to estimate the fair value of equity- based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple—adjusted for differences between the Company's Parent and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity. See Note 9 for further discussion.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2015 and 2014, no such amounts were recorded.

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

amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2017, with early adoption prohibited. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated and combined financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items" ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items under U.S. GAAP. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The amendments may also be applied retrospectively to all prior periods in the financial statements. The adoption of ASU 2015-01 will not have a material impact on the Company's condensed consolidated and combined financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU No. 2015-02") to provide consolidation guidance for limited partnerships, limited liability companies and securitization structures. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest. ASU No. 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 will not have a material impact on the Company's condensed consolidated and combined financial statements.

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

Reorganization and Initial Public Offering

        In April 2014, Old Holdings reorganized its business in connection with the IPO of Class A common stock by Moelis & Company, a newly-formed Delaware corporation. Following the reorganization, the advisory operations are owned by Group LP and Group LP is controlled by Moelis & Company. The shareholders are entitled to receive a portion of the economics of the operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of Group LP will continue to receive the majority of the economics of the operations, as noncontrolling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company is subject to United States federal and state corporate income taxes, which results in a material increase in the applicable tax rates and current tax expense incurred post reorganization.

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

        In connection with the reorganization and IPO described above, several transactions took place which impacted the Company's condensed consolidated and combined financial statements including the following:

  •
  A pre-offering distribution to the partners of Old Holdings of $195,017 reflected within financing activities in the consolidated and combined statements of cash flows and in the condensed consolidated and combined statements of changes in equity;

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO. The proceeds received related to the issuance of Class A common stock in connection with the IPO is recorded net of underwriting discounts, commissions and offering expenses. Net cash received of $168,287 during the six months ended June 30, 2014 is reflected within financing activities in the condensed consolidated and combined statements of cash flows. Net proceeds recorded in the condensed consolidated and combined statements of

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

    changes in equity of $162,107 during the period ended June 30, 2014, adjusts for IPO related expenses paid during 2013 and any accruals remaining as of June 30, 2014;

  •
  The one-time cash distribution of $139,429 by Group LP to the partners of Old Holdings of a portion of the proceeds arising from the sale of Class A partnership units to Moelis & Company is reflected within financing activities in the condensed consolidated and combined statements of cash flows and in the condensed consolidated and combined statements of changes in equity;

  •
  The tax impact associated with the one-time cash distribution to certain partners of Old Holdings is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This transaction resulted in a deferred tax asset of which approximately $60,946 is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,804) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Old Holdings over the next 15 years and is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining $10,854 of the tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

  •
  Expenses related to the reorganization and IPO recorded in the condensed consolidated and combined statements of operations for the six months ended June 30, 2014 include the following:

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

        For the three months ended June 30, 2015 and 2014, losses of $33 and $2,851 were recorded on this investment, respectively, and for the six months ended June 30, 2015 and 2014, $279 of income and $4,071 of loss was recorded on this investment, respectively.

        During the six months ended June 30, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in equity method investments in the condensed consolidated and combined financial statements.

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated and combined financial statements. For the three and six months ended June 30, 2015, $228 and $2,781 of income was recorded on this investment, respectively.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

5. EQUITY METHOD INVESTMENTS (Continued)

        During the six months ended June 30, 2015, the Company received cash distributions from this entity in the amount of $1,094.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	June 30, 2015	December 31, 2014
Office equipment	$10,173	$9,387
Furniture and fixtures	2,820	2,258
Leasehold improvements	6,536	5,931

Total	19,529	17,576
Less accumulated depreciation and amortization	(11,392)	(10,238)

Equipment and leasehold improvements, net	$8,137	$7,338

        Depreciation and amortization expenses for fixed assets totaled $688 and $519 for the three months ended June 30, 2015 and 2014, respectively, and $1,308 and $1,053 for the six months ended June 30, 2015 and 2014, respectively.

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

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets and U.S. Treasury Bills classified in Level 2 as of June 30, 2015 and December 31, 2014 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than six months.

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

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of June 30, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$75,061	$—	$75,061	$—
Investments
U.S. treasury bills	26,995	—	26,995	—

Total financial assets	$102,056	$—	$102,056	$—

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$128,739	$—	$128,739	$—
Investments
U.S. treasury bills	39,997	—	39,997	—

Total financial assets	$168,736	$—	$168,736	$—

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. There were no investments classified as Level 3 as of June 30, 2015. The changes to the Company's investment classified as Level 3 are as follows for the six months ended June 30, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

June 30, 2014	$—

Unrealized gains (losses) related to investment still held as of June 30, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2015 and 2014.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2015 and 2014 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2015		2014	2015		2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$7,131		$(19,010)	$12,467		$(19,010)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)		(a)	(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$7,131		$(19,010)	$12,467		$(19,010)

Denominator:
Weighted average shares of Class A common stock outstanding—basic	19,978,108		15,263,653	19,961,286		15,263,653
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)		(a)	(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	1,110,112	(b)	(b)	1,182,875	(b)	(b)

Weighted average shares of Class A common stock outstanding—diluted	21,088,220		15,263,653	21,144,161		15,263,653

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.36		$(1.25)	$0.62		$(1.25)

Diluted	$0.34		$(1.25)	$0.59		$(1.25)

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 55,248,459 and 54,717,470 for the three months ended June 30, 2015 and 2014, respectively, and 55,321,222 and 54,717,470 for the six months ended June 30, 2015 and 2014, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2015 and 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

(b)
During the three and six months ended June 30, 2015 and 2014, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended June 30, 2015 and 2014 the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 1,701,845 and 432,400 units, respectively, and 1,012,501 and 432,400 for the six months ended June 30, 2015 and June 30, 2014, respectively. Antidilution in the prior year is the result of the Company producing a loss for the three and six months ended June 30, 2014.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of June 30, 2015, partners held 33,977,246 Group LP partnership units, 646,684 of which were unvested and will continue to vest over their service life.

        In relation to the vesting of units, the Company recognized compensation expenses of $846 and $88,939 for the three months ended June 30, 2015 and 2014, respectively, and expenses of $1,912 and $99,949 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $7,638 of unrecognized compensation expense related to unvested Class A partnership units. The Company expects to recognize the unrecognized compensation expense at June 30, 2015, over a weighted-average period of 2.6 years, using the graded vesting method.

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

        In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of June 30, 2015, approximately $21 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company has issued 2,369,571 RSUs in 2015 which generally vest over a service life of four to five years. For the three months ended June 30, 2015 and 2014, the Company recognized expenses of $10,148 and $3,327 respectively, and expenses of $16,572 and $3,327 for the six months ended June 30, 2015 and 2014, respectively, in relation to these awards.

        The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2015 and 2014.

	Restricted Stock & RSUs
	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1,	2,473,624	$25.86	—	$—
Granted	2,369,571	32.13	2,227,916	25.01
Forfeited	(21,149)	30.32	(60)	25.00
Vested	(82,236)	27.14	(2,000)	25.00

Unvested Balance at June 30,	4,739,810	$28.83	2,225,856	$25.01

        As of June 30, 2015, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $93,626. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2015 is 2.9 years.

        During the six months ended June 30, 2015, the Company repurchased 192,660 shares pursuant to the Company's share repurchase program, as well as shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase in treasury stock of $5,953 on the Company's condensed consolidated and combined statement of financial condition as of June 30, 2015.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

Stock Options

        Pursuant to the Plan, the Company issued 3,501,881 stock options in 2014 which vest over a five-year period. The Company estimated the fair value of stock option awards at grant using the Black-Scholes valuation model with the following assumptions:

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

        The following table summarizes activity related to stock options for the six months ended June 30, 2015 and 2014.

	Stock Options Outstanding
	2015		2014
	Number Outstanding	Weighted-Average Exercise Price Per Share	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1,	3,296,906	$24.00	—	$—
Grants	—	—	3,501,881	24.00
Exercises	—	—	—	24.00
Forfeiture or expirations	(146,977)	24.00	(23,375)	24.00

Outstanding at June 30,	3,149,929	$24.00	3,478,506	$24.00

        For the three months ended June 30, 2015 and 2014, the Company recognized expenses of $975 and $952, respectively, and expenses of $2,034 and $952 for the six months ended June 30, 2015 and 2014, respectively, in relation to these stock options. As of June 30, 2015, the total compensation expense related to unvested stock options not yet recognized was $13,240. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

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

        As of June 30, 2015, 20,353,760 shares of Class A common stock were issued and 20,161,100 shares were outstanding.

Class B Common Stock

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1. As of June 30, 2015, 31,402,673 shares of Class B common stock were issued and outstanding.

Treasury Stock

        During the six months ended June 30, 2015, the Company repurchased 192,660 shares pursuant to the Company's share repurchase program, as well as shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase in treasury stock of $5,953 on the Company's condensed consolidated and combined statement of financial condition as of June 30, 2015.

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

(Unaudited)

(dollars in thousands)

10. STOCKHOLDERS EQUITY (Continued)

into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of June 30, 2015, partners held 33,977,246 Group LP partnership units, representing a 63% noncontrolling interest in Moelis & Company.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,161,100 shares of Class A common stock outstanding at June 30, 2015 represents the controlling interest.

11. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). Manager was obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company's business. To the extent the Company utilized the aircraft for business; the Company was obligated to incur such expenses. For the three and six months ended June 30, 2014, the Company recorded expenses of $0 and $401 for use of the aircraft.

        In connection with the restructuring and IPO, Manager could no longer operate the aircraft for use in the Company's business and as a result, the arrangement under which the plane was provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft was used by the Company pursuant to a ten-year dry lease with Manager, the terms of which were comparable to the market rates of leasing from an independent third party. For the three and six months ended June 30, 2014 the Company incurred $154 in lease costs to be paid to manager. Consistent with such dry lease arrangement, the Company was obligated to bear all the costs of operating the aircraft. While the primary use of the aircraft was for business purposes, because of the benefit afforded to the Company in terms of security and productivity while traveling for personal reasons, the Company entered into a timesharing agreement with Mr. Moelis to allow him to use the aircraft for personal use. Under such timesharing agreement, Mr. Moelis was required to reimburse the Company for the maximum amount of reimbursement allowed by applicable Federal Aviation Administration rules. Such amounts are included in prepaid expenses and other assets on the condensed consolidated and combined statements of financial condition. During the third quarter of fiscal 2014, Manager sold the aircraft and the ten-year dry lease was terminated.

        On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three and six months ended June 30, 2015, the Company incurred $312 and $624 in aircraft lease costs to be paid to Manager, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

        Promissory Notes—As of June 30, 2015, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2014: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated and combined statements of financial condition. The notes held as of June 30, 2015 and December 31, 2014 bear a fixed interest rate of 4.00%. During the six months ended June 30, 2015 and 2014, the Company received $0 and $831, respectively, of principal repayments and recognized interest income of $2 and $4, respectively, on such notes, which is included in other income and expenses on the condensed consolidated and combined statements of operations.

        Expense Allocations—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. For the six months ended June 30, 2014, $2,316 of occupancy expenses have been allocated to the Company based on the proportion of the Company's headcount to that of the Parent. For the six months ended June 30, 2014, $2,745 of communication, technology and information services expense have been allocated to the Company based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company.

        Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. For the three and six months ended June 30, 2015, this fee totaled $399 and $845, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of June 30, 2015 and December 31, 2014 the Company had balances due from Moelis Asset Management LP of $0 and $79, respectively.

        Joint Venture—As of June 30, 2015, the Company had a net balance due to the Australian JV of $88 and a net balance due from of $945 as of December 31, 2014, which are reflected in other receivables on the condensed consolidated and combined statements of financial condition. This balance consists of amounts due to the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three and six months ended June 30, 2015, income of $228 and $2,781 was recorded on this investment, respectively.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

        During the six months ended June 30, 2015, the Company received cash distributions from this entity in the amount of $1,094.

        Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $3,594 and $948 for the three months ended June 30, 2015 and 2014, respectively, and $4,336 and $948 for the six months ended June 30 2015 and 2014, respectively.

12. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2015, Moelis U.S. had net capital of $47,605, which was $47,355 in excess of its required net capital. At December 31, 2014, Moelis U.S. had net capital of $80,270 which was $80,020 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At June 30, 2015, the aggregate regulatory net capital of Moelis UK was $21,004 which exceeded the minimum requirement by $20,947. At December 31, 2014, the aggregate regulatory net capital of Moelis UK was $22,980, which exceeded the minimum requirement by $22,919.

13. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of June 30, 2015, the commitment amount was $40,000.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2015 and 2014, the Company had no borrowings under the credit facility.

        As of June 30, 2015, the Company's available credit under this facility was $31,727 as a result of the issuance of an aggregate amount of $8,273 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2023. The Company incurred expense relating to its operating leases of $3,143 and $2,677 for the three months ended June 30, 2015 and 2014, respectively, and $6,385 and $5,295 for the six months ended June 30, 2015 and 2014, respectively.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The future minimum rental payments required under the operating leases in place at June 30, 2015 are as follows:

Fiscal year ended	Amount
Remainder of 2015	$7,402
2016	14,289
2017	14,050
2018	13,954
2019	13,894
Thereafter	11,214

Total	$74,803

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

14. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2015 and 2014 in the amount of $360 and $312, respectively, and $656 and $625 for the six months ended June 30, 2015 and 2014, respectively.

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

        The Company's provision for income taxes and effective tax rate were $6,079 and 18% and $438 and negative 1% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company's provision for income taxes and effective tax rates were $10,379 and 18% and $1,080 and negative 3%, respectively. The effective tax rates for the aforementioned periods primarily reflect the effect of the Company's allocable share of earnings from Group LP related to the post-IPO period becoming subject to U.S. federal, state and local corporate income taxes in connection with the Company's reorganization and IPO and the effect of certain nondeductible expenses related to the vesting of Class A partnership units.

        The Company recorded an increase in the net deferred tax asset of $3,207 for the six months ended June 30, 2015, which primarily relates to the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock during the second quarter. Approximately $769 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $654) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

        There was one client in the three months ended June 30, 2014 which accounted for more than 10% of revenues. There were no clients that accounted for more than 10% of revenues for the three months ended June 30, 2015 or the six months ended June 30, 2015 and 2014. Since the financial

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

16. BUSINESS INFORMATION (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$95,086	$91,814	$164,517	$189,719
Europe	23,573	35,678	48,995	46,227
Rest of World	7,214	4,195	11,773	10,258

Total	$125,873	$131,687	$225,285	$246,204

	June 30, 2015	December 31, 2014
Assets:
United States	$328,899	$378,573
Europe	33,951	52,975
Rest of World	31,497	32,701

Total	$394,347	$464,249

17. SUBSEQUENT EVENTS

        On July 28, 2015, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.30 per share. The dividend will be paid on September 8, 2015 to common stockholders of record on August 24, 2015.

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

        As of June 30, 2015, we served our clients globally with 398 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Reorganization and Initial Public Offering

        In April 2014, we reorganized our business in connection with Moelis & Company's IPO of Class A common stock. See Note 4 in these condensed consolidated and combined financial statements for further information. In connection with the reorganization and IPO, several transactions took place which had a significant impact on our results of operations for the three and six months ended June 30, 2014 including the following:

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

Secondary Offering of Class A Common Stock

        In November 2014, the Company completed a secondary offering of 6,325,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 4,511,058 shares as a result of the Company acquiring additional Class A partnership units in Group LP. The Company did not retain any proceeds from the secondary offering. See Note 4 in these condensed consolidated and combined financial statements for further information.

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

        During the first half of 2015, the global M&A market continued to steadily improve, although different trends emerged for large-cap and mid-cap M&A activity. While the value of announced transactions above $5 billion in value increased 86% and the corresponding number of transactions increased 40% over the prior year period, the value of announced transactions between $100 million and $5 billion increased only 4% and the corresponding number of transactions increased only 3% over the first half of 2014.

        In the US, the value of announced transactions over $100 million increased 50% in the first half of 2015 while the corresponding number of transactions decreased 15% consistent with slower middle market activity. Similarly in Europe, the value of announced transactions over $100 million increased 15% in the first half of 2015 while the corresponding number of transactions decreased 5%. Despite declines in the number of announced transactions, we believe the fundamentals for a long-term steadily improving M&A cycle remain in place. The current economic backdrop (high corporate cash balances, healthy capital markets and low interest rates) provides a solid foundation for global M&A, which we expect will offset a more subdued restructuring environment given the continuation of low interest rates and low default rates.

Results of Operations

        The following is a discussion of our results of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2015 vs. 2014			2015 vs. 2014
($ in thousands)	2015	2014		2015	2014
Revenues	$125,873	$131,687	–4%	$225,285	$246,204	–8%
Expenses:
Compensation and benefits	69,663	162,204	–57%	125,056	232,645	–46%
Non-compensation expenses	23,438	26,790	–13%	46,076	46,931	–2%

Total operating expenses	93,101	188,994	–51%	171,132	279,576	–39%
Operating income (loss)	32,772	(57,307)	N/M	54,153	(33,372)	N/M
Other income and expenses	(33)	(14)	136%	(18)	5	N/M
Income (loss) from equity method investments	195	(2,851)	N/M	3,060	(4,071)	N/M

Income (loss) before income taxes	32,934	(60,172)	N/M	57,195	(37,438)	N/M
Provision for income taxes	6,079	438	N/M	10,379	1,080	N/M

Net income (loss)	$26,855	$(60,610)	N/M	$46,816	$(38,518)	N/M

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

        We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the successful completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client or the inability of our client to restructure its operations or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out-of-pocket expenses.

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

  Three Months Ended June 30, 2015 versus 2014

        Revenues were $125.9 million for the three months ended June 30, 2015 as compared with $131.7 million for the same period in 2014, representing a decrease of 4%. The decline in revenues was primarily driven by a continued soft restructuring environment and fewer capital markets advisory completions.

  Six Months Ended June 30, 2015 versus 2014

        Revenues were $225.3 million for the six months ended June 30, 2015 as compared with $246.2 million for the same period in 2014, representing a decrease of 8%. The decline in revenues was primarily driven by a continued soft restructuring environment and fewer capital markets advisory completions.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2015 vs. 2014			2015 vs. 2014
($ in thousands)	2015	2014		2015	2014
Expenses:
Compensation and benefits	$69,663	$162,204	–57%	$125,056	$232,645	–46%
% of revenues	55%	123%		56%	94%
Non-compensation expenses	$23,438	$26,790	–13%	$46,076	$46,931	–2%
% of revenues	19%	20%		20%	19%

Total operating expenses	$93,101	$188,994	–51%	$171,132	$279,576	–39%
% of revenues	74%	144%		76%	114%
Income (loss) before income taxes	$32,934	$(60,172)	N/M	$57,195	$(37,438)	N/M
% of revenues	26%	N/M		25%	N/M

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

  Three Months Ended June 30, 2015 versus 2014

        Operating expenses were $93.1 million for the three months ended June 30, 2015 and represented 74% of revenues, compared with $189.0 million for the same period in 2014 which represented 144%

of revenues. Our income before taxes increased, improving from a loss of $60.2 million for the three months ended June 30, 2014 to income of $32.9 million for the same period in 2015.

        Our income before income taxes in 2014 was significantly impacted by $99.1 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

  Six Months Ended June 30, 2015 versus 2014

        Operating expenses were $171.1 million for the six months ended June 30, 2015 and represented 76% of revenues, compared with $279.6 million for the same period in 2014 which represented 114% of revenues. Our income before taxes improved from a loss of $37.4 million for the six months ended June 30, 2014 to income of $57.2 million for the same period in 2015.

        Our income before income taxes in 2014 was significantly impacted by approximately $109.5 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

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

  Three Months Ended June 30, 2015 versus 2014

        For the three months ended June 30, 2015, compensation-related expenses of $69.7 million represented 55% of revenues, compared with $162.2 million which represented 123% of revenues in the prior year period. Compensation expenses in 2014 were significantly impacted by approximately $92.9 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were

$46.1 million and $126.4 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the expenses related to the reorganization and IPO, the increase in fixed compensation expense relates to an additional tranche of equity amortization as well as an increase in headcount as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $23.6 million and $35.8 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in discretionary cash bonus expense primarily relates to lower revenues earned.

  Six Months Ended June 30, 2015 versus 2014

        For the six months ended June 30, 2015, compensation-related expenses of $125.1 million represented 56% of revenues, compared with $232.6 million which represented 94% of revenues in the prior year period. Compensation expenses in 2014 were significantly impacted by approximately $103.3 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, was $86.4 million and $166.7 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the expenses related to the reorganization and IPO, the increase in fixed compensation expense relates to an additional tranche of equity amortization as well as an increase in headcount as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $38.7 million and $65.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in discretionary cash bonus expense primarily relates to lower revenues earned combined with higher fixed compensation levels.

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

  Three Months Ended June 30, 2015 versus 2014

        Non-compensation expenses were $23.4 million in the three months ended June 30, 2015, representing 19% of revenues, a decrease from the ratio of 20% in the prior year period. Non-compensation expenses in 2014 were impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering." Excluding the expense related to the reorganization and IPO, non-compensation expense in 2015 increased when compared with 2014, driven by greater headcount.

  Six Months Ended June 30, 2015 versus 2014

        Non-compensation expenses were $46.1 million in the six months ended June 30, 2015, representing 20% of revenues, an increase from the ratio of 19% in the prior year period due to decreased revenues. Non-compensation expenses in 2014 were impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering". Excluding the expense related to the reorganization and IPO, non-compensation expense in 2015 increased when compared with 2014, driven by greater headcount.

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

  Three Months Ended June 30, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was $0 and a loss of $2.9 million for the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, the Australian JV generated $5.1 million of revenues and $5.1 million of expenses, resulting in net earnings of $0.0 million, of which we recognized our 50% share, or $0.0 million. For the same period in 2014, the Australian JV generated $4.5 million of revenues and $10.2 million of expenses, resulting in a net loss of $5.7 million, of which we recognized our 50% share, or $2.9 million. The Australian JV's revenues increased by 13% for the three months ended June 30, 2015 compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 50% during the three months ended June 30, 2015 when compared with the same period in 2014 primarily due to increased compensation expenses during 2014 associated with the one-time non-cash acceleration of unvested equity related to our IPO.

  Six Months Ended June 30, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.3 million and a loss of $4.1 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Australian JV generated $12.5 million of revenues and $11.9 million of expenses, resulting in net earnings of $0.6 million, of which we recognized our 50% share, or $0.3 million. For the same period in 2014, the Australian JV generated $7.6 million of revenues and $15.7 million of expenses, resulting in a net loss of $8.1 million, of which we recognized our 50% share, or $4.1 million. The Australian JV's revenues increased by 64% for the six months ended June 30, 2015 compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 24% during the six months ended June 30, 2015 when compared with the same period in 2014 primarily due to increased compensation expenses during 2014 associated with the one-time non-cash acceleration of unvested equity related to our IPO.

  Other Equity Method Investment

        In June 2014, the Company made an investment into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated and combined financial statements.

  Three Months Ended June 30, 2015 versus 2014

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $0.2 million for the three months ended June 30, 2015.

  Six Months Ended June 30, 2015 versus 2014

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $2.8 million for the six months ended June 30, 2015.

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

  Three Months Ended June 30, 2015 versus 2014

        During the three months ended June 30, 2015, the provision for income taxes was $6.1 million, which reflected an effective tax rate of 18%. The income tax provision and effective tax rate for the period primarily reflect the effect of the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes and the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate.

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

  Six Months Ended June 30, 2015 versus 2014

        During the six months ended June 30, 2015, the provision for income taxes was $10.4 million, which reflected an effective tax rate of 18%. The income tax provision and effective tax rate for the period primarily reflect the effect of the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes and the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate.

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

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2015 and December 31, 2014, the Company had cash equivalents of $75.1 million and $128.7 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of June 30, 2015 and December 31, 2014, the Company had cash of $52.6 million and $69.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most U.S. account balances exceeded the FDIC coverage limit of $250,000.

        In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2015 and December 31, 2014, the Company held $27.0 million and $40.0 million of U.S. Treasury Bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of June 30, 2015 and December 31, 2014 accounts receivable were $22.2 million and $23.0 million, respectively, net of allowances of $1.6 million and $1.6 million, respectively.

        To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2015, the Company had no borrowings under the credit facility.

        As of June 30, 2015, the Company's available credit under this facility was $31.7 million as a result of the issuance of an aggregate amount of $8.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On July 28, 2015, the Board of Directors of Moelis & Company declared quarterly dividends of $0.30 per share. The dividend will be paid on September 8, 2015 to common stockholders of record on August 24, 2015. During the three months ended June 30, 2015 the Company declared and paid dividends of $0.20 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the condensed consolidated and combined financial statements as of June 30, 2015 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

        In connection with the exchange of Class A partnership units in Group LP for Class A common stock in June 2015, the Company recorded an estimated deferred tax asset as a result of the increase in the tax basis of Group LP's assets attributable to the exchanges. Of this deferred tax asset, $769 is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $654) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Six Months Ended June 30,
($ in thousands)	2015	2014
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$46,816	$(38,518)
Non-cash charges	20,153	116,216
Other operating activities	(95,349)	(34,882)

Total operating activities	(28,380)	42,816
Investing Activities	10,944	57,916
Financing Activities	(53,797)	(247,137)
Effect of exchange rate changes	924	1,387

Net increase (decrease) in cash	(70,309)	(145,018)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$127,635	$158,006

  Six Months Ended June 30, 2015

        Cash and cash equivalents were $127.6 million at June 30, 2015, a decrease of $70.3 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net outflow of $28.4 million primarily attributable to discretionary bonuses earned in 2014 and paid in 2015. Investing activities resulted in a net inflow of $10.9 million primarily attributable to proceeds from sales of investments, partially offset by the purchase of investments. Financing activities resulted in a net outflow of $53.8 million primarily related to tax distributions and payment of the quarterly dividend.

  Six Months Ended June 30, 2014

        Cash and cash equivalents were $158.0 million at June 30, 2014, a decrease of $145.0 million from $303.0 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net inflow of $42.8 million primarily attributable to cash collected from clients during the period, partially offset by annual bonus payments made to employees. Investing activities resulted in a net inflow of $57.9 million primarily attributable to net proceeds from sales of investments of U.S. Treasury Bills. Financing activities resulted in a net outflow of $247.1 million primarily related to the pre and post offering distributions to partners and tax distributions to partners, partially offset by net proceeds received related to the issuance of Class A common stock.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of June 30, 2015:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$74,803	$14,606	$28,126	$26,134	$5,937

Total	$74,803	$14,606	$28,126	$26,134	$5,937

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2015, a total payable of $120.4 million has been recorded in amount due pursuant to tax receivable agreement in the consolidated and combined financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non- functional currency-related transaction gains and losses are recorded in the condensed consolidated and combined statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed combined statements of comprehensive income was income of $2.4 million and $1.7 million, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2015 and 2014, no such amounts were recorded.

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

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission ("SEC") as supplemented by the additional risk factor described in Part II "Item 1A. Risk Factors—Our share price may decline due to the large number of shares eligible for future sale and for exchange" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

        None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2015	18,699	$30.10	—	$20.9 million
May 1 - May 31, 2015	38,033	27.94	—	$20.9 million
June 1 - June 30, 2015	22	29.13	—	$20.9 million

Total	56,754	$28.65	—	$20.9 million

(1)
Comprised of treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

Item 6.    Exhibits

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August, 2015.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)