Form 10-Q
period 2015-09-30
Moelis & Co
filed 2015-11-04
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or
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

        As of October 28, 2015, there were 20,203,279 shares of Class A common stock, par value $0.01 per share, and 31,358,729 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated and Combined Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated and Combined Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$87,836	$197,944
Restricted cash	847	833
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,776 and $1,552 as of September 30, 2015 and December 31, 2014, respectively	34,103	22,987
Other receivables	6,259	4,907

Total receivables	40,362	27,894
Deferred compensation	8,495	5,652
Investments at fair value (cost basis $112,986 and $39,999 as of September 30, 2015 and December 31, 2014, respectively)	113,002	39,997
Equity method investments	18,231	17,416
Equipment and leasehold improvements, net	8,288	7,338
Deferred tax asset	164,434	160,137
Prepaid expenses and other assets	9,413	7,038

Total assets	$450,908	$464,249

Liabilities and Equity
Compensation payable	$73,327	$135,920
Accounts payable and accrued expenses	17,328	19,888
Amount due pursuant to tax receivable agreement	120,897	119,738
Deferred revenue	7,078	5,152
Other liabilities	9,704	9,166

Total liabilities	228,334	289,864

Commitments and Contingencies (See Note 13)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,400,849 issued and 20,158,230 outstanding at September 30, 2015; 1,000,000,000 authorized, 19,770,893 issued and outstanding at December 31, 2014)	204	198
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,358,729 issued and outstanding at September 30, 2015; 1,000,000,000 authorized, 31,621,542 issued and outstanding at December 31, 2014)	314	316
Treasury stock, at cost; 242,619 and 0 shares as of September 30, 2015 and December 31, 2014, respectively	(7,006)	—
Additional paid-in-capital	175,654	136,896
Retained earnings (accumulated deficit)	(18,353)	(24,118)
Accumulated other comprehensive income (loss)	66	85

Total Moelis & Company equity	150,879	113,377
Noncontrolling interests	71,695	61,008

Total equity	222,574	174,385

Total liabilities and equity	$450,908	$464,249

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$151,789	$128,651	$377,074	$374,855
Expenses
Compensation and benefits	86,277	68,148	211,333	300,793
Occupancy	3,836	3,560	11,228	10,195
Professional fees	5,116	5,995	12,813	14,588
Communication, technology and information services	4,862	3,945	13,403	11,589
Travel and related expenses	5,951	8,083	16,695	19,433
Depreciation and amortization	646	542	1,954	1,636
Other expenses	5,192	2,605	15,586	14,220

Total expenses	111,880	92,878	283,012	372,454

Operating income (loss)	39,909	35,773	94,062	2,401
Other income and (expenses)	(456)	617	(474)	622
Income (loss) from equity method investments	450	1,105	3,510	(2,966)

Income (loss) before income taxes	39,903	37,495	97,098	57
Provision for income taxes	5,273	4,710	15,652	5,790

Net income (loss)	34,630	32,785	81,446	(5,733)
Net income (loss) attributable to noncontrolling interests	24,540	26,285	58,889	6,777

Net income (loss) attributable to Moelis & Company	$10,090	$6,500	$22,557	$(12,510)

Weighted-average shares of Class A common stock outstanding
Basic	20,184,835	15,262,343	19,919,675	15,262,940

Diluted	21,466,021	16,205,254	21,105,523	15,262,940

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.50	$0.43	$1.13	$(0.82)

Diluted	$0.47	$0.40	$1.07	$(0.82)

Dividends declared per share of Class A common stock	$0.30	$0.20	$0.70	$0.20

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$34,630	$32,785	$81,446	$(5,733)
Foreign currency translation adjustment, net of tax	(1,583)	(3,156)	(17)	(1,442)

Other comprehensive income (loss)	(1,583)	(3,156)	(17)	(1,442)

Comprehensive income (loss)	33,047	29,629	81,429	(7,175)
Less: Comprehensive income (loss) attributable to noncontrolling interests	23,546	24,017	58,891	5,740

Comprehensive income (loss) attributable to Moelis & Company	$9,501	$5,612	$22,538	$(12,915)

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$81,446	$(5,733)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	668	1,496
Depreciation and amortization	1,954	1,636
(Income) loss from equity method investments	(3,510)	2,966
Equity-based compensation	33,337	112,726
Deferred tax provision	595	(295)
Other	484	3,244
Changes in assets and liabilities:
Accounts receivable	(11,913)	4,738
Other receivables	(1,376)	(3,234)
Prepaid expenses and other assets	(2,397)	1,018
Deferred compensation	(2,863)	(1,181)
Compensation payable	(62,206)	(7,998)
Accounts payable and accrued expenses	(2,233)	7,667
Deferred revenue	1,925	484
Dividends received	2,473	—
Other liabilities	540	294

Net cash provided by (used in) operating activities	36,924	117,828

Cash flows from investing activities
Purchase of investments	(129,984)	(91,107)
Proceeds from sales of investments	57,000	83,237
Return of capital from equity method investments	221	—
Investment in equity method investments	—	(4,445)
Note payments received from employees	—	831
Notes issued to employees	—	(119)
Purchase of equipment and leasehold improvements	(2,902)	(2,381)
Change in restricted cash	(32)	(131)

Net cash provided by (used in) investing activities	(75,697)	(14,115)

Cash flows from financing activities
Pre-offering distribution to partners	—	(195,017)
Dividends and distributions	(64,394)	(57,884)
IPO related proceeds (net of $10,316 of offering costs)	—	163,682
Distributions of IPO proceeds to partners	—	(139,429)
Other cash contributions from (distributions to) Parent	—	(34,730)
Purchase of treasury stock	(7,006)	—
Cash proceeds from issuance of Class B common stock	—	500
Class A partnership units and other equity purchased	(90)	—
Excess tax benefits from equity-based compensation	449	—
Other	—	(938)

Net cash provided by (used in) financing activities	(71,041)	(263,816)

Effect of exchange rate fluctuations on cash and cash equivalents	(294)	(823)
Net increase (decrease) in cash and cash equivalents	(110,108)	(160,926)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$87,836	$142,098

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$19,280	$2,877
Other non-cash activity
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$—	$10,854
Capitalized offering costs paid in prior or subsequent period	$—	$1,575
Tax benefit related to settlement of appreciation units	$—	$4,308
Establishment of deferred tax asset related to reorganization	$—	$3,261
Increase in deferred tax asset related to IPO	$—	$1,302
Other non-cash distributions	$—	$1,724
Class A Partnership Units or other equity converted into Class A Common Stock	$4,478	$—
Dividend equivalents issued	$2,732	$—

See notes to the condensed consolidated and combined financial statements (unaudited).

Moelis & Company

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares
								Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital		Parent Company Investment		Noncontrolling Interests	Total Equity
Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	174,385
Net income (loss)	—	—	—	—	—	—	—	22,557	—	—	58,889	81,446
Equity-based compensation	84,841	(5,412)	—	1	—	—	30,479	—	—	—	2,857	33,337
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(19)	2	(17)
Dividends and distributions	—	—	—	—	—	—	2,732	(16,792)	—	—	(50,334)	(64,394)
Treasury Stock Purchases	—	—	(242,619)	—	—	(7,006)	—	—	—	—	—	(7,006)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	545,115	(257,401)	—	5	(2)	—	5,112	—	—	—	(727)	4,388
Net excess tax benefit from equity-based compensation	—	—	—	—	—	—	435	—	—	—	—	435

Balance as of September 30, 2015	20,400,849	31,358,729	(242,619)	$204	$314	$(7,006)	$175,654	$(18,353)	$—	$66	$71,695	$222,574

Balance as of January 1, 2014	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	—	29,768	—	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(80,983)	—	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	—	13,834	—	—	13,834
Equity-based contributions to joint venture and Parent's advisory board	—	—	—	—	—	—	—	—	1,223	—	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	—	(195,017)	—	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	—	(1,105)	—	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	—	77	—	—	12,475	—	(76,164)	—	63,612	—
Issuance of Class B common stock	—	36,158,698	—	—	362	—	138	—	—	—	—	500

Balance post-reorganization	7,699,851	36,158,698	—	77	362	—	15,874	—	—	927	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	—	75	—	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	—	—	(12,510)	—	—	(22,991)	(35,501)
Distributions of IPO proceeds to partners	—	—	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Dividends and distributions	—	—	—	—	—	—	437	(3,007)	—	—	(8,324)	(10,894)
Equity-based compensation	77,693	—	—	1	—	—	33,185	—	—	—	65,706	98,892
Equity-based compensation to joint venture and global advisory board	—	—	—	—	—	—	5,692	—	—	—	123	5,815
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	—	—	4,308	—	—	—	—	4,308
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(406)	(1,037)	(1,443)
Other	(180)	(9,518)	—	—	—	—	112	—	—	—	(2,287)	(2,175)

Balance as of September 30, 2014	15,260,806	36,149,180	—	$153	$362	$—	$94,367	$(15,517)	$—	$521	$94,802	$174,688

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

        Prior to the Company's IPO, the Parent operated as a Delaware limited partnership that commenced operations during 2007. The general partner of the Parent was Moelis & Company Holdings GP LLC. The sole member of Moelis & Company Holdings GP LLC was Moelis & Company Manager LLC ("Manager"), which was wholly-owned by certain co-founding partners. In April of 2014, Old Holdings reorganized its business in connection with the IPO of 7,475,000 shares of Moelis & Company Class A common stock. Following the reorganization, the advisory business is now held under Moelis & Company Group LP ("Group LP"), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. The net assets associated with the advisory operations were distributed to Group LP at their carrying amounts. The details of the reorganization and IPO are described further in Note 4.

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
    Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

    •
    Moelis & Company Assessoria Financeira Ltda. ("Moelis Brazil"), a limited liability company incorporated in São Paulo, Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Company prepared the accompanying condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated and combined financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated and combined financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        As of September 30, 2015, the Company had cash equivalents of $29,419 (December 31, 2014: $128,739) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of September 30, 2015, the Company had cash of $58,417 (December 31, 2014: $69,205) maintained in U.S. and non-U.S. bank accounts, of which most U.S. bank account balances exceeded the FDIC coverage limit of $250.

        Restricted Cash—The Company held cash of $847 and $833 as of September 30, 2015 and December 31, 2014, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $3,639 and $2,793 for the three months ended September 30, 2015 and 2014, respectively, and $9,510 and $7,520 for the nine months ended September 30, 2015 and 2014, respectively.

        Equity-based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required the Company's Parent to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple-adjusted for differences between the Company's Parent and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units ("RSUs"). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest. See Note 9 for further discussion.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 8 for further discussion.

        The Company generally permits a retiring employee to retain and not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee (i) is at least 54 years old and (ii) has provided at least 8 consecutive years of service to the Company. Any such RSUs will

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs prior to meeting the stated requisite service period or retirement eligibility date are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2015 and 2014, no such amounts were recorded.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO. The proceeds received related to the issuance of Class A common stock in connection with the IPO is recorded net of underwriting discounts, commissions and offering expenses. Net cash received of $163,682 during the nine months ended September 30, 2014 is reflected within financing activities in the condensed consolidated and combined statements of cash flows. Net proceeds recorded in the condensed consolidated and combined statements of changes in equity of $162,107 during the period ended September 30, 2014, adjusts for IPO related expenses paid during 2013 and any accruals remaining as of September 30, 2014;

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

  •
  $763 of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 equity incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $2,046 of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

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

Secondary Offering

        In November 2014, the Company completed a secondary offering of 6,325,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. In connection with the offering, the Company issued 4,509,400 shares of Class A common stock and used the proceeds to acquire the same quantity (4,509,400) of Group LP Class A partnership units. The remaining 1,815,600 shares of Class A common stock included in the offering were sold by current holders of Class A common stock, thus having no impact on the quantity of shares of Class A common stock outstanding. In addition, in connection with the Company's acquisition of Group LP Class A partnership units, 4,507,453 shares of Class B common stock were either purchased (1,509,131 shares for $28) or converted to Class A common stock (2,998,322 shares of Class B common stock converted to 1,658 shares of Class A common stock based on a conversion ratio of .00055 to 1). The Company did not retain any proceeds from the secondary offering.

        Immediately following the secondary transactions described above;

  •
  19,770,893 shares of Class A common stock were outstanding;

  •
  the Company owned 19,770,893 Group LP Class A partnership units and its economic ownership in Group LP increased from 28% to 36%;

  •
  the noncontrolling interest holders owned 34,479,961 Group LP Class A partnership units and their economic ownership in Group LP decreased from 72% to 64%;

  •
  Partner Holdings owned all 31,621,542 shares of Class B common stock, enabling it to exercise majority voting control of the Company. Class B common stock is entitled to an insignificant amount of economic participation in the Company.

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

        For the three months ended September 30, 2015 and 2014, $163 and $1,105 of income was recorded on this investment, respectively, and for the nine months ended September 30, 2015 and 2014, $442 of income and $2,966 of loss was recorded on this investment, respectively.

        During the nine months ended September 30, 2014, the Company made a cash contribution to Moelis Australia Holdings in the amount of $4,180. The Company treated this contribution as an increase in equity method investments in the condensed consolidated and combined financial statements.

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated and combined financial statements. For the three and nine months ended September 30, 2015, $287 and $3,068 of income was recorded on this investment, respectively.

        During the nine months ended September 30, 2015, the Company received cash distributions from this entity in the amount of $2,694.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	September 30, 2015	December 31, 2014
Office equipment	$10,427	$9,387
Furniture and fixtures	2,858	2,258
Leasehold improvements	6,800	5,931

Total	20,085	17,576
Less accumulated depreciation and amortization	(11,797)	(10,238)

Equipment and leasehold improvements, net	$8,288	$7,338

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

        Depreciation and amortization expenses for fixed assets totaled $646 and $542 for the three months ended September 30, 2015 and 2014, respectively, and $1,954 and $1,595 for the nine months ended September 30, 2015 and 2014, respectively.

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

  Level 2—Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The estimated fair values of government securities money markets and U.S. Treasury Bills classified in Level 2 as of September 30, 2015 and December 31, 2014 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months.

  Level 3—Pricing inputs are unobservable for the instruments and include situations in which there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company's management.

        See Note 2 for further information on the Company's fair value hierarchy.

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of September 30, 2015:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
U.S. treasury bills	$10,000	$—	$10,000	$—
Government securities money market	19,419	—	19,419	—
Investments
U.S. treasury bills	113,002	—	113,002	—

Total financial assets	$142,421	$—	$142,421	$—

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

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. There were no investments classified as Level 3 as of September 30, 2015. The changes to the Company's investment classified as Level 3 are as follows for the nine months ended September 30, 2014.

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

September 30, 2014	$—

Unrealized gains (losses) related to investment still held as of September 30, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015 and 2014.

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

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2015 and 2014 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2015		2014		2015		2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$10,090		$6,500		$22,557		$(12,510)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)	(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$10,090		$6,500		$22,557		$(12,510)

Denominator:
Weighted average shares of Class A common stock outstanding—basic	20,184,835		15,262,343		19,919,675		15,262,940
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)	(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	1,281,186	(b)	942,911	(b)	1,185,848	(b)	(b)

Weighted average shares of Class A common stock outstanding—diluted	21,466,021		16,205,254		21,105,523		15,262,940

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.50		$0.43		$1.13		$(0.82)

Diluted	$0.47		$0.40		$1.07		$(0.82)

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 55,398,692 and 55,197,575 for the three months ended September 30, 2015 and 2014, respectively, and 55,303,354 and 54,254,664 for the nine months ended September 30, 2015 and 2014, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2015 and 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

(b)
During the three and nine months ended September 30, 2015 and 2014, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended September 30, 2015 and 2014, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 15,397 and 11,644 units, respectively, and 7,945 and 665,649 units for the nine months ended September 30, 2015 and September 30, 2014, respectively. Antidilution in the prior year is the result of the Company producing a loss for the nine months ended September 30, 2014. Additionally, during the three months ended September 30, 2015, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 1,049,977. No options were excluded from this calculation for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of September 30, 2015, partners held 33,933,414 Group LP partnership units, 639,821 of which were unvested and will continue to vest over their service life.

        In relation to the vesting of units, the Company recognized compensation expenses of $945 and $886 for the three months ended September 30, 2015 and 2014, respectively, and expenses of $2,857 and $100,835 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $6,822 of unrecognized compensation expense related to unvested Class A partnership units. The Company expects to recognize the unrecognized compensation expense at September 30, 2015, over a weighted-average period of 2.4 years, using the graded vesting method.

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

        In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of September 30, 2015, approximately $20 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company has issued 2,615,660 RSUs in 2015 which generally vest over a service life of four to five years. For the three months ended September 30, 2015 and 2014, the Company recognized expenses of $10,826 and $4,509 respectively, and expenses of $27,398 and $7,835 for the nine months ended September 30, 2015 and 2014, respectively, in relation to these awards.

        The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2015 and 2014.

	Restricted Stock & RSUs
	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1,	2,473,624	$25.86	—	$—
Granted	2,615,660	31.92	2,477,272	26.08
Forfeited	(36,903)	28.79	(56,642)	25.00
Vested	(92,717)	27.45	(9,190)	28.02

Unvested Balance at September 30,	4,959,664	$28.93	2,411,440	$26.10

        As of September 30, 2015, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $88,882. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2015 is 2.7 years.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

        During the nine months ended September 30, 2015, the Company repurchased 242,619 shares pursuant to the Company's share repurchase program, as well as shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $7,006 in the treasury stock balance on the Company's condensed consolidated and combined statement of financial condition as of September 30, 2015.

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

        The following table summarizes activity related to stock options for the nine months ended September 30, 2015 and 2014.

	Stock Options Outstanding
	2015		2014
	Number Outstanding	Weighted-Average Exercise Price Per Share	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1,	3,296,906	$24.00	—	$—
Grants	—	—	3,501,881	24.00
Exercises	—	—	—	24.00
Forfeiture or expirations	(174,727)	24.00	(130,975)	24.00

Outstanding at September 30,	3,122,179	$24.00	3,370,906	$24.00

        For the three months ended September 30, 2015 and 2014, the Company recognized expenses of $1,048 and $1,094, respectively, and expenses of $3,082 and $2,046 for the nine months ended September 30, 2015 and 2014, respectively, in relation to these stock options. As of September 30, 2015, the total compensation expense related to unvested stock options not yet recognized was $12,161. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. EQUITY-BASED COMPENSATION (Continued)

reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 3.1 years.

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

        As of September 30, 2015, 20,400,849 shares of Class A common stock were issued and 20,158,230 shares were outstanding, due primarily to the IPO and secondary offering transactions described above.

Class B Common Stock

IPO and Reorganization

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

Secondary Offering

        In connection with the secondary offering in November 2014, Partner Holdings surrendered 2,998,322 shares of Class B common stock and was issued 1,658 shares of Class A common stock at a conversion ratio of .00055 to 1. The Company also purchased 1,509,131 shares of Class B common stock from Partner Holdings for cash of $28 and subsequently cancelled those shares. The Company did not retain any proceeds from the secondary offering.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. STOCKHOLDERS EQUITY (Continued)

        As of September 30, 2015 and December 31, 2014, 31,358,729 and 31,621,542 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and secondary offering transactions described above.

Treasury Stock

        During the nine months ended September 30, 2015, the Company repurchased 242,619 shares pursuant to the Company's share repurchase program, as well as shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $7,006 in the treasury stock balance on the Company's condensed consolidated and combined statement of financial condition as of September 30, 2015.

Noncontrolling Interests

        In connection with the Company's reorganization, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of September 30, 2015, partners held 33,933,414 Group LP partnership units, representing a 63% noncontrolling interest in Moelis & Company.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,158,230 shares of Class A common stock outstanding at September 30, 2015 represents the controlling interest.

11. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). Manager was obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company's business. To the extent the Company utilized the aircraft for business; the Company was obligated to incur such expenses. For the three and nine months ended September 30, 2014, the Company recorded expenses of $0 and $401 for use of the aircraft.

        In connection with the restructuring and IPO, Manager could no longer operate the aircraft for use in the Company's business and as a result, the arrangement under which the plane was provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft was used by the Company pursuant to a ten-year dry lease with Manager, the terms of which were comparable to the market rates of leasing from an independent third party. For the three and nine months ended September 30, 2014 the Company incurred $156 and $310 in lease costs to be paid to manager, respectively. Consistent with such dry lease arrangement, the Company was obligated to bear all the costs of operating the aircraft. While the primary use of the aircraft was for business purposes, because of the benefit afforded to the Company in terms of security and productivity while traveling for personal reasons, the Company entered into a timesharing agreement with Mr. Moelis to allow him to use the aircraft for personal use. Under such timesharing agreement, Mr. Moelis was required to reimburse the Company for the maximum amount of reimbursement allowed by applicable Federal

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

Aviation Administration rules. Such amounts are included in prepaid expenses and other assets on the condensed consolidated and combined statements of financial condition. During the third quarter of fiscal 2014, Manager sold the aircraft and the ten-year dry lease was terminated.

        On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended September 30, 2015 and 2014, the Company incurred $312 and $61 in aircraft lease costs to be paid to Manager, respectively, and $936 and $61 for the nine months ended September 30, 2015 and 2014, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of September 30, 2015, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2014: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated and combined statements of financial condition. The notes held as of September 30, 2015 and December 31, 2014 bear a fixed interest rate of 4.00%. During the nine months ended September 30, 2015 and 2014, the Company received $0 and $831, respectively, of principal repayments and recognized interest income of $4 and $5, respectively, on such notes, which is included in other income and expenses on the condensed consolidated and combined statements of operations.

        Expense Allocations—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. For the three and nine months ended September 30, 2014, $0 and $2,316 of occupancy expenses have been allocated to the Company, respectively, based on the proportion of the Company's headcount to that of the Parent. For the three and nine months ended September 30, 2014, $0 and $2,745 of communication, technology and information services expense have been allocated to the Company, respectively, based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company.

        Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the condensed consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. For the three months ended September 30, 2015 and 2014, this fee totaled $420 and $500, respectively, and $1,265 and $960 for the nine months ended September 30, 2015 and the year-to-date post-IPO period ended September 30, 2014, respectively. The amount of the fee is based upon the estimated usage and

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. RELATED-PARTY TRANSACTIONS (Continued)

related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of September 30, 2015 and December 31, 2014 the Company had balances due from Moelis Asset Management LP of $0 and $79, respectively.

        Joint Venture—As of September 30, 2015 and December 31, 2014, the Company had a net balance due from the Australian JV of $62 and $945, respectively, which are reflected in other receivables on the condensed consolidated and combined statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated and combined financial statements. For the three months ended September 30, 2015 and 2014, income of $287 and $0 was recorded on this investment, respectively, and income of $3,068 and $0 was recorded on this investment for the nine months ended September 30, 2015 and 2014, respectively.

        During the nine months ended September 30, 2015 and 2014, the Company received cash distributions from this entity in the amounts of $2,694 and $0, respectively.

        Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $1,299 and $2,769 for the three months ended September 30, 2015 and 2014, respectively, and $5,635 and $3,717 for the nine months ended September 30, 2015 and 2014, respectively.

12. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2015, Moelis U.S. had net capital of $45,821, which was $45,571 in excess of its required net capital. At December 31, 2014, Moelis U.S. had net capital of $80,270 which was $80,020 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At September 30, 2015, the aggregate regulatory net capital of Moelis UK was $18,104 which exceeded the minimum requirement by $18,048. At December 31, 2014, the aggregate regulatory net capital of Moelis UK was $22,980, which exceeded the minimum requirement by $22,919.

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

13. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of September 30, 2015, the commitment amount was $40,000.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2015 and 2014, the Company had no borrowings under the credit facility.

        As of September 30, 2015, the Company's available credit under this facility was $31,745 as a result of the issuance of an aggregate amount of $8,255 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2023. The Company incurred expense relating to its operating leases of $3,192 and $2,756 for the three months ended September 30, 2015 and 2014, respectively, and $9,577 and $8,501 for the nine months ended September 30, 2015 and 2014, respectively.

        The future minimum rental payments required under the operating leases in place at September 30, 2015 are as follows:

Fiscal year ended	Amount
Remainder of 2015	$3,881
2016	14,779
2017	14,521
2018	14,438
2019	14,406
Thereafter	11,660

Total	$73,685

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

14. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2015 and 2014 in the amount of $361 and $348, respectively, and $1,017 and $973 for the nine months ended September 30, 2015 and 2014, respectively.

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

        The Company's provision for income taxes and effective tax rate were $5,273 and 13% and $4,710 and 13% for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company's provision for income taxes was $15,652 on income before taxes of $97,098 and $5,790 on income before taxes of $57, respectively. The income tax provision for the aforementioned periods primarily reflects the effect of certain nondeductible expenses related to the vesting of Class A partnership units in Group LP in connection with the Company's reorganization and IPO in 2014 and the Company's allocable share of earnings from Group LP being subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate following the Company's reorganization and IPO.

        The Company recorded an increase in the net deferred tax asset of $4,297 for the nine months ended September 30, 2015, which primarily relates to the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock during the nine month period. Approximately $769 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $654) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial

Moelis & Company

Notes to the Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

15. INCOME TAXES (Continued)

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

        There were no clients that accounted for more than 10% of revenues for the three and nine months ended September 30, 2015 and 2014. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$130,704	$102,099	$295,221	$291,818
Europe	18,461	22,583	67,456	68,810
Rest of World	2,624	3,969	14,397	14,227

Total	$151,789	$128,651	$377,074	$374,855

	September 30, 2015	December 31, 2014
Assets:
United States	$380,880	$378,573
Europe	48,329	52,975
Rest of World	21,699	32,701

Total	$450,908	$464,249

17. SUBSEQUENT EVENTS

        On October 28, 2015, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.30 per share. The dividend will be paid on December 8, 2015 to Class A common stockholders of record on November 23, 2015.

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

        As of September 30, 2015, we served our clients globally with 463 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Reorganization and Initial Public Offering

        In April 2014, we reorganized our business in connection with Moelis & Company's IPO of Class A common stock. See Note 4 in these condensed consolidated and combined financial statements for further information. In connection with the reorganization and IPO, several transactions took place which had a significant impact on our results of operations for the three and nine months ended September 30, 2014 including the following:

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

  •
  $763 of compensation and benefits expense associated with the amortization of RSUs granted in connection with the IPO (excludes expense associated with RSUs granted at the time of the IPO in connection with 2013 equity incentive compensation); amortization expense of RSUs granted in connection with the IPO will be recognized over a five year vesting period;

  •
  $2,046 of compensation and benefits expense associated with the amortization of stock options granted in connection with the IPO; amortization expense of stock options granted in connection with the IPO will be recognized over a five year vesting period;

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

        During the first nine months of 2015, the global M&A market continued to improve, although different trends emerged for large cap and mid cap M&A activity. While the value of announced transactions above $5 billion in value increased 56% and the corresponding number of transactions increased 42% over the prior year period, the value of announced transactions between $100 million and $5 billion increased only 3% and the corresponding number of transactions decreased 2% from the first nine months of 2014.

        In the US, the value of announced transactions over $100 million increased 26% in the first nine months of 2015 while the corresponding number of transactions decreased 14% consistent with slower middle market activity. Similarly in Europe, the value of announced transactions over $100 million increased 9% in the first nine months of 2015 while the corresponding number of transactions decreased 6%. Despite declines in the number of announced transactions, we believe the fundamentals for a long term steadily improving M&A cycle remain in place. The current economic backdrop (strategic rationale for combinations, low interest rates, growth in financial sponsor assets) provides a solid foundation for global M&A, which we expect will offset a more subdued restructuring environment given the continuation of low interest rates and low default rates.

Results of Operations

        The following is a discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			2015 vs. 2014			2015 vs. 2014
($ in thousands)	2015	2014		2015	2014
Revenues	$151,789	$128,651	18%	$377,074	$374,855	1%
Expenses:
Compensation and benefits	86,277	68,148	27%	211,333	300,793	–30%
Non-compensation expenses	25,603	24,730	4%	71,679	71,661	0%

Total operating expenses	111,880	92,878	20%	283,012	372,454	–24%
Operating income (loss)	39,909	35,773	12%	94,062	2,401	N/M
Other income and (expenses)	(456)	617	N/M	(474)	622	N/M
Income (loss) from equity method investments	450	1,105	–59%	3,510	(2,966)	N/M

Income (loss) before income taxes	39,903	37,495	6%	97,098	57	N/M
Provision for income taxes	5,273	4,710	12%	15,652	5,790	N/M

Net income (loss)	$34,630	$32,785	6%	$81,446	$(5,733)	N/M

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

  Three Months Ended September 30, 2015 versus 2014

        Revenues were $151.8 million for the three months ended September 30, 2015 as compared with $128.7 million for the same period in 2014, representing an increase of 18%. The increase in revenues was primarily driven by increased M&A related activity and higher M&A related fees per completed transaction.

  Nine Months Ended September 30, 2015 versus 2014

        Revenues were $377.1 million for the nine months ended September 30, 2015 as compared with $374.9 million for the same period in 2014, representing an increase of 1%. We advised 213 total clients in the first nine months of 2015 (104 of whom paid fees equal to or greater than $1 million) as compared with 206 clients (99 of whom paid fees equal to or greater than $1 million) during the same period in 2014.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			2015 vs. 2014			2015 vs. 2014
($ in thousands)	2015	2014		2015	2014
Expenses:
Compensation and benefits	$86,277	$68,148	27%	$211,333	$300,793	–30%
% of revenues	57%	53%		56%	80%
Non-compensation expenses	$25,603	$24,730	4%	$71,679	$71,661	0%
% of revenues	17%	19%		19%	19%

Total operating expenses	$111,880	$92,878	20%	$283,012	$372,454	–24%
% of revenues	74%	72%		75%	99%
Income (loss) before income taxes	$39,903	$37,495	6%	$97,098	$57	N/M
% of revenues	26%	29%		26%	0%

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

  Three Months Ended September 30, 2015 versus 2014

        Operating expenses were $111.9 million for the three months ended September 30, 2015 and represented 74% of revenues, compared with $92.9 million for the same period in 2014 which represented 72% of revenues. The increase in operating expenses was primarily driven by higher compensation expenses due to increased headcount. Our income before taxes increased, improving from income of $37.5 million for the three months ended September 30, 2014 to income of $39.9 million for the same period in 2015.

  Nine Months Ended September 30, 2015 versus 2014

        Operating expenses were $283.0 million for the nine months ended September 30, 2015 and represented 75% of revenues, compared with $372.5 million for the same period in 2014 which represented 99% of revenues. Our income before taxes improved from income of $0.1 million for the nine months ended September 30, 2014 to income of $97.1 million for the same period in 2015. Our income before income taxes in 2014 was adversely impacted by approximately $110.9 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

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

  Three Months Ended September 30, 2015 versus 2014

        For the three months ended September 30, 2015, compensation-related expenses of $86.3 million represented 57% of revenues, compared with $68.1 million which represented 53% of revenues in the prior year period. The increase in compensation expenses primarily relates to an increase in headcount in addition to increased equity amortization during 2015 as compared with 2014.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $52.0 million and $39.1 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the expenses related to the reorganization and IPO, the increase in fixed compensation expense relates to an additional tranche of equity amortization and to an increase in headcount (which drives salaries and benefits) as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $34.3 million and $29.0 million for the three months ended September 30, 2015 and 2014, respectively. The increase in discretionary cash bonus expense primarily relates to higher revenues earned.

  Nine Months Ended September 30, 2015 versus 2014

        For the nine months ended September 30, 2015, compensation-related expenses of $211.3 million represented 56% of revenues, compared with $300.8 million which represented 80% of revenues in the prior year period. Compensation expenses in 2014 were significantly impacted by approximately $104.8 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, was $138.3 million and $205.9 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the expenses related to the reorganization and IPO, the increase in fixed compensation expense relates to an additional tranche of equity amortization and to an increase in headcount (which drives salaries and benefits) as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $73.0 million and $94.9 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in discretionary cash bonus expense primarily results from higher fixed compensation levels due to increased headcount together with modest revenue growth.

Non-Compensation Expenses

        Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted against non-compensation expenses.

        Historically, our non-compensation expenses, particularly occupancy and travel costs associated with business development, have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients' evolving needs. In addition, we will experience increased non-compensation expenses in connection with having become a public company.

  Three Months Ended September 30, 2015 versus 2014

        For the three months ended September 30, 2015, non-compensation expenses of $25.6 million represented 17% of revenues, compared with $24.7 million which represented 19% of revenues in the prior year period. Non-compensation expense, which is related to headcount, increased when compared with 2014. As a percentage of revenue, non-compensation expense decreased due to increased revenues and the timing of our annual client event which was held during the third quarter of 2014 as compared with the fourth quarter of 2015.

  Nine Months Ended September 30, 2015 versus 2014

        For the nine months ended September 30, 2015 and 2014, non-compensation expenses were $71.7 million and represented 19% of revenues. Non-compensation expenses in 2014 were impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering". Excluding these expenses, non-compensation expenses increased for the nine months ended September 30, 2015 primarily due to increased headcount.

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

  Three Months Ended September 30, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.1 and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, the Australian JV's revenues decreased by 24% compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 6% during the three months ended September 30, 2015 when compared with the same period in 2014.

  Nine Months Ended September 30, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.4 million and a loss of $3.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Australian JV's revenues increased by 15% compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 18% during the nine months ended September 30, 2015 when compared with the same period in 2014 primarily due to increased compensation expenses during 2014 associated with the one-time non-cash acceleration of unvested equity related to our IPO.

  Other Equity Method Investment

        In June 2014, the Company made an investment into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated and combined financial statements.

  Three Months Ended September 30, 2015 versus 2014

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $0.3 million for the three months ended September 30, 2015.

  Nine Months Ended September 30, 2015 versus 2014

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $3.1 million for the nine months ended September 30, 2015.

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

  Three Months Ended September 30, 2015 versus 2014

        During the three months ended September 30, 2015, the provision for income taxes was $5.3 million, which reflected an effective tax rate of 13%. The income tax provision and effective tax rate for the period primarily reflect the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes.

        During the three months ended September 30, 2014, the provision for income taxes was $4.7 million, which reflected an effective tax rate of 13%. The income tax provision and effective tax rate for the period primarily reflect the effect of the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate.

  Nine Months Ended September 30, 2015 versus 2014

        During the nine months ended September 30, 2015, the provision for income taxes was $15.7 million, which reflected an effective tax rate of 16%. The income tax provision and effective tax rate for the period primarily reflect the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the earnings of Group LP being subject to UBT and certain other foreign, state and local taxes.

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

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of

September 30, 2015 and December 31, 2014, the Company had cash equivalents of $29.4 million and $128.7 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of September 30, 2015 and December 31, 2014, the Company had cash of $58.4 million and $69.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most U.S. account balances exceeded the FDIC coverage limit of $250,000.

        In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2015 and December 31, 2014, the Company held $113.0 million and $40.0 million of U.S. Treasury Bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2015 and December 31, 2014 accounts receivable were $34.1 million and $23.0 million, respectively, net of allowances of $1.8 million and $1.6 million, respectively.

        To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2015, the Company had no borrowings under the credit facility.

        As of September 30, 2015, the Company's available credit under this facility was $31.7 million as a result of the issuance of an aggregate amount of $8.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On October 28, 2015, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.30 per share. The dividend will be paid on December 8, 2015 to Class A common stockholders of record on November 23, 2015. During the three months ended September 30, 2015 the Company declared and paid dividends of $0.30 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the condensed consolidated and combined financial statements as of September 30, 2015 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Tax Receivable Agreement

        In connection with the IPO, we entered into a tax receivable agreement with our eligible Managing Directors that provides for the payment to eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (a) the increases in tax basis attributable to exchanges by our eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that we realize.

        In connection with the IPO, the Company made a one-time cash distribution to certain partners of Old Holdings which is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This transaction resulted in an estimated deferred tax asset of which approximately $60.9 million is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51.8 million) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Old Holdings over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Nine Months Ended September 30,
($ in thousands)	2015	2014
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$81,446	$(5,733)
Non-cash charges	33,528	121,773
Other operating activities	(78,050)	1,788

Total operating activities	36,924	117,828
Investing Activities	(75,697)	(14,115)
Financing Activities	(71,041)	(263,816)
Effect of exchange rate changes	(294)	(823)

Net increase (decrease) in cash	(110,108)	(160,926)
Cash and cash equivalents, beginning of period	197,944	303,024

Cash and cash equivalents, end of period	$87,836	$142,098

  Nine Months Ended September 30, 2015

        Cash and cash equivalents were $87.8 million at September 30, 2015, a decrease of $110.1 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net inflow of $36.9 million primarily attributable to cash collected from clients during the period, offset by discretionary bonuses earned in 2014 and paid in 2015. Investing activities resulted in a net outflow of $75.7 million primarily attributable to the purchase of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $71.0 million primarily related to the payment of the quarterly dividends and tax distributions.

  Nine Months Ended September 30, 2014

        Cash and cash equivalents were $142.1 million at September 30, 2014, a decrease of $160.9 million from $303.0 million of cash and cash equivalents at December 31, 2013. Operating activities resulted in a net inflow of $117.8 million primarily attributable to the impact of non-cash equity compensation charges on net income (loss). Investing activities resulted in net outflow of $14.1 million primarily attributable to purchases of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $263.8 million primarily related to the pre and post offering distributions to partners and tax distributions to partners, partially offset by net proceeds received related to the issuance of Class A common stock.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of September 30, 2015:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$73,685	$14,954	$29,056	$24,546	$5,129

Total	$73,685	$14,954	$29,056	$24,546	$5,129

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2015, a total payable of $120.9 million has been recorded in amount due pursuant to tax receivable agreement in the consolidated and combined financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. As of September 30, 2015, no payments have been made under the tax receivable agreement. We expect to make a payment of approximately $1.6 million under the tax receivable agreement in the fourth quarter of 2015.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the condensed consolidated and combined statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed combined statements of comprehensive income was a loss of $1.6 million and a loss of $3.2 million, respectively, and a nominal impact and a loss of $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value amortized over the service period required by the award's vesting terms. Prior to the Company's IPO, the measurement of the grant-date fair value required Old Holdings to make estimates about its future operating results and the appropriate risk-adjusted discount rates. The methods used to estimate the fair value of equity-based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple-adjusted for differences between Old Holdings and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company's IPO, the grant-date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying condensed consolidated and combined statements of operations and as an increase to equity in the accompanying condensed consolidated and combined statements of financial condition and changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units. The Company records dividends in kind, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

        The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee (i) is at least 54 years old and (ii) has provided at least 8 consecutive years of service to the Company. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs prior to meeting the stated requisite service period or retirement eligibility date are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2015 and 2014, no such amounts were recorded.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

        None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2015	5,226	$29.10	—	$20.9 million
August 1 - August 31, 2015	—	20.00	43,832	20.0 million
September 1 - September 30, 2015	901	27.17	—	20.0 million

Total	6,127	$21.08	43,832	$20.0 million

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of November, 2015.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)