Form 10-K
period 2015-12-31
Moelis & Co
filed 2016-03-14
CIK 1596967

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of June 30, 2015 was $522 million.

         As of March 1, 2016, there were 20,347,196 shares of Class A common stock, par value $0.01 per share, and 31,227,596 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

        Since our inception, we have achieved rapid growth by hiring high-caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with over 450 advisory professionals, including 107 Managing Directors, based in 17 offices around the world. We have demonstrated strong financial performance, achieving revenues of $552 million in 2015, our eighth full year of operations, and have advised on almost $2 trillion of transactions since inception.

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

        We combine our global capabilities with expertise in all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. We collaborate globally to bring our deep industry knowledge to the local markets where our clients operate.

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

  Globally Integrated Firm with Innovative Advisory Solutions:    We provide the high-touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 17 offices located in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross-border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 107 global Managing Directors, which include 67 former sector and product heads from major investment banks. We reinforce our model with a discretionary compensation structure that encourages a high degree of collaboration and our "One Firm" mentality.

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

  Fast Growing Global Independent Investment Bank:    Since our inception in 2007, we have achieved rapid growth, earning revenues of $552 million in 2015. During this time however, the global financial crisis contributed to a 24% decrease in the number of global completed M&A transactions from the peak levels of 2007. We took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire Managing Directors who have on average 20 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

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

  Significant Organic Growth Opportunities:    We have made significant investments in our intellectual capital with the hiring of 71 Managing Directors since 2010. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, which has resulted in the hiring of over 300 analysts from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

  Diversified Advisory Platform:    Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful client concentration, with our top 10 transactions representing approximately 25% of our revenues in 2015. Our holistic "One Firm" approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

        We recruit our junior bankers from the world's leading undergraduate and graduate programs. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 300 analysts from these undergraduate programs. We devote significant time and resources to training and mentoring our employees and have implemented a generalist program in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2015, we had 660 employees globally, including 462 advisory professionals and 105 Managing Directors.

Our Australian Joint Venture

        In 2009, we opened our sixth global office in Sydney to provide investment banking services in Australia and expand our coverage of the Asia-Pacific region. Following the establishment of this office and the hiring of what we believe is a strong executive team, we entered into a joint venture with this team (the "Australian JV"). Our Australian JV has been responsible for providing our investment banking services in this region since April 1, 2010. Our Australian JV's primary business is offering advisory services. In addition, it has an equity capital markets and research, sales and trading business covering Australian public equity securities and also engages in certain asset management activities. We and the Australian executives each own a 50% economic interest in the Australian JV. The Australian JV expanded into Melbourne in 2014. As of December 31, 2015, the Australian JV had 67 employees, including 34 advisory bankers.

Our Strategic Alliance with Sumitomo Mitsui Banking Corporation and its Subsidiary, SMBC Nikko Securities Inc.

        Effective January 1, 2012, we entered into a strategic alliance with Sumitomo Mitsui Banking Corporation ("SMBC") and its subsidiary, SMBC Nikko Securities Inc. ("Nikko") to provide advisory services, including advising on mergers, acquisitions, divestitures, restructurings and other corporate finance matters, to Japanese companies in regions where our firms conduct business. The alliance has provided us and our clients with access to the Japanese market as well as provided us with opportunities to advise Japanese clients on the full suite of our advisory services, with a particular focus on cross-border M&A. Established in 1876 as Mitsui Bank, SMBC is the third largest bank in Japan based on market capitalization. Nikko is one of the five major securities companies in Japan.

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

        We believe our primary competitors in securing advisory engagements include the investment banking businesses of Bank of America Corporation, Citigroup Inc., Credit Suisse Group AG, The Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley and other large investment banking firms as well as independent investment banking firms such as Evercore Partners Inc.,

Greenhill & Co., Inc., Houlihan Lokey, Inc., Lazard Ltd, NM Rothschild & Sons Limited, PJT Partners, Inc., and many closely held boutique firms.

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

Kenneth Moelis,
 Chairman and Chief Executive Officer of the Company

Eric Cantor,
 Managing Director and Vice Chairman of the Company

J. Richard Leaman III,
 Managing Director and Vice Chairman of the Company

Navid Mahmoodzadegan,
 Co-President and Managing Director of the Company

Jeffrey Raich,
 Co-President and Managing Director of the Company

John A. Allison,
 Chairman of the Executive Advisory Council of the Cato Institute's Center for Monetary and Financial Alternatives, member of the Cato Institute's Board of Directors and Former Co-Chairman and CEO of BB&T Corp.

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

        The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2015).

Certain Managing Director and Other Employees[1]
Public Stockholders
Certain Former Group LP and Old Holdings Unitholders[4]
Certain Pre-IPO Group LP Unitholders
Moelis & Company Partner Holdings LLC[2]
Class A Common Stock 5% Voting Interest
Class A Common Stock 1% Voting Interest
Exchangeable Class A Partnership Units Non-Voting 5% Economic Interest
Class B Common Stock 94% Voting Interest
Moelis & Company
Exchangeable Class A Partnership Units Non-Voting 58% Economic Interest
Class A Partnership Units Non-Voting 37% Economic Interest[3]
100% Equity Interest
Moelis & Company Group GP LLC
Sole General Partner
Moelis & Company Group LP
Operating Entities

1. Includes certain current and former Managing Directors and employees of the Company.
2. Mr. Moelis controls the managing member of Partner Holdings. See"--Rights of Partner Holdings and Stockholders Agreement."
3. A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See "--Amended and Restarted Limited Partnership Agreement of Group LP – Voting and Economic Rights."
4. Includes certain non-U.S. based Managing Directors and employees, who hold Class A common stock. Class A common stock may be held directly or indirectly.

        Note: All entities on the chart above are incorporated or formed in Delaware.

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

  Registration Rights

        Moelis & Company has granted certain registration rights in the amended and restated limited partnership agreement of Group LP, the stockholders agreement with Partners Holdings and the strategic alliance agreement with SMBC, each filed as exhibits to this Form 10-K.

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

MARKET AND INDUSTRY DATA

        The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings "Special Note Regarding Forward-Looking Statements" and "Risk Factors" in this Form 10-K. The M&A market data for announced and completed transactions in 2015 and 2014 referenced throughout this Form 10-K was obtained from Thomson Financial as of January 8, 2016 and January 5, 2015, respectively.

        In this Form 10-K, we use the term "independent investment banks" or "independent advisors" to refer to investment banks primarily focused on advisory services and that conduct limited or no commercial banking or sales and trading activities. We use the term "global independent investment banks" to refer to independent investment banks with global coverage capabilities across all major industries and regions. We consider the global independent investment banks to be our publicly traded peers, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Lazard Ltd, PJT Partners, Inc., and us.

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

        Our revenue in any given period is dependent on the number of fee-paying clients in such period. We had 139 clients and 130 clients paying fees equal to or greater than $1 million in 2015 and 2014, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

        There is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee's failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees engage in misconduct, our business could be materially adversely affected.

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

        Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing, including claims for aiding and abetting client misconduct. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us or significant criticism by a court of our performance or activities could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Prior to our initial public offering in April 2014, our management had not previously managed a public company.

        Prior to our initial public offering in April 2014, our management team had operated our business as a privately-owned company. The individuals who constitute our management had not previously managed a publicly traded company.

        Compliance with public company requirements has placed significant additional demands on our management and has required us to enhance our investor relations, legal, technology, financial reporting and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could adversely affect our business and profitability.

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

        Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee's failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

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

Negative publicity regarding our business and our people could adversely impact our reputation and our business.

        We depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. We may experience negative publicity from time to time relating to our business and our people, regardless of whether the allegations are valid. Such negative publicity may adversely affect our business in a number of ways, including whether potential clients choose to engage us and our ability to attract and retain talent.

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

        In 2015, we earned approximately 20% of our revenues from our international operations. We intend to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

        Moelis & Company is controlled by Mr. Moelis, through his control of Moelis & Company Partner Holdings LP ("Partner Holdings"). Mr. Moelis' interests may differ from those of other stockholders. As of December 31, 2015, Mr. Moelis controls approximately 94% of the voting interest in Moelis & Company primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has a majority of the voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, he has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of Moelis & Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of Moelis & Company. Mr. Moelis' voting control could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Mr. Moelis over us, our agreements entered into with him prior to or in connection with our initial public offering may not have been negotiated on "arm's length" terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and share price.

        As a publicly traded company, we are now required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of Sarbanes-Oxley, which requires, beginning with the filing of our second annual report with the SEC, annual management assessments of the effectiveness of our internal control over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until we are no longer an emerging growth company. When applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

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

        The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S-3 Registration No. 333-203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 1, 2016, we had outstanding 20,347,196 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, holders of a significant amounts of Group LP Class A partnership units may elect to exchange their units and they may receive shares of our Class A common stock. Further, restrictions on sales of certain shares of Class A common stock by certain of our pre-IPO equityholders expired on April 22, 2015, and such shares are now eligible for resale from time to time, and employees who have received shares of Class A common stock upon settlement of restricted stock units are currently able to sell such shares, subject to any blackout periods we impose on employees and restrictions under the Securities Act of 1933, as amended (the "Securities Act"). On April 30, 2015, we entered into an agreement with Sumitomo Mitsui Banking Corporation ("SMBC"), our strategic alliance partner, to permit SMBC, subject to the terms of the Group LP limited partnership agreement, to exchange half of its Group LP Class A partnership units (1,280,054 units) into Moelis & Company Class A common stock on or after July 1, 2015 and the remaining 50% (1,280,053 units) on or after April 22, 2016. Existing Group LP Class A partnership unitholders (including certain Managing Directors) owned, as of March 1, 2016, an aggregate of 33,802,281 Class A partnership units. Our amended and restated certificate of incorporation allows the exchange of Class A partnership units in Group LP (other than those held by

us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Further, Partner Holdings held 31,227,596 shares of our Class B common stock, which will be convertible into 17,274 shares of our Class A common stock. Shares of Class A common stock (including those issuable upon exchange of Group LP partnership units) that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale from time to time, subject to certain contractual restrictions and to restrictions under the Securities Act.

        On June 8, 2015, the general partner of Group LP ("General Partner") completed the first redemption whereby certain holders of Group LP Class A partnership units elected to exchange on a one-for-one basis for our Class A common stock (an "Exchange") for a total issuance of 559,536 shares of Class A Common Stock. The General Partner has determined that the second Exchange will be on or about May 23, 2016, subject to the General Partner's discretion to postpone or cancel the redemption date. The number of units eligible for exchange on such date is up to 2,761,464 units, 2,560,107 of which are Group LP partnership units held by SMBC. Holders who elect to exchange may choose to sell or hold the Class A common stock. Units eligible for exchange exclude 31,013,699 units held by Managing Directors that they received as Managing Directors which units remain subject to lock-up provisions in three installments (which were equal installments at the time of our initial public offering) through each of the fourth, fifth and sixth anniversary of our initial public offering. The General Partner intends to establish redemption dates from time to time in the ordinary course in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates.

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

        On February 8, 2016, the Board of Directors of Moelis & Company declared a special dividend of $0.80 per share in addition to a regular quarterly dividend of $0.30 per share. The $1.10 per share was paid on March 4, 2016 to Class A common stockholders of record on February 19, 2016. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 3.    Legal Proceedings

        In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

        The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense. While there is an agreement in principle to settle the litigation, the Company cannot make assurances whether the parties will agree on the final terms of the settlement or whether the Court will approve the settlement even if final terms of the settlement are reached. In such event, the ultimate resolution could result in higher costs for the Company.

        In accordance with U.S. generally accepted accounting principles, the Company is required to reflect the settlement expense, which is a subsequent event, in its financial statements for the year ended December 31, 2015 because the settlement is related to litigation that existed at the balance sheet date of December 31, 2015 and the incurrence of the expense became probable and estimable prior to filing this Annual Report on Form 10-K for the fiscal year end December 31, 2015.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock is traded on the New York Stock Exchange under the symbol "MC." There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during fiscal 2015 and 2014.

	Year Ended December 31, 2015
	Sales Price
			Dividends per share of common stock
	High	Low
First quarter	$35.28	$29.74	$0.20
Second quarter	$30.53	$27.05	$0.20
Third quarter	$30.54	$25.98	$0.30
Fourth quarter	$30.69	$25.60	$0.30

	Year Ended December 31, 2014
	Sales Price
			Dividends per share of common stock
	High	Low
First quarter	N/A	N/A	N/A
Second quarter	$35.53	$25.95	$—
Third quarter	$36.29	$30.32	$0.20
Fourth quarter	$35.26	$30.12	$1.20

        Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company paid dividends of $0.20 per share until July 2015, when the quarterly dividend was increased to $0.30 per share. In the fourth quarter of 2014, a special dividend of $1.00 was declared and paid.

        As of March 1, 2016 there were approximately 134 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers.

Dividend Policy

        The Company paid cash dividends as represented in the table above. In addition to cash dividends, the Company generally pays dividend equivalents, in the form of unvested restricted stock units ("RSU"), concurrently with the payment of dividends to the holders of Class A common stock, on RSUs which are typically granted as part of annual incentive compensation and to new hires. The dividend equivalents have the same vesting and delivery terms as the underlying RSUs.

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

        The stock performance graph below compares the performance of an investment in our Class A common stock, from April 15, 2014 through December 31, 2015, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in our initial public offering of Class A common stock on April 15, 2014, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2015

        The following table sets forth information regarding the Company's purchases of its Class A common stock on a monthly basis during the fourth quarter of 2015. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31	20,911	$29.05	$—	$20.0 million
November 1 - November 30	—	—	—	20.0 million
December 1 - December 31	92	29.42	—	20.0 million

Total	21,003	$29.05	$—	$20.0 million

(1)
These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

        The selected historical financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 have been derived from our audited consolidated and combined financial statements included this Form 10-K.

        We derived the selected historical financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 amd 2011 from our audited consolidated and combined financial statements which are not included in this Form 10-K.

	Year Ended December 31,
($ in thousands, except per share data)	2015(1)	2014(2)	2013	2012	2011
Statement of Operations Data
Revenues	$551,863	$518,750	$411,386	$385,871	$268,024
Expenses:
Compensation and benefits	311,224	377,219	264,944	274,941	200,368
Non-compensation expenses	103,136	93,787	76,333	72,885	78,526

Total operating expenses	414,360	471,006	341,277	347,826	278,894
Operating income (loss)	137,503	47,744	70,109	38,045	(10,870)
Other income and expenses	2,085	736	(771)	333	245
Income (loss) from equity method investments	4,476	(2,185)	3,681	(658)	5,737

Income (loss) before income taxes	144,064	46,295	73,019	37,720	(4,888)
Provision for income taxes	23,847	13,740	2,794	2,498	3,642

Net income (loss)	$120,217	$32,555	$70,225	$35,222	$(8,530)

Net income (loss) attributable to noncontrolling interest	87,113	35,567

Net income (loss) attributable to Moelis & Company	$33,104	$(3,012)

Weighted-average shares of Class A common stock outstanding
Basic	20,021,652	15,911,819

Diluted	21,362,571	15,911,819

Net income (loss) attributable to holders of shares of Class A common stock per share
Basic	$1.65	$(0.19)

Diluted	$1.55	$(0.19)

Dividends declared per share of Class A common stock	$1.00	$1.40

Statement of Financial Condition Data (period end)
Total assets	$539,461	$464,249	$443,463	$402,668	$204,929
Total liabilities	282,043	289,864	134,093	142,560	92,754
Equity	257,418	174,385	309,370	260,108	112,175
Other Data and Metrics
Bankers at period-end	462	381	317	340	335
Managing Directors at period-end	105	94	86	80	76
Number of fee-paying clients	269	256	263	236	182
Number of fee-paying clients ≥ $1M	139	130	109	107	72
% of total revenue from top 10 transactions	25%	23%	23%	22%	34%

(1)
Results of operations for the year ended December 31, 2015 include approximately $5.8 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO.

(2)
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

        We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and Palo Alto in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

        As of December 31, 2015, we served our clients globally with 462 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

        For the year ended December 31, 2015, we earned revenues of $551.9 million, or an increase of 6% from the $518.8 million earned during the same period in 2014. This compares favorably with a 5% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

        In the current environment, we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances and relatively low interest rates), which remains unchanged from 2015, provides a solid foundation for M&A. Our conversations with clients remain robust and financing continues to be available, which may fuel continued growth in M&A. In addition, the dislocation in energy and other commodity-related sectors as well as in the emerging markets provides opportunity for restructuring and capital markets related activity in 2016.

Results of Operations

        The following is a discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013:

				Variance
	Year Ended December 31,
				2015 vs. 2014	2014 vs. 2013
($ in thousands)	2015	2014	2013
Revenues	$551,863	$518,750	$411,386	6%	26%
Expenses:
Compensation and benefits	311,224	377,219	264,944	–17%	42%
Non-compensation expenses	103,136	93,787	76,333	10%	23%

Total operating expenses	414,360	471,006	341,277	–12%	38%
Operating income (loss)	137,503	47,744	70,109	188%	–32%
Other income and (expenses)	2,085	736	(771)	183%	N/M
Income (loss) from equity method investments	4,476	(2,185)	3,681	N/M	N/M

Income (loss) before income taxes	144,064	46,295	73,019	211%	–37%
Provision for income taxes	23,847	13,740	2,794	74%	392%

Net income (loss)	$120,217	$32,555	$70,225	269%	–54%

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

  Year Ended December 31, 2015 versus 2014

        Revenues were $551.9 million for the year ended December 31, 2015 compared with $518.8 million for the same period in 2014, representing an increase of 6%. This compares favorably with a 5% decrease in the number of globally completed M&A transactions greater than $100 million in the same period.

        The number of clients we advised increased year-over-year from 256 clients in 2014 to 269 clients in 2015, and the number of clients who paid fees equal to or greater than $1 million increased from 130 clients in 2014 to 139 clients in 2015. In addition, U.S. revenues increased by 8% and non-U.S. revenues decreased by 1% compared with the prior year.

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

  Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

				Variance
	Year Ended December 31,
				2015 vs. 2014	2014 vs. 2013
($ in thousands)	2015	2014	2013
Expenses:
Compensation and benefits	$311,224	$377,219	$264,944	–17%	42%
% of revenues	56%	73%	64%
Non-compensation expenses	$103,136	$93,787	$76,333	10%	23%
% of revenues	19%	18%	19%

Total operating expenses	$414,360	$471,006	$341,277	–12%	38%
% of revenues	75%	91%	83%
Income (loss) before income taxes	$144,064	$46,295	$73,019	211%	–37%
% of revenues	26%	9%	18%

        Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses, and headcount is the primary driver of the level of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the consolidated and combined statements of operations, net of any expenses reimbursed by clients.

        Our operating expenses (both compensation and non-compensation expenses) for the year ended December 31, 2014 were impacted by the significant reorganization and IPO related expenses as described above in "Reorganization and Initial Public Offering."

  Year Ended December 31, 2015 versus 2014

        Operating expenses were $414.4 million for the year ended December 31, 2015 and represented 75% of revenues, compared with $471.0 million for the same period in 2014 which represented 91% of revenues. Our income before income taxes increased from income of $46.3 million for the year ended December 31, 2014 to income of $144.1 million for the same period in 2015.

        The decrease in operating expenses in 2015 is due primarily to the impact of approximately $112.4 million of expense relating to the reorganization and IPO in 2014, partially offset by higher compensation and benefits expense associated with increased headcount in 2015.

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

  Year Ended December 31, 2015 versus 2014

        For the year ended December 31, 2015, compensation-related expenses of $311.2 million represented 56% of revenues, compared with $377.2 million of compensation-related expenses which represented 73% of revenues in the prior year. The decrease in expenses primarily relates to $106.2 million of compensation expense associated with the reorganization and IPO that occurred during 2014 and a lower discretionary bonus accrual in 2015.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $190.1 million and $245.2 million for the years ended December 31, 2015 and 2014, respectively. The decrease in fixed compensation costs relates to the acceleration of equity compensation expense associated with the IPO that occurred in April 2014. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $121.1 million and $132.0 million for the years ended December 31, 2015 and 2014, respectively. The decrease in discretionary cash bonus expense is primarily related to increased fixed compensation costs (excluding amounts associated with the IPO accelerated vesting) due to higher headcount.

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

        Historically, our non-compensation expenses, particularly occupancy, communication, technology and information services and travel costs associated with business development, have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients' evolving needs. In addition, we will experience increased non-compensation expenses in connection with having become a public company.

  Year Ended December 31, 2015 versus 2014

        Non-compensation expenses were $103.1 million in the year ended December 31, 2015, representing 19% of revenues, up from $93.8 million, or 18% in the prior year. The dollar increase in non-compensation expenses was primarily driven by increased occupancy, professional fees, communication, technology and information services expenses and other expenses, reflecting increased headcount and activity. Non-compensation expenses in 2014 were also impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

  Year Ended December 31, 2014 versus 2013

        Non-compensation expenses were $93.8 million in the year ended December 31, 2014, representing 18% of revenues, up from $76.3 million, or 19% in the prior year. The increase in non-compensation expenses was primarily driven by increased travel expenses, professional fees and communication, technology and information services, reflecting a more active business and recruiting environment. Non-compensation expenses in 2014 were also impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in "Reorganization and Initial Public Offering."

Income (Loss) From Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities, but has the ability to exercise significant influence. The amounts recorded on the consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

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

  Year Ended December 31, 2015 versus 2014

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.3 million and a loss of $2.2 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Australian JV's revenues had a nominal increase when compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 14% during the year ended December 31, 2015 when compared with the same period in 2014.

  Year Ended December 31, 2014 versus 2013

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was a loss of $2.2 million and income of $3.7 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Australian JV's revenues decreased 25% when compared with the same period in 2013. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses increased 4% during the year ended December 31, 2014 when compared with the same period in 2013.

  Other Equity Method Investment

        In June 2014, the Company made an investment into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its consolidated and combined financial statements. Income (loss) from equity method investments related to our investment in this entity was $4.2 million and $0 for the years ended December 31, 2015 and 2014, respectively.

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

  Years Ended December 31, 2015, 2014 and 2013

        During the year ended December 31, 2015, the provision for income taxes was $23.8 million on income before taxes of $144.1 million, which reflected an effective tax rate of 17%. The income tax provision reflects the Company's consolidated tax which included certain foreign, state and local income tax that Group LP was subject to as well as the income tax for Moelis & Company at the prevailing corporate income tax rate with respect to its allocable share of earnings from Group LP.

        During the year ended December 31, 2014, the provision for income taxes was $13.7 million on income before taxes of $46.3 million, which reflected an effective tax rate of 30%. The consolidated effective tax rate for the period primarily reflected the effect of certain nondeductible expenses related to the vesting of Class A partnership units in Group LP in connection with the Company's reorganization and IPO in April 2014, and only a portion of Group LP's earnings relating to the post-IPO period was subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate.

        During the year ended December 31, 2013, the provision for income taxes was $2.8 million, which reflected an effective tax rate of 4%. The income tax provision primarily reflected certain foreign, state and local income tax that Group LP was subject to. None of the earnings for the period was subject to corporate income tax for U.S. federal, state and local tax purposes.

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

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2015 and December 31, 2014, the Company had cash equivalents of $178.9 million and $128.7 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of December 31, 2015 and December 31, 2014, the Company had cash of $69.1 million and $69.2 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation ("FDIC") and U.K. Financial Services Compensation Scheme ("FSCS") coverage limits.

        In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our consolidated and combined statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2015 and December 31, 2014, the Company held $38.0 million and $40.0 million of U.S. treasury bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of December 31, 2015 and 2014 accounts receivable were $28.9 million and $23.0 million, respectively, net of allowances of $1.1 million and $1.6 million, respectively.

        To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2015, the Company had no borrowings under the credit facility.

        As of December 31, 2015, the Company's available credit under this facility was $31.4 million as a result of the issuance of an aggregate amount of $8.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On February 8, 2016, the Board of Directors of Moelis & Company declared a special dividend of $0.80 per share in addition to a regular quarterly dividend of $0.30 per share. The $1.10 per share was paid on March 4, 2016 to Class A common stockholders of record on February 19, 2016. During the year ended December 31, 2015, the Company paid aggregate dividends of $1.00 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 13 of the consolidated and combined financial statements as of December 31, 2015 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Tax Receivable Agreement

        In connection with the IPO in April 2014, we entered into a tax receivable agreement with our eligible Managing Directors that provides for the payment to eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (a) the increases in tax basis attributable to exchanges by our eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of income tax cash savings, if any, that we realize.

        In connection with the IPO in April 2014, the Company made a one-time cash distribution to certain partners of Old Holdings which is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This transaction resulted in an estimated deferred tax asset of which approximately $60.9 million is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51.8 million) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Old Holdings over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

        In connection with the secondary offering in November 2014, the Company acquired Class A partnership units in Group LP from certain partners of Group LP. This transaction resulted in an estimated deferred tax asset of which approximately $80.1 million is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to the tax receivable agreement, 85% (or $68.1 million) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Group LP over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

        In connection with the exchange of Class A partnership units in Group LP for Class A common stock in June 2015 and other small exchanges during the second half of 2015, the Company recorded an estimated deferred tax asset as a result of the increase in the tax basis of Group LP's assets attributable to the exchanges. Of this deferred tax asset, $2.0 million is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $1.7 million) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

        For purposes of the tax receivable agreement, income tax cash savings will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had we not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement.

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

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$120,217	$32,555	$70,225
Non-cash charges	46,839	128,141	52,562
Other operating activities	(24,754)	48,215	(5,130)

Total operating activities	142,302	208,911	117,657
Investing Activities	(1,740)	18,539	71,668
Financing Activities	(89,740)	(329,155)	(73,503)
Effect of exchange rate changes	(744)	(3,375)	1,579

Net increase (decrease) in cash	50,078	(105,080)	117,401
Cash and cash equivalents, beginning of period	197,944	303,024	185,623

Cash and cash equivalents, end of period	$248,022	$197,944	$303,024

  Year Ended December 31, 2015

        Cash and cash equivalents were $248.0 million at December 31, 2015, an increase of $50.1 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net inflow of $142.3 million primarily attributable to net income and the impact of non-cash equity-based compensation charges on net income. Investing activities resulted in a net outflow of $1.7 million primarily attributable to the purchase of fixed assets, offset by net proceeds from sales of investments. Financing activities resulted in a net outflow of $89.7 million primarily related to dividends and distributions to shareholders and partners.

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

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of December 31, 2015:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$81,904	$15,868	$31,554	$24,231	$10,251
Tax Receivable Agreement	120,334	5,064	10,812	12,092	92,366

Total	$202,238	$20,932	$42,366	$36,323	$102,617

        As of December 31, 2015, the Company has a total payable of $120.3 million under the amount due pursuant to tax receivable agreement in the consolidated and combined financial statements which represents management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. As of December 31, 2015, payments of approximately $1.6 million under the tax receivable agreement were made in the fourth quarter of 2015.

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

  Risks Related to Cash and Short-Term Investments

        Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills and government securities money market funds. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS and coverage limits. In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the consolidated and combined statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2015, 2014 and 2013, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the combined statements of comprehensive income was a gain of $0.1 million, a loss of $2.6 million and a gain of $0.8 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

Critical Accounting Policies

        We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment.

        The preparation of consolidated and combined financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.

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

Revenue and Expense Recognition

        The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees and retainers are recognized over the estimated period during which the related services are to be performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the consolidated and combined financial statements, net of client reimbursements.

Accounts Receivable and Allowance for Doubtful Accounts

        The accompanying consolidated and combined statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

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

Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities, but has the ability to exercise significant influence. The amounts recorded on the consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

Income Taxes

        Prior to the Company's reorganization and IPO in April 2014, the Company had been primarily subject to the New York City UBT and certain other foreign, state and local taxes as applicable. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the consolidated and combined statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2015, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, no such amounts were recorded.

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

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Moelis & Company and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Because we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Moelis & Company
New York, New York

        We have audited the accompanying consolidated and combined statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Moelis & Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 14, 2016

Moelis & Company

Consolidated and Combined Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$248,022	$197,944
Restricted cash	819	833
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,149 and $1,552 as of December 31, 2015 and December 31, 2014, respectively	28,937	22,987
Other receivables	10,333	4,907

Total receivables	39,270	27,894
Deferred compensation	9,040	5,652
Investments at fair value (cost basis $38,628 and $39,999 as of December 31, 2015 and December 31, 2014, respectively)	38,624	39,997
Equity method investments	17,459	17,416
Equipment and leasehold improvements, net	8,698	7,338
Deferred tax asset	165,505	160,137
Prepaid expenses and other assets	12,024	7,038

Total assets	$539,461	$464,249

Liabilities and Equity
Compensation payable	$124,233	$135,920
Accounts payable and accrued expenses	21,203	19,888
Amount due pursuant to tax receivable agreement	120,334	119,738
Deferred revenue	7,003	5,152
Other liabilities	9,270	9,166

Total liabilities	282,043	289,864

Commitments and Contingencies (See Note 14)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,536,740 issued and 20,273,118 outstanding at December 31, 2015; 1,000,000,000 authorized, 19,770,893 issued and outstanding at December 31, 2014)	205	198
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,229,236 issued and outstanding at December 31, 2015; 1,000,000,000 authorized, 31,621,542 issued and outstanding at December 31, 2014)	312	316
Treasury stock, at cost; 263,622 and 0 shares as of December 31, 2015 and December 31, 2014, respectively	(7,616)	—
Additional paid-in-capital	190,703	136,896
Retained earnings (accumulated deficit)	(15,338)	(24,118)
Accumulated other comprehensive income (loss)	108	85

Total Moelis & Company equity	168,374	113,377
Noncontrolling interests	89,044	61,008

Total equity	257,418	174,385

Total liabilities and equity	$539,461	$464,249

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$551,863	$518,750	$411,386
Expenses
Compensation and benefits	311,224	377,219	264,944
Occupancy	15,063	13,638	13,902
Professional fees	20,911	19,177	13,281
Communication, technology and information services	18,263	15,841	13,819
Travel and related expenses	24,329	25,338	18,153
Depreciation and amortization	2,635	2,268	2,296
Other expenses	21,935	17,525	14,882

Total expenses	414,360	471,006	341,277

Operating income (loss)	137,503	47,744	70,109
Other income and (expenses)	2,085	736	(771)
Income (loss) from equity method investments	4,476	(2,185)	3,681

Income (loss) before income taxes	144,064	46,295	73,019
Provision for income taxes	23,847	13,740	2,794

Net income (loss)	120,217	32,555	$70,225

Net income (loss) attributable to noncontrolling interests	87,113	35,567

Net income (loss) attributable to Moelis & Company	$33,104	$(3,012)

Weighted-average shares of Class A common stock outstanding
Basic	20,021,652	15,911,819

Diluted	21,362,571	15,911,819

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.65	$(0.19)

Diluted	$1.55	$(0.19)

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$120,217	$32,555	$70,225
Foreign currency translation adjustment, net of tax	99	(2,637)	763

Other comprehensive income (loss)	99	(2,637)	763

Comprehensive income (loss)	120,316	29,918	70,988

Less: Comprehensive income attributable to noncontrolling interests	87,189	33,771

Comprehensive income (loss) attributable to Moelis & Company	$33,127	$(3,853)

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$120,217	$32,555	$70,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,213	1,450	1,564
Depreciation and amortization	2,635	2,268	2,296
(Income) loss from equity method investments	(4,476)	2,185	(3,681)
Equity-based compensation	46,131	119,756	49,359
Deferred tax provision	796	(753)	261
Other	540	3,235	2,763
Changes in assets and liabilities:
Accounts receivable	(7,993)	4,604	5,805
Other receivables	(5,448)	371	1,175
Prepaid expenses and other assets	(5,166)	1,990	(7,403)
Deferred compensation	(3,420)	(2,456)	2,811
Compensation payable	(10,618)	33,601	(16,728)
Accounts payable and accrued expenses	1,751	11,103	238
Deferred revenue	1,855	(1,682)	4,179
Dividends received	4,415	—	2,375
Other liabilities	(130)	684	2,418

Net cash provided by (used in) operating activities	142,302	208,911	117,657

Cash flows from investing activities
Purchase of investments	(157,981)	(130,994)	(145,230)
Proceeds from sales of investments	160,001	157,235	218,142
Return of capital from equity method investments	254	—	—
Investment in equity method investments	—	(4,445)	—
Note payments received from employees	—	831	383
Notes issued to employees	—	(119)	—
Purchase of equipment and leasehold improvements	(3,996)	(3,888)	(1,623)
Change in restricted cash	(18)	(81)	(4)

Net cash provided by (used in) investing activities	(1,740)	18,539	71,668

Cash flows from financing activities
Dividends and distributions	(80,909)	(123,223)	(40,130)
Purchase of treasury stock	(7,616)	—	—
Payments under tax receivable agreement	(1,587)	—	—
Excess tax benefits from equity-based compensation	462	—	—
Class A partnership units and other equity purchased	(90)	—	—
Pre-offering distribution to partners	—	(195,017)	—
IPO related proceeds (net of $10,316 of offering costs)	—	163,682	—
Dividend distributions to Parent for partners	—	—	(35,389)
Distributions of IPO proceeds to partners	—	(139,429)	—
Other cash contributions from (distributions to) Parent	—	(34,730)	2,016
Cash proceeds from issuance of Class B common stock	—	500	—
Other	—	(938)	—

Net cash provided by (used in) financing activities	(89,740)	(329,155)	(73,503)

Effect of exchange rate fluctuations on cash and cash equivalents	(744)	(3,375)	1,579
Net increase (decrease) in cash and cash equivalents	50,078	(105,080)	117,401
Cash and cash equivalents, beginning of period	197,944	303,024	185,623

Cash and cash equivalents, end of period	$248,022	$197,944	$303,024

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$26,000	$5,649	$1,422
Other non-cash activity
Class A Partnership Units or other equity converted into Class A Common Stock	$4,726	$—	$—
Dividend equivalents issued	$4,130	$—	$—
Forfeiture of fully-vested Group LP units	$1,075	$—	$—
Non-cash settlement of accounts receivable	$635	$—	$2,828
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$—	$10,854	$—
Increase in deferred tax assets resulting from Secondary Offering, net of amounts payable under tax receivable agreement	$—	$20,711	$—
Capitalized offering costs paid in prior or subsequent period	$—	$1,575	$—
Tax benefit related to settlement of appreciation units	$—	$4,308	$—
Establishment of deferred tax asset related to reorganization	$—	$3,261	$—
Increase in deferred tax asset related to IPO	$—	$1,302	$—
Other non-cash distributions	$—	$1,560	$—
Non-cash contribution from Parent	$—	$—	$757

See notes to the consolidated and combined financial statements.

Moelis & Company
Consolidated and Combined Statements of Changes in Equity
(dollars in thousands, except per share amounts)

	Shares
								Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital		Parent Company Investment		Noncontrolling Interests	Total Equity
Balance as of January 1, 2013	—	—	—	$—	$—	$—	$—	$—	$259,945	$163	$—	260,108
Net income (loss)	—	—	—	—	—	—	—	—	70,225	—	—	70,225
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(73,503)	—	—	(73,503)
Equity-based compensation	—	—	—	—	—	—	—	—	48,539	—	—	48,539
Equity-based contributions to joint venture and global advisory board	—	—	—	—	—	—	—	—	2,481	—	—	2,481
Other comprehensive income	—	—	—	—	—	—	—	—	—	763	—	763
Other non-cash contributions	—	—	—	—	—	—	—	—	757	—	—	757

Balance as of December 31, 2013	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370

Balance as of January 1, 2014	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	—	29,768	—	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(80,983)	—	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	—	13,834	—	—	13,834
Equity-based contributions to joint venture and Parent's advisory board	—	—	—	—	—	—	—	—	1,223	—	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	—	(195,017)	—	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	—	(1,105)	—	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	—	77	—	—	12,475	—	(76,164)	—	63,612	—
Issuance of Class B common stock	—	36,158,698	—	—	362	—	138	—	—	—	—	500

Balance post-reorganization	7,699,851	36,158,698	—	77	362	—	15,874	—	—	927	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	—	75	—	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	—	—	(3,012)	—	—	5,799	2,787
Distributions of IPO proceeds to partners	—	—	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Dividends ($1.40 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	3,115	(21,106)	—	—	(58,242)	(76,233)
Equity-based compensation	76,722	—	—	1	—	—	39,156	—	—	—	66,765	105,922
Equity-based compensation to joint venture and global advisory board	—	—	—	—	—	—	5,849	—	—	—	123	5,972
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	—	—	4,308	—	—	—	—	4,308
Issuance of Class A common stock and acquisitions of Class A partnership units in connection with secondary offering	4,511,058	(4,507,453)	—	45	(45)	—	33,723	—	—	—	(13,012)	20,711
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(842)	(1,796)	(2,638)
Other	(180)	(29,703)	—	—	(1)	—	112	—	—	—	(2,241)	(2,130)

Balance as of December 31, 2014	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	$174,385

Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	33,104	—	—	87,113	120,217
Equity-based compensation	134,228	(5,412)	—	1	—	—	42,400	—	—	—	3,730	46,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	23	76	99
Dividends ($1.00 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,130	(24,324)	—	—	(60,715)	(80,909)
Treasury stock purchases	—	—	(263,622)	—	—	(7,616)	—	—	—	—	—	(7,616)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	631,619	(343,857)	—	6	(4)	—	5,727	—	—	—	(1,093)	4,636
Net excess tax benefit from equity-based compensation	—	—	—	—	—	—	428	—	—	—	—	428
Other	—	(43,037)	—	—	—	—	1,122	—	—	—	(1,075)	47

Balance as of December 31, 2015	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$—	$108	$89,044	$257,418

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

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

    •
    Moelis & Company Asia Limited ("Moelis Asia"), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through Hong Kong Moelis & Company Asia Limited Beijing Representative Office, as well as having a wholly-owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.

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

        As of December 31, 2015, the Company had cash equivalents of $178,872 (December 31, 2014: $128,739) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of December 31, 2015, the Company had cash of $69,150 (December 31, 2014: $69,205) maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

        Restricted Cash—As of December 31, 2015, the Company held cash of $819 (December 31, 2014: $833) in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

        Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the consolidated and combined financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

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

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $13,678, $9,990 and $10,652 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2015, 2014 and 2013, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, no such amounts were recorded.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2015-14 will have on its consolidated and combined financial statements.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items under U.S. GAAP. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2015, with early adoption permitted. The amendments may also be applied retrospectively to all prior periods in the financial statements. The adoption of ASU 2015-01 will not have a material impact on the Company's consolidated and combined financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02") to provide consolidation guidance for limited partnerships, limited liability companies and securitization structures. In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 will not have a material impact on the Company's consolidated and combined financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on its consolidated and combined financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated and combined financial statements.

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

        In connection with the reorganization and IPO described above, several transactions took place which impacted the Company's consolidated and combined financial statements as of, and for the year ended, December 31, 2014, which included the following:

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

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

4. BUSINESS CHANGES AND DEVELOPMENTS (Continued)

  •
  The purchase by Moelis & Company of Class A partnership units directly from Group LP with the proceeds of the IPO. The proceeds received related to the issuance of Class A common stock in connection with the IPO is recorded net of underwriting discounts, commissions and offering expenses. Net cash received of $163,682 during the year ended December 31, 2014 is reflected within financing activities in the consolidated and combined statements of cash flows. Net proceeds recorded in the consolidated and combined statements of changes in equity of $162,107 during the period ended December 31, 2014, adjusts for IPO related expenses paid during 2013 and any accruals remaining as of December 31, 2014;

  •
  The one-time cash distribution of $139,429 by Group LP to the partners of Old Holdings of a portion of the proceeds arising from the sale of Class A partnership units to Moelis & Company is reflected within financing activities in the consolidated and combined statements of cash flows and in the consolidated and combined statements of changes in equity;

  •
  The tax impact associated with the one-time cash distribution to certain partners of Old Holdings is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This transaction resulted in a deferred tax asset of which approximately $60,946 is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,804) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Old Holdings over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

  •
  Expenses related to the reorganization and IPO recorded in the consolidated and combined statements of operations for the year ended December 31, 2014 included the following:

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

        This transaction is treated for U.S. federal income tax purposes as an acquisition of Class A partnership units in Group LP from certain partners of Group LP, which resulted in a deferred tax asset of which approximately $80,117 is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to the tax receivable agreement, 85% (or $68,099) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Group LP over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

        For the years ended December 31, 2015, 2014 and 2013, income of $308, a loss of $2,185 and income of $3,681 was recorded on this investment, respectively.

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its consolidated and combined financial statements. For the years ended December 31, 2015 and 2014, $4,168 and $0 of income was recorded on this investment, respectively.

        During the years ended December 31, 2015 and 2014, the Company received cash distributions from this entity in the amounts of $4,669 and $0, respectively.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	December 31, 2015	December 31, 2014
Office equipment	$11,193	$9,387
Furniture and fixtures	2,916	2,258
Leasehold improvements	7,073	5,931

Total	21,182	17,576
Less accumulated depreciation and amortization	(12,484)	(10,238)

Equipment and leasehold improvements, net	$8,698	$7,338

        Depreciation and amortization expenses for fixed assets totaled $2,635, $2,226 and $2,128 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

        The estimated fair values of government securities money markets and U.S. Treasury Bills as of December 31, 2015 and 2014 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company's fair value hierarchy.

        During the year ended December 31, 2015, the Company received convertible notes as compensation for its services. These convertible notes do not have readily determinable market values and are categorized accordingly as level 3. The fair value of the convertible notes as of December 31, 2015, was recorded at the initial transaction price and their value was based upon other private-market transactions for convertible notes with identical terms.

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$100,996	$71,998	$28,998	$—
Government securities money market	77,876	—	77,876	—
Investments
U.S. treasury bills	37,989	19,990	17,999	—
Convertible notes	635	—	—	635

Total financial assets	$217,496	$91,988	$124,873	$635

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

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company's investments classified as Level 3 are as follows for the years ended December 31, 2015 and 2014.

Convertible notes
January 1, 2015	$—
Non-cash settlement of customer receivable	635

December 31, 2015	$635

Unrealized gains (losses) related to investment still held as of December 31, 2015	$—

Common Stock
January 1, 2014	$1,904
Non-cash settlement of customer receivable	1,000
Distribution to Parent	(2,904)

December 31, 2014	$—

Unrealized gains (losses) related to investment still held as of December 31, 2014	$—

        There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2015 and 2014.

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

8. INCOME TAXES

        The following table presents the U.S. and non-U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2015	2014	2013
U.S.	$140,477	$69,734	$88,395
Non-U.S.	3,587	(23,439)	(15,376)

Income (loss) before income taxes	$144,064	$46,295	$73,019

        The current and deferred components of the income tax provision for the years ended December 31, 2015, 2014, and 2013 are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Current income taxes:
Federal	$14,483	$8,242	$—
State and Local	4,254	3,759	2,533
Foreign	4,314	2,492	—

	$23,051	$14,493	$2,533
Deferred income taxes:
Federal	$774	$(688)	$—
State and Local	(29)	164	187
Foreign	51	(229)	74

Total	$23,847	$13,740	$2,794

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

8. INCOME TAXES (Continued)

        The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2015	2014	2013
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to state and local taxes	2.2%	7.5%	3.7%
Rate benefit as a U.S. limited partnership/flow through	–22.1%	–29.9%	–35.0%
Non-deductible expenses*	0.3%	12.2%	0.0%
Foreign taxes	1.8%	4.9%	0.1%
Other	–0.6%	—	—

Effective income tax rate	16.6%	29.7%	3.8%

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

	For the Year Ended December 31,
	2015	2014
Net operating loss	$9,043	$6,143
Step-up in tax basis in
Group LP assets	149,605	149,760
Deferred Compensation	10,064	5,433
Accrued expenses and other	5,965	5,261

	174,677	166,597
Valuation allowance on NOL and other	(9,172)	(6,460)

Net deferred tax asset	$165,505	$160,137

        As of December 31, 2015, the Company had accumulated net foreign operating loss carryforwards related to our international operations of approximately $35,846 for which we have recorded a deferred tax asset of $9,043. Approximately $31,195 of the operating losses (or $7,479 of the deferred tax asset) has an indefinite life and $4,650 of the operating losses (or $1,564 of the deferred tax asset) will expire on dates between 2019 and 2023. At December 31, 2015, the Company's management concluded that a valuation allowance should be established with regard to the tax benefits associated with foreign net operating losses, as it is more likely than not that these losses will not be fully utilized in future years.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

8. INCOME TAXES (Continued)

        U.S. income and foreign withholding taxes are not provided for on the undistributed earnings of foreign subsidiaries that are essentially permanent in nature. There were no significant untaxed foreign earnings at December 31, 2015, 2014 and 2013.

        The Company is subject to taxation in certain U.S., state, local, and foreign jurisdictions. As of December 31, 2015, the Company's tax years for 2014, 2013, and 2012 are subject to examination by the tax authorities. As of December 31, 2015, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

        The Company has no unrecognized tax benefits for the periods ended December 31, 2015, 2014 and 2013.

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

        The Company recorded an increase in the net deferred tax asset of $5,368 for the year ended December 31, 2015, which was primarily attributable to an increase in deferred compensation. The changes in deferred tax assets also reflects the net effect of an increase in the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock coupled with the depreciation and amortization of such assets during the year. Approximately $1,975 of the deferred tax asset related to the step-up in tax basis is attributable to exchanges executed in 2015 by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $1,679) of the tax benefits associated with this deferred tax asset are payable to such exchanging partners over 15 years following these transactions and is recorded as amount due pursuant to tax receivable agreement in the consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

9. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the year ended December 31, 2015 and 2014 are presented below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2015		2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$33,104		$(3,012)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$33,104		$(3,012)

Denominator:
Weighted average shares of Class A common stock outstanding—basic	20,021,652		15,911,819
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)	(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	1,340,919	(b)	(b )

Weighted average shares of Class A common stock outstanding—diluted	21,362,571		15,911,819

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.65		$(0.19)

Diluted	$1.55		$(0.19)

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 55,481,167 and 54,250,854 for the years ended December 31, 2015 and 2014, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

9. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2015 and 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the years ended December 31, 2015 and 2014, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the years ended December 31, 2015 and 2014, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 1,380 and 2,315,512 units, respectively. Antidilution in the prior year is the result of the Company producing a loss for the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 3,296,906. No options were excluded from this calculation for the year ended December 31, 2015.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of December 31, 2015, partners held 33,803,921 Group LP partnership units, 636,996 of which were unvested and will continue to vest over their service life.

        In relation to the vesting of units, the Company recognized compensation expenses of $3,730, $101,895 and $48,539 for the years ended December 31, 2015, 2014 and 2013, respectively. As of

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

10. EQUITY-BASED COMPENSATION (Continued)

December 31, 2015, there was $6,067 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 2.2 years, using the graded vesting method.

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

        In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of December 31, 2015, approximately $20 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company has issued 2,906,452 RSUs in 2015 which generally vest over a service life of four to five years. For the years ended December 31, 2015 and 2014, the Company recognized expenses of $38,295 and $12,742 respectively, in relation to the vesting of RSUs.

        The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2015 and 2014.

	Restricted Stock & RSUs
	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1,	2,473,624	$25.86	—	$—
Granted	2,906,452	31.24	2,564,616	25.87
Forfeited	(81,560)	28.90	(70,334)	25.48
Vested	(175,035)	29.44	(20,658)	28.62

Unvested Balance at December 31,	5,123,481	$28.67	2,473,624	$25.86

        As of December 31, 2015, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $82,252. The Company assumes a forfeiture rate of 3% annually based on

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

10. EQUITY-BASED COMPENSATION (Continued)

expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at December 31, 2015 is 2.5 years.

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

        The following table summarizes activity related to stock options for the year ended December 31, 2015 and 2014.

	Stock Options Outstanding
	2015		2014
	Number Outstanding	Weighted-Average Exercise Price Per Share	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1,	3,296,906	$24.00	—	$—
Grants	—	—	3,501,881	24.00
Exercises	(3,500)	24.00	—	—
Forfeiture or expirations	(212,203)	24.00	(204,975)	24.00

Outstanding at December 31,	3,081,203	$24.00	3,296,906	$24.00

        For the years ended December 31, 2015 and 2014, the Company recognized expenses of $4,106 and $3,109, respectively, in relation to these stock options. As of December 31, 2015, the total compensation expense related to unvested stock options not yet recognized was $11,050. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

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

        As of December 31, 2015, 20,536,740 shares of Class A common stock were issued and 20,273,118 shares were outstanding. As of December 31, 2014, 19,770,893 shares of Class A common stock were issued and outstanding, due primarily to the IPO and secondary offering transactions described above.

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

        As of December 31, 2015 and 2014, 31,229,236 and 31,621,542 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and secondary offering transactions described above.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

11. STOCKHOLDERS EQUITY (Continued)

Treasury Stock

        During the year ended December 31, 2015, the Company repurchased 263,622 shares pursuant to the Company's share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $7,616 in the treasury stock balance on the Company's consolidated and combined statement of financial condition as of December 31, 2015.

Noncontrolling Interests

        In connection with the Company's reorganization, Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of December 31, 2015 and 2014, partners held 33,803,921 and 34,479,961 Group LP partnership units, respectively, representing a 63% and 64% noncontrolling interest in Moelis & Company, respectively.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,273,118 shares of Class A common stock outstanding at December 31, 2015 represents the controlling interest.

12. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). Manager was obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company's business. To the extent the Company utilized the aircraft for business; the Company was obligated to incur such expenses. During the period from January 1, 2014 through the date of the IPO in April 2014, the Company recorded expense of $401 for use of the aircraft. During the year ended December 31, 2013, the Company recorded expense of $2,270 for use of the aircraft.

        In connection with the restructuring and IPO, Manager could no longer operate the aircraft for use in the Company's business and as a result, the arrangement under which the plane was provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft was used by the Company pursuant to a ten-year dry lease with Manager, the terms of which were comparable to the market rates of leasing from an independent third party. For the year ended December 31, 2014, the Company incurred $280 in lease costs to be paid to manager, respectively. Consistent with such dry lease arrangement, the Company was obligated to bear all the costs of operating the aircraft. While the primary use of the aircraft was for business purposes, because of the benefit afforded to the Company in terms of security and productivity while traveling for personal reasons, the Company entered into a timesharing agreement with Mr. Moelis to allow him to use the aircraft for personal use. Under such timesharing agreement, Mr. Moelis was required to reimburse the Company for the maximum amount of reimbursement allowed by applicable Federal Aviation Administration rules. Such amounts are included in prepaid expenses and other assets on the

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

12. RELATED-PARTY TRANSACTIONS (Continued)

consolidated and combined statements of financial condition. During the third quarter of fiscal 2014, Manager sold the aircraft and the ten-year dry lease was terminated.

        On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the years ended December 31, 2015 and 2014, the Company incurred $1,248 and $337 in aircraft lease costs to be paid to Manager, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of December 31, 2015, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2014: $119). Any outstanding balances are reflected in other receivables on the consolidated and combined statements of financial condition. The notes held as of December 31, 2015 and 2014 bear a fixed interest rate of 4.00%. During the years ended December 31, 2015, 2014 and 2013, the Company received $0, $831 and $383, respectively, of principal repayments and recognized interest income of $5 and $6, respectively, on such notes, which is included in other income and expenses on the consolidated and combined statements of operations.

        Expense Allocations—Prior to the Company's IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company's headcount to that of the Parent. For the years ended December 31, 2014 and 2013, $2,316 and $9,477 of occupancy expenses have been allocated to the Company, respectively, based on the proportion of the Company's headcount to that of the Parent. For the years ended December 31, 2014 and 2013, $2,745 and $9,793 of communication, technology and information services expense have been allocated to the Company, respectively, based on a combination of relative usage and the proportion of the Company's headcount to that of the Parent. All other expenses were specifically identifiable to the Company.

        Management believes the assumptions and allocations underlying the consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $1,698 for the year ended December 31, 2015, and $1,424 for the year-to-date post-IPO period ended December 31, 2014. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of December 31, 2015 and 2014 the Company had balances due from Moelis Asset Management LP of $3 and $79, respectively.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

12. RELATED-PARTY TRANSACTIONS (Continued)

        Joint Venture—As of December 31, 2015 and 2014, the Company had a net balance due to the Australian JV of $167 and a net balance due from the Australian JV of $945, respectively, which are reflected in other receivables on the consolidated and combined statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the consolidated and combined financial statements. For the year ended December 31, 2015 and 2014, income of $4,168 and $0 was recorded on this investment, respectively.

        During the years ended December 31, 2015 and 2014, the Company received cash distributions from this entity in the amounts of $4,669 and $0, respectively.

        Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $5,780, $5,829 and $450 for the years ended December 31, 2015, 2014 and 2013, respectively.

13. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2015, Moelis U.S. had net capital of $41,373, which was $41,123 in excess of its required net capital. At December 31, 2014, Moelis U.S. had net capital of $80,270 which was $80,020 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At December 31, 2015, the aggregate regulatory net capital of Moelis UK was $17,586 which exceeded the minimum requirement by $17,531. At December 31, 2014, the aggregate regulatory net capital of Moelis UK was $22,980, which exceeded the minimum requirement by $22,919.

14. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of December 31, 2015, the commitment amount was $40,000.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2015 and 2014, the Company had no borrowings under the credit facility.

        As of December 31, 2015, the Company's available credit under this facility was $31,367 as a result of the issuance of an aggregate amount of $8,633 of various standby letters of credit, which were

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

14. COMMITMENTS AND CONTINGENCIES (Continued)

required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $12,942, $10,769 and $11,247 for the years ended December 31, 2015, 2014 and 2013, respectively.

        The future minimum rental payments required under the operating leases in place at December 31, 2015 are as follows:

Fiscal year ended	Amount
2016	$15,868
2017	15,811
2018	15,743
2019	15,753
2020	8,478
Thereafter	10,251

Total	$81,904

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

        Legal—In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

14. COMMITMENTS AND CONTINGENCIES (Continued)

investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

        The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense. While there is an agreement in principle to settle the litigation, the Company cannot make assurances whether the parties will agree on the final terms of the settlement or whether the Court will approve the settlement even if final terms of the settlement are reached. In such event, the ultimate resolution could result in higher costs for the Company.

        In accordance with U.S. generally accepted accounting principles, the Company is required to reflect the settlement expense, which is a subsequent event, in its financial statements for the year ended December 31, 2015 because the settlement is related to litigation that existed at the balance sheet date of December 31, 2015 and the incurrence of the expense became probable and estimable prior to filing this Annual Report on Form 10-K for the fiscal year end December 31, 2015.

15. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for years ended December 31, 2015, 2014 and 2013, in the amounts of $1,779, $1,525 and $1,324, respectively.

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

Moelis & Company

Notes to the Consolidated and Combined Financial Statements (Continued)

(dollars in thousands)

16. BUSINESS INFORMATION (Continued)

        There were no clients that accounted for more than 10% of revenues for the years ended December 31, 2015, 2014 and 2013. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$443,998	$409,935	$331,743
Europe	88,063	89,797	68,743
Rest of World	19,802	19,018	10,900

Total	$551,863	$518,750	$411,386

	December 31, 2015	December 31, 2014
Assets:
United States	$463,984	$378,573
Europe	45,067	52,975
Rest of World	30,410	32,701

Total	$539,461	$464,249

17. SUBSEQUENT EVENTS

        On February 8, 2016, the Board of Directors of Moelis & Company declared a special dividend of $0.80 per share in addition to a regular quarterly dividend of $0.30 per share. The $1.10 per share was paid on March 4, 2016 to Class A common stockholders of record on February 19, 2016.

        In March 2016, the Company reached an agreement in principal to settle a litigation matter. See Note 14 for further information.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated and Combined Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
($ in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$99,412	$125,873	$151,789	$174,789
Total operating expenses	78,031	93,101	111,880	131,348

Operating income (loss)	$21,381	$32,772	$39,909	$43,441

Net income (loss)	$19,961	$26,855	$34,630	$38,771
Less: net income (loss) attributable to noncontrolling interests	14,625	19,724	24,540	$28,224

Net income (loss) attributable to Moelis & Company	$5,336	$7,131	$10,090	$10,547

Net income per share of common stock:
Basic	$0.27	$0.36	$0.50	$0.52
Diluted	$0.25	$0.34	$0.47	$0.48
Dividends declared per share of common stock	$0.20	$0.20	$0.30	$0.30

	For the Three Months Ended
($ in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$114,517	$131,687	$128,651	$143,895
Total operating expenses	90,582	188,994	92,878	98,552

Operating income (loss)	$23,935	$(57,307)	$35,773	$45,343

Net income (loss)	$22,092	$(60,610)	$32,785	$38,288
Less: net income (loss) attributable to noncontrolling interests	22,092	(41,600)	26,285	$28,790

Net income (loss) attributable to Moelis & Company	$—	$(19,010)	$6,500	$9,498

Net income per share of common stock:
Basic	N/A	$(1.25)	$0.43	$0.56
Diluted	N/A	$(1.25)	$0.40	$0.52
Dividends declared per share of common stock	N/A	$—	$0.20	$1.20

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2015

(dollars in thousands)

	Allowance for Doubtful Accounts(1)
	2015	2014	2013
Balance at beginning of period	$1,552	$1,853	$4,419
Additions:
Bad debt expense	1,213	1,450	1,564
Deductions:
Charge-offs of uncollectible balances	(1,616)	(1,751)	(4,130)

Balance at end of period	$1,149	$1,552	$1,853

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

Management's Report on Internal Control over Financial Reporting

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective, at a reasonable assurance level.

        Because we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed for our 2016 annual meeting of stockholders ("2016 Proxy Statement"), expected to be held in June 2016, and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

        The information required by this Item 11 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Other than as set out below, the information required by this Item 12 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2015 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

	Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected In First Column)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan(1)	8,036,454	$24.00	5,503,699

Equity compensation plans not approved by shareholders	None	—	—	—

Total		8,036,454	$24.00	5,503,699

(1)
Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See "Note 10—Equity Based Compensation" of the Consolidated and Combined Financial Statements for a description of our Omnibus Incentive Plan.

(2)
Excludes 33,803,921 Group LP Partnership Units.

Item 13.    Certain Relationship and Related Transactions, and Director Independence

        The information required by this Item 13 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
10.6	Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 27, 2015)**
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
10.25
Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)
10.26
Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)

Exhibit Number		Description
10.27		Master Services Agreement, dated as of April 30, 2015, by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2015)
21.1		Subsidiaries of Registrant
23.1		Consent of Deloitte & Touche LLP (filed herewith)
24.1		Power of Attorney (included on signature page hereto)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

*
Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of March, 2016.

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

Signature	Title	Date

/s/ KENNETH MOELIS Kenneth Moelis	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2016
/s/ JOSEPH SIMON Joseph Simon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2016
/s/ ERIC CANTOR Eric Cantor	Director	March 14, 2016
/s/ J. RICHARD LEAMAN III J. Richard Leaman III	Director	March 14, 2016
/s/ NAVID MAHMOODZADEGAN Navid Mahmoodzadegan	Director	March 14, 2016

Signature	Title	Date

/s/ JEFFREY RAICH Jeffrey Raich	Director	March 14, 2016
/s/ JOHN A. ALLISON John A. Allison	Director	March 14, 2016
/s/ YVONNE GREENSTREET Yvonne Greenstreet	Director	March 14, 2016
/s/ KENNETH L. SHROPSHIRE Kenneth L. Shropshire	Director	March 14, 2016