Form 10-Q
period 2016-03-31
Moelis & Co
filed 2016-05-05
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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

         As of April 28, 2016, there were 20,462,658 shares of Class A common stock, par value $0.01 per share, and 31,227,596 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$90,554	$248,022
Restricted cash	774	819
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,149 as of March 31, 2016 and December 31, 2015, respectively	21,566	28,937
Other receivables	9,684	10,333

Total receivables	31,250	39,270
Deferred compensation	13,058	9,040
Investments at fair value (cost basis $48,603 and $38,628 as of March 31, 2016 and December 31, 2015, respectively)	48,629	38,624
Equity method investments	18,480	17,459
Equipment and leasehold improvements, net	8,933	8,698
Deferred tax asset	165,283	165,505
Prepaid expenses and other assets	11,467	12,024

Total assets	$388,428	$539,461

Liabilities and Equity
Compensation payable	$28,028	$124,233
Accounts payable and accrued expenses	16,686	21,203
Amount due pursuant to tax receivable agreement	120,334	120,334
Deferred revenue	9,199	7,003
Other liabilities	9,263	9,270

Total liabilities	183,510	282,043

Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,723,256 issued and 20,389,203 outstanding at March 31, 2016; 1,000,000,000 authorized, 20,536,740 issued and 20,273,118 outstanding at December 31, 2015)	207	205
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,227,596 issued and outstanding at March 31, 2016; 1,000,000,000 authorized, 31,229,236 issued and outstanding at December 31, 2015)	312	312
Treasury stock, at cost; 334,053 and 263,622 shares as of March 31, 2016 and December 31, 2015, respectively	(9,463)	(7,616)
Additional paid-in-capital	211,793	190,703
Retained earnings (accumulated deficit)	(36,250)	(15,338)
Accumulated other comprehensive income (loss)	83	108

Total Moelis & Company equity	166,682	168,374
Noncontrolling interests	38,236	89,044

Total equity	204,918	257,418

Total liabilities and equity	$388,428	$539,461

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$126,364	$99,412
Expenses
Compensation and benefits	74,668	55,393
Occupancy	4,558	3,677
Professional fees	2,236	3,554
Communication, technology and information services	5,296	4,101
Travel and related expenses	6,131	5,613
Depreciation and amortization	736	620
Other expenses	3,848	5,073

Total expenses	97,473	78,031

Operating income (loss)	28,891	21,381
Other income and (expenses)	103	15
Income (loss) from equity method investments	2,069	2,865

Income (loss) before income taxes	31,063	24,261
Provision for income taxes	5,444	4,300

Net income (loss)	25,619	19,961
Net income (loss) attributable to noncontrolling interests	18,649	14,625

Net income (loss) attributable to Moelis & Company	$6,970	$5,336

Weighted-average shares of Class A common stock outstanding
Basic	20,376,718	19,730,182

Diluted	22,402,820	20,948,966

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.34	$0.27

Diluted	$0.31	$0.25

Dividends declared per share of Class A common stock	$1.10	$0.20

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$25,619	$19,961
Unrealized gain (loss) on investments	22	—
Foreign currency translation adjustment, net of tax	(88)	(843)

Other comprehensive income (loss)	(66)	(843)

Comprehensive income (loss)	25,553	19,118
Less: Comprehensive income attributable to noncontrolling interests	18,608	14,089

Comprehensive income (loss) attributable to Moelis & Company	$6,945	$5,029

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$25,619	$19,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	465	177
Depreciation and amortization	736	620
(Income) loss from equity method investments	(2,069)	(2,865)
Equity-based compensation	16,693	8,549
Deferred tax provision	221	931
Other	21	(1)
Changes in assets and liabilities:
Accounts receivable	6,766	4,230
Other receivables	1,026	(765)
Prepaid expenses and other assets	394	(880)
Deferred compensation	(4,019)	(2,245)
Compensation payable	(95,298)	(113,737)
Accounts payable and accrued expenses	(4,448)	(3,918)
Deferred revenue	2,194	1,473
Dividends received	803	130
Other liabilities	228	(219)

Net cash provided by (used in) operating activities	(50,668)	(88,559)

Cash flows from investing activities
Purchase of investments	(27,970)	(9,999)
Proceeds from sales of investments	18,000	39,999
Return of capital from equity method investments	9	—
Notes issued to employees	(352)	—
Purchase of equipment and leasehold improvements	(989)	(569)
Change in restricted cash	25	(46)

Net cash provided by (used in) investing activities	(11,277)	29,385

Cash flows from financing activities
Dividends and distributions	(92,844)	(35,453)
Purchase of treasury stock	(1,847)	(4,327)
Excess tax benefits from equity-based compensation	40	3

Net cash provided by (used in) financing activities	(94,651)	(39,777)

Effect of exchange rate fluctuations on cash and cash equivalents	(872)	(1,134)
Net increase (decrease) in cash and cash equivalents	(157,468)	(100,085)
Cash and cash equivalents, beginning of period	248,022	197,944

Cash and cash equivalents, end of period	$90,554	$97,859

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$9,468	$7,167
Other non-cash activity
Dividend equivalents issued	$5,351	$455

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares
								Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital			Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	6,970	—	18,649	25,619
Equity-based compensation	186,516	(1,640)	—	2	—	—	15,794	—	—	897	16,693
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(25)	(41)	(66)
Dividends ($1.10 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	5,351	(27,882)	—	(70,313)	(92,844)
Treasury stock purchases	—	—	(70,431)	—	—	(1,847)	—	—	—	—	(1,847)
Net excess tax benefit from equity-based compensation	—	—	—	—	—	—	(89)	—	—	—	(89)
Other	—	—	—	—	—	—	34	—	—	—	34

Balance as of March 31, 2016	20,723,256	31,227,596	(334,053)	$207	$312	$(9,463)	$211,793	$(36,250)	$83	$38,236	$204,918

Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	5,336	—	14,625	19,961
Equity-based compensation	22,239	(3,838)	—	—	—	—	7,483	—	—	1,066	8,549
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(307)	(536)	(843)
Dividends ($0.20 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	455	(4,447)	—	(31,461)	(35,453)
Treasury stock purchases	—	—	(135,906)	—	—	(4,327)	—	—	—	—	(4,327)
Net excess tax benefit from equity-based compensation	—	—	—	—	—	—	3	—	—	—	3

Balance as of March 31, 2015	19,793,132	31,617,704	(135,906)	$198	$316	$(4,327)	$144,837	$(23,229)	$(222)	$44,702	$162,275

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Moelis & Company and its consolidated subsidiaries (the "Company," "we," "our," or "us") is a leading global investment bank, incorporated in Delaware. Prior to the Company's IPO in April 2014, the business operated as a Delaware limited partnership that commenced operations during 2007. Following Moelis & Company's IPO, the operations are owned by Moelis & Company Group LP ("Group LP"), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. Moelis & Company's shareholders are entitled to receive a portion of Group LP's economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units.

        The Company's activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

        Basis of Presentation—The condensed consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC ("Group GP"), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

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
    Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

    •
    Moelis & Company Assessoria Financeira Ltda. ("Moelis Brazil"), a limited liability company incorporated in São Paulo, Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

        Consolidation—The Company's policy is to consolidate (i) entities, other than limited partnerships, in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company's subsidiaries have been eliminated in consolidation.

        Use of Estimates—The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

        In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

  •
  the adequacy of the allowance for doubtful accounts;

  •
  the realization of deferred taxes;

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

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

        As of March 31, 2016, the Company had cash equivalents of $60,337 (December 31, 2015: $178,872) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of March 31, 2016, the Company had cash of $30,217 (December 31, 2015: $69,150) maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme Coverage limits).

        Restricted Cash—As of March 31, 2016 and December 31, 2015, the Company held cash of $774 and $819, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

        Receivables—The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

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

        Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

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

        Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated statements of

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial condition and any gain or loss is reflected in the condensed consolidated statements of operations.

        Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement—In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP's assets attributable to the Company's interest in Group LP. These increases in the tax basis of Group LP's assets attributable to the Company's interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

        The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase described above as a deferred tax asset in the condensed consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $3,251 and $2,873 for the three months ended March 31, 2016 and 2015, respectively.

        Equity-based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award's vesting terms.

        For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 7 for further discussion.

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

        Income Taxes—Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes as applicable. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the noncontrolling interest holders, which is made up of individual partners and members, and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

        The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company's condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2016 and 2015, no such amounts were recorded.

        Foreign Currency Translation—Assets and liabilities held in non-U.S. dollar denominated (functional) currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the condensed consolidated statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides amendments that defer the effective date of ASU 2014-09 by one year. In March and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, both entitled, "Revenue from Contracts with Customers". The amendments provide clarification on the implementation guidance for principal versus agent considerations and for identifying performance obligations and licensing in Topic 606, but the updates do not change the core principles of the codification. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments with readily determinable fair values (except those accounted for under the equity method

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on its condensed consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures" ("ASU 2016-07"). ASU 2016-07 simplifies the accounting for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence by eliminating the requirement of adjusting the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2016-07 will not have a material impact on the Company's condensed consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment awards to employees. The amendments in the update affect several aspects of Topic 718, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its condensed consolidated financial statements.

4. EQUITY METHOD INVESTMENTS

Investment in Joint Venture

        On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings, investing a combination of cash and certain net assets of its wholly-owned subsidiary, Moelis Australia, in exchange for its interests. The remaining 50% is owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

        For the three months ended March 31, 2016 and 2015, $373 and $312 of income was recorded on this investment, respectively.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. EQUITY METHOD INVESTMENTS (Continued)

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three months ended March 31, 2016 and 2015, $1,696 and $2,553 of income was recorded on this investment, respectively.

        During the three months ended March 31, 2016 and 2015, the Company received cash distributions from this entity in the amount of $812 and $130, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	March 31, 2016	December 31, 2015
Office equipment	$11,675	$11,193
Furniture and fixtures	3,073	2,916
Leasehold improvements	7,225	7,073

Total	21,973	21,182
Less accumulated depreciation and amortization	(13,040)	(12,484)

Equipment and leasehold improvements, net	$8,933	$8,698

        Depreciation and amortization expenses for fixed assets totaled $736 and $620 for the three months ended March 31, 2016 and 2015, respectively.

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. FAIR VALUE MEASUREMENTS (Continued)

  Level 3—Pricing inputs are unobservable for the instruments and include situations in which there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company's management.

        The estimated fair values of government securities money markets and U.S. Treasury Bills as of March 31, 2016 and December 31, 2015 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company's fair value hierarchy

        In fiscal 2015 the Company received convertible notes as compensation for its services and classified this investment as available-for-sale. These convertible notes do not have readily determinable market values and are categorized accordingly as level 3. The fair value of the convertible notes as of December 31, 2015, was recorded at the initial transaction price at which such notes were purchased by third party investors in the capital market transaction on which the Company provided services. The subsequent measurement of the fair value of the convertible notes as of March 31, 2016, was recorded at carrying value plus accrued interest. Unrealized changes in fair value are reflected in other comprehensive income in the condensed consolidated financial statements.

        The following tables summarize the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of March 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$29,991	$29,991	—	—
Government securities money market	30,346	—	30,346	—
Investments
U.S. treasury bills	47,972	19,974	27,998	—
Convertible notes	657	—	—	657

Total financial assets	$108,966	$49,965	$58,344	$657

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets fall as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$100,996	$71,998	$28,998	$—
Government securities money market	77,876	—	77,876	—
Investments
U.S. treasury bills	37,989	19,990	17,999	—
Convertible notes	635	—	—	635

Total financial assets	$217,496	$91,988	$124,873	$635

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

6. FAIR VALUE MEASUREMENTS (Continued)

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company's investment classified as level 3 are as follows for the three months ended March 31, 2016.

Convertible notes
January 1, 2016	$635
Unrealized gains (losses) included in accumulated other comprehensive income	22

March 31, 2016	$657

Unrealized gains (losses) related to investment still held as of March 31, 2016	$22

        At the end of the reporting period, the Company reviews U.S. treasury bills held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as "on-the-run", which is the most liquid version of the maturity band). If a U.S. treasury bill held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as "off-the-run" and is classified as level 2. During the three months ended March 31, 2016, there was a transfer of $19,999 from level 1 to level 2 related to a U.S. Treasury bill initially acquired when it was on-the-run and classified as level 1, but subsequently transferred to level 2 as a result of it becoming off-the-run. There were no transfers between level 1, level 2 or level 3 during the three months ended March 31, 2015.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2016 and 2015 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2016		2015
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$6,970		$5,336
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$6,970		$5,336

Denominator:
Weighted average shares of Class A common stock outstanding—basic	20,376,718		19,730,182
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	2,026,102	(b)	1,218,784	(b)

Weighted average shares of Class A common stock outstanding—diluted	22,402,820		20,948,966

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.34		$0.27

Diluted	$0.31		$0.25

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 56,273,530 and 55,355,971 for the three months ended March 31, 2016 and 2015, respectively. In

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2016 and 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the three months ended March 31, 2016 and 2015, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended March 31, 2016 and 2015, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 37,950 and 575,287 units, respectively. Additionally, during the three months ended March 31, 2016 and 2015, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 2,933,468 and 0.

8. EQUITY-BASED COMPENSATION

Partnership Units

        Prior to the Company's restructuring and IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units and employees holding units. The common partners contributed capital to the partnership and were not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non-Managing Director employees were granted units as part of their incentive arrangements and these units generally vest based on service ratably over four years. In connection with the Company's restructuring and IPO, substantially all of the Managing Director partner equity subject to vesting had been accelerated. Units granted to non-Managing Director employees were not accelerated in connection with the Company's restructuring and IPO and continue to vest based on the original terms of the grant.

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of March 31, 2016, partners held 33,802,281 Group LP partnership units, 627,780 of which were unvested and will continue to vest over their service life.

        In relation to the vesting of units, the Company recognized compensation expenses of $897 and $1,066 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $5,255 of unrecognized compensation expense related to unvested Class A partnership units which

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. EQUITY-BASED COMPENSATION (Continued)

is expected to be recognized over a weighted-average period of 2.1 years, using the graded vesting method.

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

        In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of March 31, 2016, approximately $20 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended March 31, 2016 and 2015, the Company recognized expenses of $14,853 and $6,424 respectively, in relation to the vesting of RSUs.

        The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2016 and 2015.

	Restricted Stock & RSUs
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1,	5,123,481	$28.67	2,473,624	$25.86
Granted	3,459,111	24.06	2,206,490	32.28
Forfeited	(24,096)	27.36	(8,610)	29.92
Vested	(179,348)	31.01	(22,841)	29.73

Unvested Balance at March 31,	8,379,148	$26.84	4,648,663	$28.86

        As of March 31, 2016, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $140,195. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2016 is 2.4 years.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

8. EQUITY-BASED COMPENSATION (Continued)

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

        On November 24, 2014 and March 4, 2016 the Company paid special dividends of $1.00 and $0.80 per share, respectively. As required under Section 5 of the Company's 2014 Omnibus Incentive Plan, the Compensation Committee of the Company's Board of Directors equitably reduced the exercise price of the Company's outstanding options to purchase common stock by $1.80 from $25.00 per share to $23.20 per share.

        The following table summarizes activity related to stock options for the three months ended March 31, 2016 and 2015.

	Stock Options Outstanding
	2016		2015
	Number Outstanding	Weighted-Average Exercise Price Per Share	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1,	3,081,203	$23.20	3,296,906	$23.20
Grants	—	—	—	—
Exercises	—	—	—	—
Forfeiture or expirations	(54,000)	23.20	(40,300)	23.20

Outstanding at March 31,	3,027,203	$23.20	3,256,606	$23.20

        For the three months ended March 31, 2016 and 2015, the Company recognized expenses of $943 and $1,059, respectively, in relation to these stock options. As of March 31, 2016, the total compensation expense related to unvested stock options not yet recognized was $9,909. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. STOCKHOLDERS EQUITY

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

        As of March 31, 2016, 20,723,256 shares of Class A common stock were issued and 20,389,203 shares were outstanding. As of December 31, 2015, 20,536,740 shares of Class A common stock were issued and 20,273,118 shares were outstanding, due primarily to the IPO and secondary offering transactions described above.

Class B Common Stock

IPO and Reorganization

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP ("Partner Holdings") holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. STOCKHOLDERS EQUITY (Continued)

        As of March 31, 2016 and December 31, 2015, 31,227,596 and 31,229,236 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and secondary offering transactions described above.

Treasury Stock

        During the three months ended March 31, 2016 and 2015, the Company repurchased 70,431 and 135,906 shares, respectively, pursuant to the Company's share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $1,847 and $4,327, respectively, in the treasury stock balance on the Company's condensed consolidated statement of financial condition as of March 31, 2016 and December 31, 2015.

Noncontrolling Interests

        A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of March 31, 2016 and December 31, 2015, partners held 33,802,281 and 33,803,921 Group LP partnership units, respectively, representing a 62% and 63% noncontrolling interest in Moelis & Company, respectively.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,723,256 shares of Class A common stock outstanding at March 31, 2016 represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On August 30, 2014, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For each of the three months ended March 31, 2016 and 2015, the Company incurred $312 in aircraft lease costs to be paid to Manager, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of March 31, 2016, there were $471 of unsecured promissory notes from employees held by the Company (December 31, 2015: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of March 31, 2016 and December 31, 2015 bear a fixed interest rate of 4.00%. During each of the three months ended March 31, 2016 and 2015, the Company received $0, respectively, of principal repayments and recognized interest income of $3 and $1, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. RELATED-PARTY TRANSACTIONS (Continued)

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $362 and $446 and the three months ended March 31, 2016 and 2015, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of March 31, 2016 and December 31, 2015 the Company had balances due from Moelis Asset Management LP of $0 and $3, respectively.

        Joint Venture—As of March 31, 2016 and December 31, 2015, the Company had a net balance due to the Australian JV of $148 and $167, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three months ended March 31, 2016 and 2015, income of $1,696 and $2,553 was recorded on this investment, respectively.

        During the three months ended March 31, 2016 and 2015, the Company received cash distributions from this entity in the amounts of $812 and $130, respectively.

        Revenues—From time to time, Moelis Asset Management LP and its affiliates hire the Company to provide financial advisory services in the ordinary course of business. The Company earned revenues associated with such transactions of $400 and $742 for the three months ended March 31, 2016 and 2015, respectively.

11. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2016, Moelis U.S. had net capital of $58,048, which was $57,798 in excess of its required net capital. At December 31, 2015, Moelis U.S. had net capital of $41,373 which was $41,123 in excess of its required net capital.

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At March 31, 2016, the aggregate regulatory net capital of Moelis UK was $17,195 which exceeded the minimum requirement by $17,139. At December 31, 2015, the aggregate regulatory net capital of Moelis UK was $17,586, which exceeded the minimum requirement by $17,531.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of March 31, 2016, the commitment amount was $40,000.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2016 and December 31, 2015, the Company had no borrowings under the credit facility.

        As of March 31, 2016, the Company's available credit under this facility was $32,621 as a result of the issuance of an aggregate amount of $7,379 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,752 and $3,242 for the three months ended March 31, 2016 and 2015, respectively. The Company subleases office space under agreements which expire in October 2016. Sublease income from such agreements were $245 and $0 for the three months ended March 31, 2016 and 2015, respectively, which were included as reductions of occupancy expense on the condensed consolidated statements of operations.

        The future minimum rental payments required under the operating leases in place at March 31, 2016, are as follows:

Fiscal year ended	Amount
2016 (net of $658 committed sublease income)	$12,434
2017	17,428
2018	17,345
2019	17,352
2020	11,534
Thereafter	23,197

Total	$99,290

        Contractual Arrangements—In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

        Joint Venture Put and Call Options—In connection with the Company's Australian JV, the Company granted a put option in April 2010 enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company at fair value. The put option can be exercised if the key senior Australian executive ceases to be employed by the Australian JV (including due to death, disability or resignation but excluding termination for cause) and following such cessation of employment, the key senior Australian executive, the remaining Australian executives and the Company are unable to agree upon a restructuring of the Australian JV. If the put option is exercised, the Company will be required to pay 50% of the purchase price upon exercise and the remaining balance

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense recognized in the quarter ended December 31, 2015. While there is an agreement in principle to settle the litigation, the Company cannot make assurances whether the court will approve the settlement. In such event, the ultimate resolution could result in higher costs for the Company.

13. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2016 and 2015, in the amounts of $506 and $296, respectively.

14. INCOME TAXES

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the noncontrolling interest holders, which is

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

14. INCOME TAXES (Continued)

made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

        The Company's provision for income taxes and effective tax rate were $5,444 and 18% and $4,300 and 18% for the three months ended March 31, 2016 and 2015, respectively. The income tax provision for the aforementioned periods primarily reflects the Company's allocable share of earnings from Group LP at prevailing U.S. federal, state and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

        The Company recorded a decrease in the net deferred tax asset of $222 for the three months ended March 31, 2016, which was primarily attributable to the effect of an increase in deferred compensation net of a decrease in the deferred tax asset from the amortization of step-up in tax basis in Group LP assets resulting from the previous exchange of Class A partnership units in Group LP for Class A common stock.

15. BUSINESS INFORMATION

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

        There were two and one client(s) that accounted for more than 10% of revenues for the three months ended March 31, 2016 and 2015, respectively. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

15. BUSINESS INFORMATION (Continued)

revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$106,733	$69,431
Europe	10,794	25,422
Rest of World	8,837	4,559

Total	$126,364	$99,412

	March 31, 2016	December 31, 2015
Assets:
United States	$336,257	$463,984
Europe	21,452	45,067
Rest of World	30,719	30,410

Total	$388,428	$539,461

16. SUBSEQUENT EVENTS

        On April 21, 2016, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.30 per share. The dividend will be paid on June 3, 2016 to Class A common stockholders of record on May 20, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements and Certain Factors that May Affect Our Business

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under "Risk Factors" in our Annual Report on Form 10-K.

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

        As of March 31, 2016, we served our clients globally with 446 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

        For the three months ended March 31, 2016, we earned revenues of $126.4 million, or an increase of 27% from the $99.4 million earned during the same period in 2015. This compares favorably with a 23% decrease in the number of global completed M&A transactions greater than $100 million and a 5% decrease in volume in the same period.

        In the current environment, we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances and relatively low interest rates), provides a solid foundation for M&A. However, M&A announcements were down during the first quarter of 2016 given market volatility and the widening of credit spreads in January and February as well as the anti-trust and tax authorities becoming more aggressive in their stance on deals. Our conversations with clients remain robust and financing continues to be available, which may fuel continued growth in M&A. In addition, the dislocation in energy and other commodity-related sectors as well as in the emerging markets continues to provide opportunity for restructuring and capital markets related activity in 2016.

Results of Operations

        The following is a discussion of our results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Variance
			2016 vs. 2015
($ in thousands)	2016	2015
Revenues	$126,364	$99,412	27%
Expenses:
Compensation and benefits	74,668	55,393	35%
Non-compensation expenses	22,805	22,638	1%

Total operating expenses	97,473	78,031	25%
Operating income (loss)	28,891	21,381	35%
Other income and (expenses)	103	15	587%
Income (loss) from equity method investments	2,069	2,865	–28%

Income (loss) before income taxes	31,063	24,261	28%
Provision for income taxes	5,444	4,300	27%

Net income (loss)	$25,619	$19,961	28%

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

  Three Months Ended March 31, 2016 versus 2015

        Revenues were $126.4 million for the three months ended March 31, 2016 as compared with $99.4 million for the same period in 2015, representing an increase of 27%. The increase in revenues was primarily driven by increased M&A related activity and higher M&A related fees per completed transaction.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended March 31,		Variance
			2016 vs. 2015
($ in thousands)	2016	2015
Expenses:
Compensation and benefits	$74,668	$55,393	35%
% of revenues	59%	56%
Non-compensation expenses	$22,805	$22,638	1%
% of revenues	18%	23%

Total operating expenses	$97,473	$78,031	25%
% of revenues	77%	78%

N/M = not meaningful

        Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses, and headcount is the primary driver of the level of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the condensed consolidated statements of operations, net of any expenses reimbursed by clients.

  Three Months Ended March 31, 2016 versus 2015

        Operating expenses were $97.5 million for the three months ended March 31, 2016 and represented 77% of revenues, compared with $78.0 million for the same period in 2015 which represented 78% of revenues. The increase in operating expenses was primarily driven by higher compensation expenses due to increased headcount, an additional tranche of equity amortization as compared to the prior year, as well as modified vesting terms associated with that equity which have a five year pro-rata vest for Managing Directors as compared with awards issued in the previous two years which have a five year vest, pro-rata in years three, four and five.

Compensation and Benefits Expenses

        Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

        Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service ("contingent cash awards") and amortization of equity-based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period, which is typically two to three years. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company's estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

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

  Three Months Ended March 31, 2016 versus 2015

        For the three months ended March 31, 2016, compensation-related expenses of $74.7 million represented 59% of revenues, compared with $55.4 million which represented 56% of revenues in the prior year period. The increase in compensation expenses primarily relates to an increase in headcount in addition to increased equity amortization during 2016 as compared with 2015.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $56.3 million and $40.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $18.4 million and $15.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase in discretionary cash bonus expense primarily relates to higher revenues earned.

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

  Three Months Ended March 31, 2016 versus 2015

        For the three months ended March 31, 2016, non-compensation expenses of $22.8 million represented 18% of revenues, compared with $22.6 million which represented 23% of revenues in the prior year period. Non-compensation expense, which is related to headcount, increased when marginally compared with the same period in 2015. As a percentage of revenue, non-compensation expense decreased due to increased revenues.

Income (Loss) From Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

  Investment in Joint Venture

        On April 1, 2010, we entered into the Australian JV, investing a combination of cash and certain net assets in exchange for a 50% interest in the Australian JV. The remaining 50% of the Australian JV is owned by an Australian trust established by and for the benefit of Australian executives. The Australian JV's primary business is offering advisory services, much like the Company. The Australian JV also has an equity capital markets and research, sales and trading business covering Australian public equity securities and an asset management business. The Australian JV has offices in Sydney and Melbourne.

  Three Months Ended March 31, 2016 versus 2015

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.4 and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Australian JV's revenues decreased by 5% compared with the same period in 2015. The Australian JV generally derives revenues from closed transactions on which it advised each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 7% during the three months ended March 31, 2016 when compared with the same period in 2015.

  Other Equity Method Investment

        In June 2014, the Company made an investment into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements.

  Three Months Ended March 31, 2016 versus 2015

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $1.7 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the non-controlling interest, which is made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

  Three Months Ended March 31, 2016 versus 2015

        The Company's provision for income taxes and effective tax rates were $5.4 million and 18% and $4.3 million and 18% for the three months ended March 31, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

Liquidity and Capital Resources

        Our current assets have historically comprised cash, short-term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. We also distribute estimated partner tax payments in the first quarter of each year in respect of the prior year's operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash then typically increases over the remainder of the year.

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2016 and December 31, 2015, the Company had cash equivalents of $60.3 million and $178.9 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of March 31, 2016 and December 31, 2015, the Company had cash of $30.2 million and $69.1 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation ("FDIC") and U.K. Financial Services Compensation Scheme ("FSCS") coverage limits.

        In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2016 and December 31, 2015, the Company held $48.0 million and $38.0 million of U.S. Treasury Bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2016 and December 31, 2015 accounts receivable were $21.6 million and $28.9 million, respectively, net of allowances of $1.6 million and $1.1 million, respectively.

        To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2016, the Company had no borrowings under the credit facility.

        As of March 31, 2016, the Company's available credit under this facility was $32.6 million as a result of the issuance of an aggregate amount of $7.4 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        On April 21, 2016, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.30 per share. The dividend will be paid on June 3, 2016 to Class A common stockholders of record on May 20, 2016. During the three months ended March 31, 2016 the Company declared and paid dividends of $1.10 per share ($0.30 per share regular quarterly dividend and $0.80 per share special dividend).

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of March 31, 2016 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

Cash Flows

        Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which are generally collected within 60 days of billing, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. Our investing and financing cash flows are primarily influenced by activities to fund investments and payments of dividends and estimated partner taxes. A summary of our operating, investing and financing cash flows is as follows:

	Three Months Ended March 31,
($ in thousands)	2016	2015
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$25,619	$19,961
Non-cash charges	16,067	7,411
Other operating activities	(92,354)	(115,931)

Total operating activities	(50,668)	(88,559)
Investing Activities	(11,277)	29,385
Financing Activities	(94,651)	(39,777)
Effect of exchange rate changes	(872)	(1,134)

Net increase (decrease) in cash	(157,468)	(100,085)
Cash and cash equivalents, beginning of period	248,022	197,944

Cash and cash equivalents, end of period	$90,554	$97,859

  Three Months Ended March 31, 2016

        Cash and cash equivalents were $90.6 million at March 31, 2016, a decrease of $157.4 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net outflow of $50.7 million primarily attributable to discretionary bonuses earned in 2015 and paid in 2016. Investing activities resulted in a net outflow of $11.3 million primarily attributable to the purchase of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $94.7 million primarily related to the payment of a special and quarterly dividend and tax distributions.

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

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of March 31, 2016:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases (net of $658 committed sublease income)	$99,290	$16,747	$34,799	$26,162	$21,582
Tax Receivable Agreement	120,334	5,064	10,812	12,092	92,366

Total	$219,624	$21,811	$45,611	$38,254	$113,948

        As of March 31, 2016, the Company has a total payable of $120.3 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. No payment due pursuant to the tax receivable agreement was made during the first quarter of 2016.

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

Off-Balance Sheet Arrangements

        We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed financial statements except for those described under "Contractual Obligations" above.

Market Risk and Credit Risk

        Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

  Risks Related to Cash and Short-Term Investments

        Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills and government securities money market funds. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling and the euro and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2016 and 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a loss of $0.1 million and a loss of $0.8 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

Critical Accounting Policies

        We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgment.

        The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.

        In connection with the Company's restructuring and IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services and office space to Moelis Asset Management LP for a fee. See Note 10 for further information.

        All intercompany balances and transactions within the Company have been eliminated.

Revenue and Expense Recognition

        The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees and retainers are recognized over the estimated period during which the related services are to be performed. Transaction-related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the condensed consolidated financial statements, net of client reimbursements.

Accounts Receivable and Allowance for Doubtful Accounts

        The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company's assessment of the collectability of customer accounts.

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

Equity-based Compensation

        The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award's vesting terms.

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

Equity Method Investments

        The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company's share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

Income Taxes

        Prior to the Company's reorganization and IPO in April 2014, the Company had been primarily subject to the New York City UBT and certain other foreign, state and local taxes as applicable. The Company's operations were historically comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

        The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes" ("ASC 740"), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company's condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2016 and 2015, no such amounts were recorded.

Recent Accounting Developments

        For a discussion of recently issued accounting developments and their impact or potential impact on our financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated financial statements included in this 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and Qualitative disclosures about market risk are set forth above in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk."

Item 4.    Controls and Procedures

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

        The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense recognized in the quarter ended December 31, 2015. While there is an agreement in principle to settle the litigation, the Company cannot make assurances whether the court will approve the settlement. In such event, the ultimate resolution could result in higher costs for the Company.

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission ("SEC").

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

        None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31	7,395	$25.72	—	$20.0 million
February 1 - February 29	6,771	25.44	—	20.0 million
March 1 - March 31	56,265	26.38	—	20.0 million

Total	70,431	$26.22	—	$20.0 million

(1)
Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2014)

10.1	Master Services Agreement by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 18, 2016)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of May, 2016.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)