Form 10-Q
period 2016-06-30
Moelis & Co
filed 2016-08-05
CIK 1596967

Use these links to rapidly review the document

PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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

        As of July 29, 2016, there were 20,582,362 shares of Class A common stock, par value $0.01 per share, and 31,138,551 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$113,127	$248,022
Restricted cash	737	819
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,387 and $1,149 as of June 30, 2016 and December 31, 2015, respectively	26,693	28,937
Other receivables	10,656	10,333

Total receivables	37,349	39,270
Deferred compensation	10,709	9,040
Investments at fair value (cost basis $63,572 and $38,628 as of June 30, 2016 and December 31, 2015, respectively)	63,647	38,624
Equity method investments	18,746	17,459
Equipment and leasehold improvements, net	9,434	8,698
Deferred tax asset	167,498	165,505
Prepaid expenses and other assets	11,738	12,024

Total assets	$432,985	$539,461

Liabilities and Equity
Compensation payable	$47,158	$124,233
Accounts payable and accrued expenses	16,941	21,203
Amount due pursuant to tax receivable agreement	120,774	120,334
Deferred revenue	9,328	7,003
Other liabilities	11,144	9,270

Total liabilities	205,345	282,043

Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,890,320 issued and 20,529,097 outstanding at June 30, 2016; 1,000,000,000 authorized, 20,536,740 issued and 20,273,118 outstanding at December 31, 2015)	209	205
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,138,551 issued and outstanding at June 30, 2016; 1,000,000,000 authorized, 31,229,236 issued and outstanding at December 31, 2015)	311	312
Treasury stock, at cost; 361,223 and 263,622 shares as of June 30, 2016 and December 31, 2015, respectively	(10,225)	(7,616)
Additional paid-in-capital	236,532	190,703
Retained earnings (accumulated deficit)	(37,958)	(15,338)
Accumulated other comprehensive income (loss)	(140)	108

Total Moelis & Company equity	188,729	168,374
Noncontrolling interests	38,911	89,044

Total equity	227,640	257,418

Total liabilities and equity	$432,985	$539,461

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$131,725	$125,873	$258,089	$225,285
Expenses
Compensation and benefits	78,198	69,663	152,866	125,056
Occupancy	6,287	3,715	10,845	7,392
Professional fees	2,511	4,143	4,747	7,697
Communication, technology and information services	5,309	4,440	10,605	8,541
Travel and related expenses	5,831	5,131	11,962	10,744
Depreciation and amortization	806	688	1,542	1,308
Other expenses	2,224	5,321	6,072	10,394

Total expenses	101,166	93,101	198,639	171,132

Operating income (loss)	30,559	32,772	59,450	54,153
Other income and (expenses)	101	(33)	204	(18)
Income (loss) from equity method investments	266	195	2,335	3,060

Income (loss) before income taxes	30,926	32,934	61,989	57,195
Provision for income taxes	4,721	6,079	10,165	10,379

Net income (loss)	26,205	26,855	51,824	46,816
Net income (loss) attributable to noncontrolling interests	19,312	19,724	37,961	34,349

Net income (loss) attributable to Moelis & Company	$6,893	$7,131	$13,863	$12,467

Weighted-average shares of Class A common stock outstanding
Basic	20,745,043	19,978,108	20,654,657	19,961,286

Diluted	23,618,093	21,088,220	23,052,255	21,144,161

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.33	$0.36	$0.67	$0.62

Diluted	$0.29	$0.34	$0.60	$0.59

Dividends declared per share of Class A common stock	$0.30	$0.20	$1.40	$0.40

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,205	$26,855	$51,824	$46,816
Unrealized gain (loss) on investments	21	—	43	—
Foreign currency translation adjustment, net of tax	(612)	2,409	(700)	1,566

Other comprehensive income (loss)	(591)	2,409	(657)	1,566

Comprehensive income (loss)	25,614	29,264	51,167	48,382
Less: Comprehensive income attributable to noncontrolling interests	18,944	21,256	37,552	35,345

Comprehensive income (loss) attributable to Moelis & Company	$6,670	$8,008	$13,615	$13,037

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$51,824	$46,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	450	298
Depreciation and amortization	1,542	1,308
(Income) loss from equity method investments	(2,335)	(3,060)
Equity-based compensation	38,706	20,518
Deferred tax provision	(774)	1,092
Other	80	(3)
Changes in assets and liabilities:
Accounts receivable	1,444	726
Other receivables	(92)	(5,204)
Prepaid expenses and other assets	(116)	(1,797)
Deferred compensation	(1,788)	(1,121)
Compensation payable	(75,900)	(89,844)
Accounts payable and accrued expenses	(4,014)	(2,285)
Deferred revenue	2,353	2,778
Dividends received	804	985
Other liabilities	2,252	413

Net cash provided by (used in) operating activities	14,436	(28,380)

Cash flows from investing activities
Purchase of investments	(70,928)	(26,994)
Proceeds from sales of investments	46,000	39,999
Notes issued to employees	(352)	—
Purchase of equipment and leasehold improvements	(2,286)	(2,102)
Return of capital from equity method investments	9	109
Change in restricted cash	21	(68)

Net cash provided by (used in) investing activities	(27,536)	10,944

Cash flows from financing activities
Dividends and distributions	(117,910)	(47,754)
Purchase of treasury stock	(2,609)	(5,953)
Class A partnership units and other equity purchased	—	(90)
Excess tax benefits from equity-based compensation	90	—

Net cash provided by (used in) financing activities	(120,429)	(53,797)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,366)	924
Net increase (decrease) in cash and cash equivalents	(134,895)	(70,309)
Cash and cash equivalents, beginning of period	248,022	197,944

Cash and cash equivalents, end of period	$113,127	$127,635

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$14,719	$11,904
Other non-cash activity
Class A Partnership Units or other equity converted into Class A Common Stock	$783	$3,644
Dividend equivalents issued	$7,774	$1,339

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares
								Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital			Noncontrolling Interests	Total Equity
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	13,863	—	37,961	51,824
Equity-based compensation	250,042	(1,774)	—	3	—	—	37,070	—	—	1,633	38,706
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(248)	(409)	(657)
Dividends ($1.40 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	7,774	(36,483)	—	(89,201)	(117,910)
Treasury stock purchases	—	—	(97,601)	—	—	(2,609)	—	—	—	—	(2,609)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	103,538	(88,911)	—	1	(1)	—	900	—	—	(117)	783
Net excess tax benefit (detriment) from Equity-based compensation	—	—	—	—	—	—	(47)	—	—	—	(47)
Other	—	—	—	—	—	—	132	—	—	—	132

Balance as of June 30, 2016	20,890,320	31,138,551	(361,223)	$209	$311	$(10,225)	$236,532	$(37,958)	$(140)	$38,911	$227,640

Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	12,467	—	34,349	46,816
Equity-based compensation	81,608	(5,300)	—	1	—	—	18,605	—	—	1,912	20,518
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	570	996	1,566
Dividends ($0.40 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	1,339	(9,298)	—	(39,795)	(47,754)
Treasury stock purchases	—	—	(192,660)	—	—	(5,953)	—	—	—	—	(5,953)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	501,259	(213,569)	—	5	(2)	—	4,203	—	—	(652)	3,554
Net excess tax benefit from equity- based compensation	—	—	—	—	—	—	47	—	—	—	47

Balance as of June 30, 2015	20,353,760	31,402,673	(192,660)	$204	$314	$(5,953)	$161,090	$(20,949)	$655	$57,818	$193,179

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

        As of June 30, 2016, the Company had cash equivalents of $73,348 (December 31, 2015: $178,872) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of June 30, 2016, the Company had cash of $39,779 (December 31, 2015: $69,150) maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme Coverage limits).

        Restricted Cash—As of June 30, 2016 and December 31, 2015, the Company held cash of $737 and $819, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

        The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company's actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and subsequent exchanges described above as a deferred tax asset in the condensed consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase and subsequent exchanges described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

        Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction-related fees are recognized when

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $4,143 and $2,998 for the three months ended June 30, 2016 and 2015, respectively, and $7,394 and $5,871 for the six months ended June 30, 2016 and 2015, respectively.

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

        Income Taxes—Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes as applicable. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the noncontrolling interest holders, which is primarily made up of individual partners and members, and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal and state income tax on its allocable share of results of operations from Group LP.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2016 and 2015, no such amounts were recorded.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides amendments that defer the effective date of ASU 2014-09 by one year. In March and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, both entitled, "Revenue from Contracts with Customers". The amendments provide clarification on the implementation guidance for principal versus agent considerations and for identifying performance obligations and licensing in Topic 606, but the updates do not change the core principles of the codification. Similarly, in May 2016 the FASB issued ASU 2016-12 to modify narrow aspects of Topic 606, but not the core principles. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

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

investments with readily determinable fair values (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on its condensed consolidated financial statements.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

4. EQUITY METHOD INVESTMENTS (Continued)

        For the three months ended June 30, 2016 and 2015, income of $232 and a loss of $33 was recorded on this investment, respectively, and for the six months ended June 30, 2016 and 2015, income of $605 and $279 was recorded on this investment, respectively.

Other Equity Method Investment

        In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three months ended June 30, 2016 and 2015, $34 and $228 of income was recorded on this investment, respectively, and for the six months ended June 30, 2016 and 2015, $1,730 and $2,781 of income was recorded on this investment, respectively.

        During the six months ended June 30, 2016 and 2015, the Company received cash distributions from this entity in the amount of $813 and $1,094, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements, net consist of the following:

	June 30, 2016	December 31, 2015
Office equipment	$12,011	$11,193
Furniture and fixtures	3,250	2,916
Leasehold improvements	8,032	7,073

Total	23,293	21,182
Less accumulated depreciation and amortization	(13,859)	(12,484)

Equipment and leasehold improvements, net	$9,434	$8,698

        Depreciation and amortization expenses for fixed assets totaled $806 and $688 for the three months ended June 30, 2016 and 2015, respectively, and $1,542 and $1,308 for the six months ended June 30, 2016 and 2015, respectively.

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

        The estimated fair values of government securities money markets and U.S. Treasury Bills as of June 30, 2016 and December 31, 2015 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company's fair value hierarchy.

        In fiscal 2015 the Company received convertible notes as compensation for its services and classified this investment as available-for-sale. These convertible notes do not have readily determinable market values and are categorized accordingly as level 3. The fair value of the convertible notes as of December 31, 2015, was recorded at the initial transaction price at which such notes were purchased by third party investors in the capital market transaction on which the Company provided services. The subsequent measurement of the fair value of the convertible notes as of June 30, 2016, was recorded at carrying value plus accrued interest. Unrealized changes in fair value are reflected in other comprehensive income in the condensed consolidated financial statements.

        The following table summarizes the levels of the fair value hierarchy into which the Company's financial assets and liabilities fall as of June 30, 2016:

Financial assets:	Total	Level 1	Level 2	Level 3
Included in cash and cash equivalents
U.S. treasury bills	$19,997	$9,997	10,000	—
Government securities money market	53,351	—	53,351	—
Investments
U.S. treasury bills	62,969	7,984	54,985	—
Convertible notes	678	—	—	678

Total financial assets	$136,995	$17,981	$118,336	$678

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

        The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company's investment classified as level 3 are as follows for the six months ended June 30, 2016.

Convertible notes
January 1, 2016	$635
Unrealized gains (losses) included in accumulated other comprehensive income	43

June 30, 2016	$678

Unrealized gains (losses) related to investment still held as of June 30, 2016	$43

        At the end of the reporting period, the Company reviews U.S. treasury bills held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as "on-the-run", which is the most liquid version of the maturity band). If a U.S. treasury bill held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as "off-the-run" and is classified as level 2. During the six months ended June 30, 2016, there were transfers of $19,993 from level 1 to level 2 related to U.S. Treasury bills that were initially acquired as on-the-run and classified as level 1, but subsequently transferred to level 2 as a result of becoming off-the-run. There were no transfers between level 1, level 2 or level 3 during the six months ended June 30, 2015.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

        The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2016 and 2015 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2016		2015		2016		2015
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$6,893		$7,131		$13,863		$12,467
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)

Net income (loss) attributable to holders of shares of Class A common stock—diluted	$6,893		$7,131		$13,863		$12,467

Denominator:
Weighted average shares of Class A common stock outstanding—basic	20,745,043		19,978,108		20,654,657		19,961,286
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	2,873,050	(b)	1,110,112	(b)	2,397,598	(b)	1,182,875	(b)

Weighted average shares of Class A common stock outstanding—diluted	23,618,093		21,088,220		23,052,255		21,144,161

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.33		$0.36		$0.67		$0.62

Diluted	$0.29		$0.34		$0.60		$0.59

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 57,386,765 and 55,248,459 for the three months ended June 30, 2016 and 2015, respectively, and 56,911,313 and 55,321,222 for the six months ended June 30, 2016 and 2015, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS (Continued)

  the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2016 and 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)
During the three and six months ended June 30, 2016 and 2015, certain shares of Moelis & Company's Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended June 30, 2016 and 2015, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 1,793 and 1,701,845 units, respectively, and 899 and 1,012,501 units for the six months ended June 30, 2016 and 2015, respectively. Additionally, during the three months ended June 30, 2016 and 2015, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 14,505 and 10,000, respectively, and 1,053,593 and 0 weighted average options for the six months ended June 30, 2016 and 2015, respectively.

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

        In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests. As of June 30, 2016, partners held 33,698,658 Group LP partnership units, 582,948 of which were unvested and will continue to vest over their service life.

        In relation to the vesting of units, the Company recognized compensation expenses of $736 and $846 for the three months ended June 30, 2016 and 2015, respectively, and expenses of $1,633 and $1,912 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $4,621 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 1.9 years, using the graded vesting method.

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

        In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of June 30, 2016, approximately $20 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

        Pursuant to the Plan and in connection with the Company's annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended June 30, 2016 and 2015, the Company recognized expenses of $19,942 and $10,148, respectively, and expenses of $34,795 and $16,572 for the six months ended June 30, 2016 and 2015, respectively, in relation to the vesting of RSUs.

        The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2016 and 2015.

	Restricted Stock & RSUs
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1,	5,123,481	$28.67	2,473,624	$25.86
Granted	3,561,401	24.07	2,369,571	32.13
Forfeited	(33,559)	26.95	(21,149)	30.32
Vested	(472,954)	28.07	(82,236)	27.14

Unvested Balance at June 30,	8,178,369	26.86	4,739,810	$28.83

        As of June 30, 2016, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $121,811. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2016 is 2.2 years.

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

        The following table summarizes activity related to stock options for the six months ended June 30, 2016 and 2015.

	Stock Options Outstanding
	2016		2015
	Number Outstanding	Weighted-Average Exercise Price Per Share	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1,	3,081,203	$23.20	3,296,906	$23.20
Grants	—	—	—	—
Exercises	—	—	—	—
Forfeiture or expirations	(124,000)	23.20	(146,977)	23.20

Outstanding at June 30,	2,957,203	$23.20	3,149,929	$23.20

        For the three months ended June 30, 2016 and 2015, the Company recognized expenses of $1,335 and $975, respectively, and expenses of $2,278 and $2,034 for the six months ended June 30, 2016 and 2015, respectively, in relation to these stock options. As of June 30, 2016, the total compensation expense related to unvested stock options not yet recognized was $8,332. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

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

        As of June 30, 2016, 20,890,320 shares of Class A common stock were issued and 20,529,097 shares were outstanding. As of December 31, 2015, 20,536,740 shares of Class A common stock were issued and 20,273,118 shares were outstanding, due primarily to the IPO and secondary offering transactions described above.

Class B Common Stock

IPO and Reorganization

        In conjunction with Moelis & Company's IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP ("Partner Holdings") holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of ..00055 to 1.

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

9. STOCKHOLDERS EQUITY (Continued)

        As of June 30, 2016 and December 31, 2015, 31,138,551 and 31,229,236 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and secondary offering transactions described above.

Treasury Stock

        During the six months ended June 30, 2016 and 2015, the Company repurchased 97,601 and 192,660 shares, respectively, pursuant to the Company's share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $2,609 and $5,953, respectively, in the treasury stock balance on the Company's condensed consolidated statement of financial condition as of June 30, 2016 and December 31, 2015.

Noncontrolling Interests

        A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company's noncontrolling interests (non-redeemable). As of June 30, 2016 and December 31, 2015, partners held 33,698,658 and 33,803,921 Group LP partnership units, respectively, representing a 62% and 63% noncontrolling interest in Moelis & Company, respectively.

        Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,529,097 shares of Class A common stock outstanding at June 30, 2016 represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

        Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For each of the three months ended June 30, 2016 and 2015, the Company incurred $312 in aircraft lease costs to be paid to Manager, respectively, and $624 in aircraft costs for each of the six months ended June 30, 2016 and 2015, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

        Promissory Notes—As of June 30, 2016, there were $448 of unsecured promissory notes from employees held by the Company (December 31, 2015: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of June 30, 2016 and December 31, 2015 bear a fixed interest rate of 4.00%. During each of the six months ended June 30, 2016 and 2015, the Company received $0 of principal repayments and

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

10. RELATED-PARTY TRANSACTIONS (Continued)

recognized interest income of $8 and $2, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

        Services Agreement—In connection with the Company's IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $349 and $399 for the three months ended June 30, 2016 and 2015, respectively, and $711 and $845 for the six months ended June 30, 2016 and 2015, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of June 30, 2016 and December 31, 2015, the Company had balances due from Moelis Asset Management LP of $0 and $3, respectively.

        Joint Venture—As of June 30, 2016 and December 31, 2015, the Company had a net balance due from the Australian JV of $54 and a net balance due to the Australian JV of $167, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

        Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three months ended June 30, 2016 and 2015, income of $34 and $228 was recorded on this investment, respectively, and income of $1,730 and $2,781 was recorded on this investment for the six months ended June 30, 2016 and 2015, respectively.

        During the six months ended June 30, 2016 and 2015, the Company received cash distributions from this entity in the amounts of $813 and $1,094, respectively.

        Revenues—From time to time, Moelis Asset Management LP and its affiliates hire the Company to provide financial advisory services in the ordinary course of business. The Company earned revenues associated with such transactions of $6,616 and $3,594 for the three months ended June 30, 2016 and 2015, respectively, and revenues of $7,016 and $4,336 for the six months ended June 30, 2016 and 2015, respectively.

11. REGULATORY REQUIREMENTS

        Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2016, Moelis U.S. had net capital of $55,156, which was $54,906 in excess of its required net capital. At December 31, 2015, Moelis U.S. had net capital of $41,373 which was $41,123 in excess of its required net capital.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

11. REGULATORY REQUIREMENTS (Continued)

        Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

        At June 30, 2016, the aggregate regulatory net capital of Moelis UK was $16,026 which exceeded the minimum requirement by $15,971. At December 31, 2015, the aggregate regulatory net capital of Moelis UK was $17,586, which exceeded the minimum requirement by $17,531.

12. COMMITMENTS AND CONTINGENCIES

        Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of June 30, 2016, the commitment amount was $40,000.

        Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2016 and December 31, 2015, the Company had no borrowings under the credit facility.

        As of June 30, 2016, the Company's available credit under this facility was $33,160 as a result of the issuance of an aggregate amount of $6,840 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

        Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $5,707 and $3,143 for the three months ended June 30, 2016 and 2015, respectively, and expenses of $9,459 and $6,385 for the six months ended June 30, 2016 and 2015, respectively. During the second quarter, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to operating leases for the three months ended June 30, 2016, includes $2,359 related to the aforementioned sublease loss reserve.

        The Company subleases office space under agreements which expire in October 2016. Sublease income from such agreements were $279 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $524 and $0 for the six months ended June 30, 2016 and 2015, respectively, which were included as reductions of occupancy expense on the condensed consolidated statements of operations.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The future minimum rental payments required under the operating leases in place at June 30, 2016, are as follows:

Fiscal year ended	Amount
Remainder of 2016 (net of $351 committed sublease income)	$8,381
2017	17,249
2018	17,161
2019	17,163
2020	11,334
Thereafter	22,356

Total	$93,644

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

13. EMPLOYEE BENEFIT PLANS

        The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2016 and 2015, in the amounts of $468 and $360, respectively, and $974 and $656 for the six months ended June 30, 2016 and 2015, respectively.

14. INCOME TAXES

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the noncontrolling interest holders, which is primarily made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

        The Company's provision for income taxes and effective tax rate were $4,721 and 15% and $6,079 and 18% for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company's provision for income taxes and effective tax rate were $10,165 and 16% and $10,379 and 18%, respectively. The income tax provision for the aforementioned periods primarily reflects the Company's allocable share of earnings from Group LP at prevailing U.S. federal, state and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

        The Company recorded an increase in the net deferred tax asset of $1,993 for the six months ended June 30, 2016, which was primarily attributable to an increase in deferred compensation and the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock during the second quarter. Approximately $518 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

14. INCOME TAXES (Continued)

receivable agreement. Pursuant to this agreement, 85% (or $440) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

        There were no clients that accounted for more than 10% of revenues for the three or six months ended June 30, 2016 or 2015. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$106,219	$95,086	$212,952	$164,517
Europe	13,328	23,573	24,122	48,995
Rest of World	12,178	7,214	21,015	11,773

Total	$131,725	$125,873	$258,089	$225,285

	June 30, 2016	December 31, 2015
Assets:
United States	$367,431	$463,984
Europe	26,054	45,067
Rest of World	39,500	30,410

Total	$432,985	$539,461

16. SUBSEQUENT EVENTS

        The Board of Directors of Moelis & Company declared a quarterly dividend of $0.32 per share to be paid on September 6, 2016 to Class A common stockholders of record on August 22, 2016.

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

Forward-Looking Statements and Certain Factors that May Affect Our Business

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under "Risk Factors" in our Annual Report on Form 10-K and in this Form 10-Q.

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

        We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy,

Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and the San Francisco Bay Area in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

        As of June 30, 2016, we served our clients globally with 440 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

        Economic and global financial conditions can materially affect our operational and financial performance. See "Risk Factors" in our Form 10-K and in this Form 10-Q for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

        For the first half of 2016, we earned revenues of $258.1 million, or an increase of 15% from the $225.3 million earned during the same period in 2015. This compares favorably with a 17% decrease in the number of global completed M&A transactions greater than $100 million and a 4% decrease in volume in the same period. Our increase in revenues was driven primarily by growth in the U.S., partially offset by a decline in revenues in Europe. The number of completed European M&A transactions > $100 million declined 28% in the first six months of the year over the same period last year. We believe the decline to be attributable to several factors including significant market volatility and government and political events, including the UK's vote to exit the European Union in June, commonly referred to as "Brexit".

        In the U.S., we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. Our conversations with clients remain robust, which may fuel future growth in M&A activity. In addition, the dislocation in energy and other commodity-related sectors as well as in the emerging markets continues to provide opportunity for recapitalization and restructuring and capital markets related activity.

Results of Operations

        The following is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2016 vs. 2015			2016 vs. 2015
($ in thousands)	2016	2015		2016	2015
Revenues	$131,725	$125,873	5%	$258,089	$225,285	15%
Expenses:
Compensation and benefits	78,198	69,663	12%	152,866	125,056	22%
Non-compensation expenses	22,968	23,438	–2%	45,773	46,076	–1%

Total operating expenses	101,166	93,101	9%	198,639	171,132	16%
Operating income (loss)	30,559	32,772	–7%	59,450	54,153	10%
Other income and (expenses)	101	(33)	N/M	204	(18)	N/M
Income (loss) from equity method investments	266	195	36%	2,335	3,060	–24%

Income (loss) before income taxes	30,926	32,934	–6%	61,989	57,195	8%
Provision for income taxes	4,721	6,079	–22%	10,165	10,379	–2%

Net income (loss)	$26,205	$26,855	–2%	$51,824	$46,816	11%

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

        We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client or the inability of our client to restructure its operations or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out-of-pocket expenses.

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

  Three Months Ended June 30, 2016 versus 2015

        Revenues were $131.7 million for the three months ended June 30, 2016 as compared with $125.9 million for the same period in 2015, representing an increase of 5%. The increase in revenues was primarily driven by increased M&A related activity and higher M&A related fees per completed transaction.

        For the three months ended June 30, 2016 and 2015 we earned revenues from 140 and 112 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 35 clients from 29 clients for the same period of 2015.

  Six Months Ended June 30, 2016 versus 2015

        Revenues were $258.1 million for the six months ended June 30, 2016 as compared with $225.3 million for the same period in 2015, representing an increase of 15%. The increase in revenues was primarily driven by increased M&A related activity and higher M&A related fees per completed transaction.

        For the six months ended June 30, 2016 and 2015 we earned revenues from 184 and 168 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 62 clients from 63 clients for the same period of 2015.

Operating Expenses

        The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			2016 vs. 2015			2016 vs. 2015
($ in thousands)	2016	2015		2016	2015
Expenses:
Compensation and benefits	$78,198	$69,663	12%	$152,866	$125,056	22%
% of revenues	59%	55%		59%	56%
Non-compensation expenses	$22,968	$23,438	–2%	$45,773	$46,076	–1%
% of revenues	17%	19%		18%	20%

Total operating expenses	$101,166	$93,101	9%	$198,639	$171,132	16%
% of revenues	77%	74%		77%	76%

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

  Three Months Ended June 30, 2016 versus 2015

        Operating expenses were $101.2 million for the three months ended June 30, 2016 and represented 77% of revenues, compared with $93.1 million for the same period in 2015 which represented 74% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by higher compensation expenses due to increased headcount, an additional tranche of equity amortization as compared to the prior year, as well as modified vesting terms associated with that equity which have a five year pro-rata vest for Managing Directors as compared with awards issued in the previous two years which have a five year vest, pro-rata in years three, four and five.

  Six Months Ended June 30, 2016 versus 2015

        Operating expenses were $198.6 million for the six months ended June 30, 2016 and represented 77% of revenues, compared with $171.1 million for the same period in 2015 which represented 76% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by higher compensation expenses due to increased headcount, an additional tranche of equity amortization as compared to the prior year, as well as modified vesting terms associated with that equity which have a five year pro-rata vest for Managing Directors as compared with awards issued in the previous two years which have a five year vest, pro-rata in years three, four and five.

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

  Three Months Ended June 30, 2016 versus 2015

        For the three months ended June 30, 2016, compensation-related expenses of $78.2 million represented 59% of revenues, compared with $69.7 million which represented 55% of revenues in the prior year period. The increase in compensation expenses primarily relates to a combination of greater revenue and an increase in headcount plus increased equity amortization during 2016 as compared with 2015.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $59.8 million and $46.1 million for the three months ended June 30, 2016 and 2015, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $18.5 million and $23.6 million for the three months ended June 30, 2016 and 2015, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. Although the overall compensation expense pool increased during the three months ended June 30, 2016 as compared with 2015, there was a decrease in discretionary compensation due to the increase in fixed compensation expense exceeding the growth in the overall compensation pool.

  Six Months Ended June 30, 2016 versus 2015

        For the six months ended June 30, 2016, compensation-related expenses of $152.9 million represented 59% of revenues, compared with $125.1 million which represented 56% of revenues in the prior year period. The increase in compensation expenses primarily relates to a combination of greater revenue and an increase in headcount plus increased equity amortization during 2016 as compared with 2015.

        Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $116.0 million and $86.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $36.9 million and $38.7 million for the six months ended June 30, 2016 and 2015, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. Although the overall compensation expense pool increased during the six months ended June 30, 2016 as compared with 2015, there was a decrease in discretionary compensation due to the increase in fixed compensation expense exceeding the growth in the overall compensation pool.

Non-Compensation Expenses

        Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted within the appropriate non-compensation expense line.

        Historically, our non-compensation expenses, particularly occupancy and travel costs associated with business development, have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients' evolving needs.

  Three Months Ended June 30, 2016 versus 2015

        For the three months ended June 30, 2016, non-compensation expenses of $23.0 million represented 17% of revenues, compared with $23.4 million which represented 19% of revenues in the prior year period. Non-compensation expense remained relatively flat year-over-year, but decreased as a percentage of revenues primarily due to higher revenues. Non-compensation expenses varied such as professional fees which decreased due to lower utilization and other expenses decreased due to business tax refunds while occupancy expense increased due to a sublease loss reserve recognized in the second quarter of 2016.

  Six Months Ended June 30, 2016 versus 2015

        For the six months ended June 30, 2016, non-compensation expenses of $45.8 million represented 18% of revenues, compared with $46.1 million which represented 20% of revenues in the prior year period. Non-compensation expense remained relatively flat year-over-year, but decreased as a percentage of revenues primarily due to higher revenues. Non-compensation expenses varied such as professional fees which decreased due to lower utilization and other expenses decreased due to business tax refunds while occupancy expense increased due to a sublease loss reserve recognized in the second quarter of 2016.

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

  Investment in Joint Venture

        On April 1, 2010, we entered into the Australian JV, investing a combination of cash and certain net assets in exchange for a 50% interest in the Australian JV. The remaining 50% of the Australian JV is owned by an Australian trust established by and for the benefit of Australian executives. The Australian JV's business is offering advisory services as well as equity capital markets and research business, sales and trading business covering Australian public equity securities and an asset management business. Advisory fees are generally recognized at key transaction milestones, so the revenues earned by the Australian JV can vary significantly from period to period. The Australian JV has offices in Sydney and Melbourne.

  Three Months Ended June 30, 2016 versus 2015

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.2 and $0.0 million for the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, the Australian JV's revenues increased by 46% compared with the same period in 2015. Operating expenses increased 35% during the three months ended June 30, 2016 when compared with the same period in 2015.

  Six Months Ended June 30, 2016 versus 2015

        Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.6 and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Australian JV's revenues increased by 16% compared with the same period in 2015. Operating expenses increased 11% during the six months ended June 30, 2016 when compared with the same period in 2015.

  Other Equity Method Investment

        In June 2014, the Company made an investment into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements.

  Three Months Ended June 30, 2016 versus 2015

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $0.0 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.

  Six Months Ended June 30, 2016 versus 2015

        Income (loss) from equity method investments related to our investment in an entity which invests in funds was $1.7 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

Provision for Income Taxes

        Prior to the Company's reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax ("UBT") and certain other foreign, state and local taxes. The Company's operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of the non-controlling interest, which is primarily made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company's reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

  Three Months Ended June 30, 2016 versus 2015

        The Company's provision for income taxes and effective tax rates were $4.7 million and 15% and $6.1 million and 18% for the three months ended June 30, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes. The net decrease in our effective tax rate is primarily a result of changes in the geographic mix of our business.

  Six Months Ended June 30, 2016 versus 2015

        The Company's provision for income taxes and effective tax rates were $10.2 million and 16% and $10.4 million and 18% for the six months ended June 30, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company's allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

Liquidity and Capital Resources

        Our current assets have historically comprised cash, short-term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year's results. We also distribute estimated partner tax payments primarily in the first quarter of each year in respect of the prior year's operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash then typically increases over the remainder of the year.

        We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2016 and December 31, 2015, the Company had cash equivalents of $73.3 million and $178.9 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of June 30, 2016 and December 31, 2015, the Company had cash of $39.8 million and $69.1 million, respectively, maintained in U.S. and non-U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation ("FDIC") and U.K. Financial Services Compensation Scheme ("FSCS") coverage limits.

        In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2016 and December 31, 2015, the Company held $63.0 million and $38.0 million of U.S. Treasury Bills classified as investments, respectively.

        Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of June 30, 2016 and December 31, 2015 accounts receivable were $26.7 million and $28.9 million, respectively, net of allowances of $1.4 million and $1.1 million, respectively.

        To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company's option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2016, the Company had no borrowings under the credit facility.

        As of June 30, 2016, the Company's available credit under this facility was $33.2 million as a result of the issuance of an aggregate amount of $6.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

        The Board of Directors of Moelis & Company declared a quarterly dividend of $0.32 per share to be paid on September 6, 2016 to Class A common stockholders of record on August 22, 2016. During the six months ended June 30, 2016 the Company declared and paid dividends of $1.40 per share.

Regulatory Capital

        We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of June 30, 2016 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker-dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Six Months Ended June 30,
($ in thousands)	2016	2015
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$51,824	$46,816
Non-cash charges	37,669	20,153
Other operating activities	(75,057)	(95,349)

Total operating activities	14,436	(28,380)
Investing Activities	(27,536)	10,944
Financing Activities	(120,429)	(53,797)
Effect of exchange rate changes	(1,366)	924

Net increase (decrease) in cash	(134,895)	(70,309)
Cash and cash equivalents, beginning of period	248,022	197,944

Cash and cash equivalents, end of period	$113,127	$127,635

  Six Months Ended June 30, 2016

        Cash and cash equivalents were $113.1 million at June 30, 2016, a decrease of $134.9 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $14.4 million primarily attributable to cash collected from clients during the period, partially offset by discretionary bonuses earned in 2015 and paid in 2016. Investing activities resulted in a net outflow of $27.5 million primarily attributable to the purchase of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $120.4 million primarily related to the payment of a dividends and tax distributions.

  Six Months Ended June 30, 2015

        Cash and cash equivalents were $127.6 million at June 30, 2015, a decrease of $70.3 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net outflow of $28.4 million primarily attributable to discretionary bonuses earned in 2014 and paid in 2015, partially offset by cash collected from clients during the period. Investing activities resulted in a net inflow of $10.9 million primarily attributable to proceeds from sales of investments, partially offset by the purchase of investments. Financing activities resulted in a net outflow of $53.8 million primarily related to tax distributions and payment of the quarterly dividend.

Contractual Obligations

        The following table sets forth information relating to our contractual obligations as of June 30, 2016:

	Payment Due by Period
($ in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases (net of $351 committed sublease income)	$93,644	$16,914	$34,468	$22,999	$19,263
Tax Receivable Agreement	120,774	5,064	10,824	12,112	92,774

Total	$214,418	$21,978	$45,292	$35,111	$112,037

        As of June 30, 2016, the Company has a total payable of $120.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. No payment due pursuant to the tax receivable agreement was made during the first half of 2016.

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

  Exchange Rate Risk

        The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company's non-U.S. dollar denominated assets and liabilities. Non-functional currency-related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2016 and 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a loss of $0.6 million and income of $2.4 million, respectively, and a loss of $0.7 million and income of $1.6 million for the six months ended June 30, 2016 and 2015, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

        ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company's assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2016 and 2015, no such amounts were recorded.

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

The U.K. exit from the European Union could adversely affect our business.

        The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union is unprecedented. It is unclear how the U.K.'s access to the EU Single Market, and the wider legal and regulatory environment in which we and our clients operate, will be impacted and how this will affect our and their businesses and the global macroeconomic environment. The uncertainty surrounding the terms of the U.K.'s exit and its consequences could adversely impact business activity, economic conditions, client and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from M&A transactions, particularly in Europe, and our results of operations and financial condition. We will monitor the impact of Brexit and may make adjustments within the region.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

        None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30	23,389	$28.23	—	$20.0 million
May 1 - May 31	313	26.76	—	20.0 million
June 1 - June 30	3,468	26.99	—	20.0 million

Total	27,170	$28.05	—	$20.0 million

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of August, 2016.

MOELIS & COMPANY
/s/ KENNETH MOELIS Kenneth Moelis Chief Executive Officer
/s/ JOSEPH SIMON Joseph Simon Chief Financial Officer