Form 10-Q
period 2016-09-30
Moelis & Co
filed 2016-11-03
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001‑36418

Moelis & Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑4500216 (I.R.S. Employer Identification No.)
399 Park Avenue, 5th Floor, New York NY (Address of principal executive offices)	10022 (Zip Code)

(212) 883‑3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). ☐ Yes  ☒ No

As of October 27, 2016, there were 20,588,226 shares of Class A common stock, par value $0.01 per share, and 31,138,193 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$202,611	$248,022
Restricted cash	769	819
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $596 and $1,149 as of September 30, 2016 and December 31, 2015, respectively	25,583	28,937
Other receivables	9,765	10,333
Total receivables	35,348	39,270
Deferred compensation	9,729	9,040
Investments at fair value (cost basis $33,598 and $38,628 as of September 30, 2016 and December 31, 2015, respectively)	33,506	38,624
Equity method investments	20,309	17,459
Equipment and leasehold improvements, net	9,079	8,698
Deferred tax asset	168,668	165,505
Prepaid expenses and other assets	10,329	12,024
Total assets	$490,348	$539,461
Liabilities and Equity
Compensation payable	$69,650	$124,233
Accounts payable and accrued expenses	13,139	21,203
Amount due pursuant to tax receivable agreement	120,774	120,334
Deferred revenue	13,310	7,003
Other liabilities	10,951	9,270
Total liabilities	227,824	282,043
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,894,035 issued and 20,532,287 outstanding at September 30, 2016; 1,000,000,000 authorized, 20,536,740 issued and 20,273,118 outstanding at December 31, 2015	209	205
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,138,193 issued and outstanding at September 30, 2016; 1,000,000,000 authorized, 31,229,236 issued and outstanding at December 31, 2015	311	312
Treasury stock, at cost; 361,748 and 263,622 shares as of September 30, 2016 and December 31, 2015, respectively	(10,237)	(7,616)
Additional paid-in-capital	256,531	190,703
Retained earnings (accumulated deficit)	(37,596)	(15,338)
Accumulated other comprehensive income (loss)	(444)	108
Total Moelis & Company equity	208,774	168,374
Noncontrolling interests	53,750	89,044
Total equity	262,524	257,418
Total liabilities and equity	$490,348	$539,461

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$150,676	$151,789	$408,765	$377,074
Expenses
Compensation and benefits	88,046	86,277	240,912	211,333
Occupancy	4,096	3,836	14,941	11,228
Professional fees	2,804	5,116	7,551	12,813
Communication, technology and information services	5,496	4,862	16,101	13,403
Travel and related expenses	4,490	5,951	16,452	16,695
Depreciation and amortization	817	646	2,359	1,954
Other expenses	4,813	5,192	10,885	15,586
Total expenses	110,562	111,880	309,201	283,012
Operating income (loss)	40,114	39,909	99,564	94,062
Other income and (expenses)	187	(456)	391	(474)
Income (loss) from equity method investments	1,562	450	3,897	3,510
Income (loss) before income taxes	41,863	39,903	103,852	97,098
Provision for income taxes	6,550	5,273	16,715	15,652
Net income (loss)	35,313	34,630	87,137	81,446
Net income (loss) attributable to noncontrolling interests	25,824	24,540	63,785	58,889
Net income (loss) attributable to Moelis & Company	$9,489	$10,090	$23,352	$22,557
Weighted-average shares of Class A common stock outstanding
Basic	20,926,745	20,184,835	20,807,189	19,919,675
Diluted	24,301,063	21,466,021	23,516,239	21,105,523
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.45	$0.50	$1.12	$1.13
Diluted	$0.39	$0.47	$0.99	$1.07
Dividends declared per share of Class A common stock	$0.32	$0.30	$1.72	$0.70

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$35,313	$34,630	$87,137	$81,446
Unrealized gain (loss) on investments	(148)	—	(105)	—
Foreign currency translation adjustment, net of tax	(668)	(1,583)	(1,368)	(17)
Other comprehensive income (loss)	(816)	(1,583)	(1,473)	(17)
Comprehensive income (loss)	34,497	33,047	85,664	81,429
Less: Comprehensive income attributable to noncontrolling interests	25,312	23,546	62,864	58,891
Comprehensive income (loss) attributable to Moelis & Company	$9,185	$9,501	$22,800	$22,538

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$87,137	$81,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	124	668
Depreciation and amortization	2,359	1,954
(Income) loss from equity method investments	(3,897)	(3,510)
Equity-based compensation	56,313	33,337
Deferred tax provision	(1,931)	595
Other	700	484
Changes in assets and liabilities:
Accounts receivable	2,763	(11,913)
Other receivables	1,234	(1,376)
Prepaid expenses and other assets	1,342	(2,397)
Deferred compensation	(841)	(2,863)
Compensation payable	(53,017)	(62,206)
Accounts payable and accrued expenses	(7,664)	(2,233)
Deferred revenue	6,324	1,925
Dividends received	804	2,473
Other liabilities	2,075	540
Net cash provided by (used in) operating activities	93,825	36,924
Cash flows from investing activities
Purchase of investments	(95,919)	(129,984)
Proceeds from sales of investments	101,000	57,000
Return of capital from equity method investments	9	221
Notes issued to employees	(852)	—
Purchase of equipment and leasehold improvements	(2,737)	(2,902)
Change in restricted cash	(30)	(32)
Net cash provided by (used in) investing activities	1,471	(75,697)
Cash flows from financing activities
Dividends and distributions	(135,751)	(64,394)
Purchase of treasury stock	(2,621)	(7,006)
Payments under tax receivable agreement	—	—
Excess tax benefits from equity-based compensation	90	449
Class A partnership units and other equity purchased	—	(90)
Net cash provided by (used in) financing activities	(138,282)	(71,041)
Effect of exchange rate fluctuations on cash and cash equivalents	(2,425)	(294)
Net increase (decrease) in cash and cash equivalents	(45,411)	(110,108)
Cash and cash equivalents, beginning of period	248,022	197,944
Cash and cash equivalents, end of period	$202,611	$87,836
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$20,609	$19,280
Other non-cash activity
Class A Partnership Units or other equity converted into Class A Common Stock	$783	$4,478
Dividend equivalents issued	$10,276	$2,732

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except per share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	23,352	—	63,785	87,137
Equity-based compensation	253,757	(2,132)	—	3	—	—	53,934	—	—	2,376	56,313
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(552)	(921)	(1,473)
Dividends ($1.72 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	10,276	(45,610)	—	(100,417)	(135,751)
Treasury stock purchases	—	—	(98,126)	—	—	(2,621)	—	—	—	—	(2,621)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	103,538	(88,911)	—	1	(1)	—	900	—	—	(117)	783
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(48)	—	—	—	(48)
Other	—	—	—	—	—	—	766	—	—	—	766
Balance as of September 30, 2016	20,894,035	31,138,193	(361,748)	$209	$311	$(10,237)	$256,531	$(37,596)	$(444)	$53,750	$262,524
Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	22,557	—	58,889	81,446
Equity-based compensation	84,841	(5,412)	—	1	—	—	30,479	—	—	2,857	33,337
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(19)	2	(17)
Dividends ($0.70 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	2,732	(16,792)	—	(50,334)	(64,394)
Treasury stock purchases	—	—	(242,619)	—	—	(7,006)	—	—	—	—	(7,006)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	545,115	(257,401)	—	5	(2)	—	5,112	—	—	(727)	4,388
Net excess tax benefit from equity- based compensation	—	—	—	—	—	—	435	—	—	—	435
Balance as of September 30, 2015	20,400,849	31,358,729	(242,619)	$204	$314	$(7,006)	$175,654	$(18,353)	$66	$71,695	$222,574

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

Moelis & Company and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) is a leading global investment bank, incorporated in Delaware. Prior to the Company’s IPO in April 2014, the business operated as a Delaware limited partnership that commenced operations during 2007. Following Moelis & Company’s IPO, the operations are owned by Moelis & Company Group LP (“Group LP”), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. Moelis & Company’s shareholders are entitled to receive a portion of Group LP’s economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units.

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

Basis of Presentation—The condensed consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

• Moelis & Company LLC (“Moelis U.S.”), a Delaware limited liability company, a registered broker‑dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

• Moelis & Company International Holdings LLC (“Moelis International”), a Delaware limited liability company, owns the following entities:
•

Moelis & Company UK LLP (“Moelis UK”), a limited liability partnership registered under the laws of England and Wales. In addition to the United Kingdom, Moelis UK maintains operations through the following branches:

•	Moelis & Company UK LLP, French Branch (French branch)
•	Moelis & Company Europe Limited, Frankfurt am Main (German branch)
•	Moelis & Company UK LLP, DIFC Branch (Dubai branch)
•	50% of Moelis Australia Holdings PTY Limited (“Moelis Australia Holdings”, or the “Australian JV”), a joint venture with Magic Trust Trustee PTY Limited (the “Trust”).
•

Moelis & Company Asia Limited (“Moelis Asia”), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through Hong Kong

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Moelis & Company Asia Limited Beijing Representative Office, as well as having a wholly-owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.
•	Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.
•	Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidation—The Company’s policy is to consolidate (i) entities, other than limited partnerships, in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

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

In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for doubtful accounts;
•	the realization of deferred taxes;
•	the measurement of equity‑based compensation; and

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

Cash and Cash Equivalents—Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

As of September 30, 2016, the Company had cash equivalents of $154,161 (December 31, 2015: $178,872) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of September 30, 2016, the Company had cash of $48,450 (December 31, 2015: $69,150) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme Coverage limits).

Restricted Cash—As of September 30, 2016 and December 31, 2015, the Company held cash of $769 and $819, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

Receivables—The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

The Company maintains an allowance for doubtful accounts that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company.

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge‑off the receivable. This is determined based on several factors including the age of the accounts receivable and the credit worthiness of the customer. This has the effect of reducing both the gross receivable and the allowance for doubtful accounts.

Deferred Compensation—Deferred compensation costs represent arrangements with certain employees whereby cash payments are subject to a required period of service subsequent to payment by the Company. These amounts are charged to expenses over the period that the employee is required to provide services in order to vest in the payment.

Financial Instruments at Fair Value—Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily‑available actively quoted prices or for which fair value can be measured from actively‑quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level 3—Pricing inputs are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company’s management.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the instrument.

For level 3 investments in which pricing inputs are unobservable and limited market activity exists, management’s determination of fair value is based on the best information available, may incorporate management’s own assumptions and involves a significant degree of judgment.

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

Equipment and Leasehold Improvements—Office equipment and furniture and fixtures are stated at cost less accumulated depreciation, which is determined using the straight‑line method over the estimated useful lives of the assets, ranging from three to seven years, respectively. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight‑line method over the lesser of the term of the lease or the estimated useful life of the asset.

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated statements of financial condition and any gain or loss is reflected in the condensed consolidated statements of operations.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement—In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP. These increases in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and subsequent exchanges described above as a deferred tax asset in the condensed consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase and subsequent exchanges described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $4,051 and $3,639 for the three months ended September 30, 2016 and 2015, respectively, and $11,445 and $9,510 for the nine months ended September 30, 2016 and 2015, respectively.

Equity‑based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest.

For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service‑based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 7 for further discussion.

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

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2016 and 2015, no such amounts were recorded.

Foreign Currency Translation—Assets and liabilities held in non‑U.S. dollar denominated (functional) currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non‑U.S. currency is designated the functional currency of the subsidiary. Non‑functional currency related transaction gains and losses are immediately recorded in the condensed consolidated statements of operations.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which provides amendments that defer the effective date of ASU 2014-09 by one year. In March and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, both entitled, “Revenue from Contracts with Customers”. The amendments provide clarification on the implementation guidance for principal versus agent considerations and for identifying performance obligations and licensing in Topic 606, but the updates do not change the core principles of the codification. Similarly, in May 2016 the FASB issued ASU 2016-12 to modify narrow aspects of Topic 606, but not the core principles. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments with readily determinable fair values (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures” (“ASU 2016-07”). ASU 2016-07 simplifies the accounting for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence by eliminating the requirement of adjusting the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2016-07 will not have a material impact on the Company’s condensed consolidated financial statements.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment awards to employees. The amendments in the update affect several aspects of Topic 718, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its condensed consolidated financial statements.

In August 2016, the FASB issues ASU No. 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides more standardized guidance to improve consistency surrounding the classification of certain cash payments and receipts between the operating, investing, and financing sections of the statement of cash flows. These transactions include the settlement of certain debt instruments, distributions received from equity-method investees and other transactions. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on its condensed consolidation financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides clearer guidance related to current and deferred income taxes driven by intra-entity asset transfers. Specifically, this ASU states that an entity should recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur whereas in the past, certain entities did not recognize these impacts until the asset was sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-16 will have on its condensed consolidation financial statements.

4. EQUITY METHOD INVESTMENTS

Investment in Joint Venture

On April 1, 2010, the Company entered into a 50‑50 joint venture in Moelis Australia Holdings, investing a combination of cash and certain net assets of its wholly‑owned subsidiary, Moelis Australia, in exchange for its interests. The remaining 50% is owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

For the three months ended September 30, 2016 and 2015, income of $1,571 and $163 was recorded on this investment, respectively, and for the nine months ended September 30, 2016 and 2015, income of $2,176 and $442 was recorded on this investment, respectively.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three months ended September 30, 2016 and 2015, a loss of $9 and income of $287 was recorded on this investment,

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

respectively, and for the nine months ended September 30, 2016 and 2015, $1,721 and $3,068 of income was recorded on this investment, respectively.

During the nine months ended September 30, 2016 and 2015, the Company received cash distributions from this entity in the amount of $813 and $2,694, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consist of the following:

	September 30,	December 31,
	2016	2015
Office equipment	$12,449	$11,193
Furniture and fixtures	3,259	2,916
Leasehold improvements	8,049	7,073
Total	23,757	21,182
Less accumulated depreciation and amortization	(14,678)	(12,484)
Equipment and leasehold improvements, net	$9,079	$8,698

Depreciation and amortization expenses for fixed assets totaled $817 and $646 for the three months ended September 30, 2016 and 2015, respectively, and $2,359 and $1,954 for the nine months ended September 30, 2016 and 2015, respectively.

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

Level 3—Pricing inputs are unobservable for the instruments and include situations in which there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company’s management.

The estimated fair values of government securities money markets and U.S. Treasury Bills as of September 30, 2016 and December 31, 2015 are based on quoted prices for recent trading activity in identical or similar instruments.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

In 2015 the Company received convertible notes as compensation for its services and classified this investment as available-for-sale. The convertible notes did not have readily determinable market values and were categorized accordingly as level 3. The fair value of the convertible notes was recorded at the initial transaction price at which such notes were purchased by third party investors in the capital market transaction on which the Company provided services. In July 2016, the issuer of the convertible notes consummated its initial public offering and the notes converted into common stock of the issuer at a discounted conversion rate equal to the principal value of the notes plus accrued interest. The common stock is classified as available-for-sale and the subsequent measurement of its fair value is recorded based upon the quoted price in its active market. Unrealized changes in fair value are reflected in other comprehensive income in the condensed consolidated financial statements.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of September 30, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$112,485	$42,487	$69,998	$—
Government securities money market	41,676	—	41,676	—
Investments
U.S. treasury bills	32,976	—	32,976	—
Common stock	530	530	—	—
Total financial assets	$187,667	$43,017	$144,650	$—

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$100,996	$71,998	$28,998	$—
Government securities money market	77,876	—	77,876	—
Investments
U.S. treasury bills	37,989	19,990	17,999	—
Convertible notes	635	—	—	635
Total financial assets	$217,496	$91,988	$124,873	$635

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company’s investment classified as level 3 are as follows for the nine months ended September 30, 2016.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Convertible notes
January 1, 2016	$635
Unrealized gains (losses) included in accumulated other comprehensive income	22
March 31, 2016	657
Unrealized gains (losses) included in accumulated other comprehensive income	21
June 30, 2016	678
Transfer out of level 3 due to conversion of convertible notes to common stock	(678)
September 30, 2016	$—

During the nine months ended September 30, 2016, convertible notes held by the Company which were classified as level 3 were converted into common stock due to the occurrence of an initial public offering described above. As a result, the convertible notes classified as level 3 were converted to common stock classified as level 1.

At the end of the reporting period, the Company reviews U.S. treasury bills held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury bill held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the three and nine months ended September 30, 2016, there were transfers of $7,984 from level 1 to level 2 related to U.S. treasury bills that were initially acquired as on-the-run and classified as level 1, but subsequently transferred to level 2 as a result of becoming off-the-run. There were no transfers between level 1, level 2 or level 3 during the three or nine months ended September 30, 2015.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2016 and 2015 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016		2015		2016		2015
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$9,489		$10,090		$23,352		$22,557
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$9,489		$10,090		$23,352		$22,557
Denominator:
Weighted average shares of Class A common stock outstanding—basic	20,926,745		20,184,835		20,807,189		19,919,675
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	3,374,318	(b)	1,281,186	(b)	2,709,050	(b)	1,185,848	(b)
Weighted average shares of Class A common stock outstanding—diluted	24,301,063		21,466,021		23,516,239		21,105,523
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.45		$0.50		$1.12		$1.13
Diluted	$0.39		$0.47		$0.99		$1.07

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 58,000,602 and 55,398,692 for the three months ended September 30, 2016 and 2015, respectively, and 57,335,334 and 55,303,354 for the nine months ended September 30, 2016 and 2015, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

impact). For the three and nine months ended September 30, 2016 and 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)During the three and nine months ended September 30, 2016 and 2015, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended September 30, 2016 and 2015, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 2,552 and 15,397 units, respectively, and 1,211 and 7,945 units for the nine months ended September 30, 2016 and 2015, respectively. Additionally, during the three months ended September 30, 2016 and 2015, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 973,859 and 1,049,977, respectively, and 1,048,196 and 0 weighted average options for the nine months ended September 30, 2016 and 2015, respectively.

8. EQUITY‑BASED COMPENSATION

Partnership Units

Prior to the Company’s restructuring and IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units and employees holding units. The common partners contributed capital to the partnership and were not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non‑Managing Director employees were granted units as part of their incentive arrangements and these units generally vest based on service ratably over four years. In connection with the Company’s restructuring and IPO, substantially all of the Managing Director partner equity subject to vesting had been accelerated. Units granted to non‑Managing Director employees were not accelerated in connection with the Company’s restructuring and IPO and continue to vest based on the original terms of the grant.

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of September 30, 2016, partners held 33,698,300 Group LP partnership units, 578,171 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $743 and $945 for the three months ended September 30, 2016 and 2015, respectively, and expenses of $2,376 and $2,857 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $3,974 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 1.7 years, using the graded vesting method.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

2014 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non‑employee directors, independent contractors, partners, senior advisors and consultants. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock‑based awards and cash awards.

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of September 30, 2016, approximately $20 million of shares remain that may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended September 30, 2016 and 2015, the Company recognized expenses of $16,439 and $10,826 respectively, and expenses of $51,233 and $27,398 for the nine months ended September 30, 2016 and 2015, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2016 and 2015.

	Restricted Stock & RSUs
	2016		2015
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	5,123,481	$28.67	2,473,624	$25.86
Granted	3,787,723	24.09	2,615,660	31.92
Forfeited	(74,739)	26.05	(36,903)	28.79
Vested	(586,953)	28.30	(92,717)	27.45
Unvested Balance at September 30,	8,249,512	$26.81	4,959,664	$28.93

As of September 30, 2016, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $103,327. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted‑average period over which this compensation expense is expected to be recognized at September 30, 2016 is 2.0 years.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Stock Options

Pursuant to the Plan, the Company issued 3,501,881 stock options in 2014 which vest over a five‑year period. The Company estimated the fair value of stock option awards at grant using the Black‑Scholes valuation model with the following assumptions:

Assumptions
Expected life (in years)	6
Weighted-average risk free interest rate	1.91%
Expected volatility	35%
Dividend yield	2.72%
Weighted-average fair value at grant date	$6.70

On November 24, 2014 and March 4, 2016 the Company paid special dividends of $1.00 and $0.80 per share, respectively. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $1.80 from $25.00 per share to $23.20 per share.

The following table summarizes activity related to stock options for the nine months ended September 30, 2016 and 2015.

	Stock Options Outstanding
	2016		2015
		Weighted-Average		Weighted-Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	3,081,203	$23.20	3,296,906	$24.00
Grants	—	—	—	—
Exercises	—	—	—	—
Forfeiture or expirations	(208,975)	23.20	(174,727)	24.00
Outstanding at September 30,	2,872,228	$23.20	3,122,179	$24.00

For the three months ended September 30, 2016 and 2015, the Company recognized expenses of $426 and $1,048, respectively, and expenses of $2,704 and $3,082 for the nine months ended September 30, 2016 and 2015, respectively, in relation to these stock options. As of September 30, 2016, the total compensation expense related to unvested stock options not yet recognized was $6,954. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted‑average period of 2.1 years.

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

As of September 30, 2016, 20,894,035 shares of Class A common stock were issued and 20,532,287 shares were outstanding. As of December 31, 2015, 20,536,740 shares of Class A common stock were issued and 20,273,118 shares were outstanding, due primarily to the IPO and secondary offering transactions described above.

Class B Common Stock

IPO and Reorganization

In conjunction with Moelis & Company’s IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP (“Partner Holdings”) holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock (up to a maximum of 20,000 shares). Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

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

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

As of September 30, 2016 and December 31, 2015, 31,138,193 and 31,229,236 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and secondary offering transactions described above.

Treasury Stock

During the nine months ended September 30, 2016 and 2015, the Company repurchased 98,126 and 242,619 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $2,621 and $7,006, respectively, in the treasury stock balance on the Company’s condensed consolidated statement of financial condition as of September 30, 2016 and December 31, 2015.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2016 and December 31, 2015, partners held 33,698,300 and 33,803,921 Group LP partnership units, respectively, representing a 62% and 63% noncontrolling interest in Moelis & Company, respectively.

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,532,287 shares of Class A common stock outstanding at September 30, 2016 represents the controlling interest.

10. RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For each of the three months ended September 30, 2016 and 2015, the Company incurred $312 in aircraft lease costs to be paid to Manager, respectively, and $936 in aircraft costs for each of the nine months ended September 30, 2016 and 2015, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of September 30, 2016, there were $937 of unsecured promissory notes from employees held by the Company (December 31, 2015: $119). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of September 30, 2016 and December 31, 2015 bear a fixed interest rate of 4.00%. During each of the nine months ended September 30, 2016 and 2015, the Company received $0 of principal repayments and recognized interest income of $15 and $4, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $285 and $420 for the three months ended September 30, 2016 and 2015, respectively, and $996 and $1,265 for the nine months ended September 30, 2016 and 2015, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of September 30, 2016 and December 31, 2015, the Company had balances due from Moelis Asset Management LP of $0 and $3, respectively.

Joint Venture—As of September 30, 2016 and December 31, 2015, the Company had a net balance due from the Australian JV of $1,035 and a net balance due to the Australian JV of $167, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed and billable expenses incurred on behalf of the Company during the period, offset by expenses paid by the Company on behalf of the Australian JV. The relationship between the Company and the Australian JV is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three months ended September 30, 2016 and 2015, a loss of $9 and income of $287 was recorded on this investment, respectively, and income of $1,721 and $3,068 was recorded on this investment for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the Company received cash distributions from this entity in the amounts of $813 and $2,694 respectively.

Revenues—From time to time, Moelis Asset Management LP and its affiliates hire the Company to provide financial advisory services in the ordinary course of business. The Company earned revenues associated with such transactions of $170 and $1,299 for the three months ended September 30, 2016 and 2015, respectively, and revenues of $7,186 and $5,635 for the nine months ended September 30, 2016 and 2015, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2016, Moelis U.S. had net capital of $82,939, which was $82,689 in excess of its required net capital. At December 31, 2015, Moelis U.S. had net capital of $41,373 which was $41,123 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At September 30, 2016, the aggregate regulatory net capital of Moelis UK was $21,253 which exceeded the minimum requirement by $21,197. At December 31, 2015, the aggregate regulatory net capital of Moelis UK was $17,586, which exceeded the minimum requirement by $17,531.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of September 30, 2016, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2016 and December 31, 2015, the Company had no borrowings under the credit facility.

As of September 30, 2016, the Company’s available credit under this facility was $33,160 as a result of the issuance of an aggregate amount of $6,840 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,342 and $3,192 for the three months ended September 30, 2016 and 2015, respectively, and expenses of $12,801 and $9,577 for the nine months ended September 30, 2016 and 2015, respectively. During the second quarter, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to operating leases for the three and nine months ended September 30, 2016, includes $0 and 2,359 related to the aforementioned sublease loss reserve, respectively.

The Company subleases office space under agreements which expire in October 2016. Sublease income from such agreements were $260 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $784 and $0 for the nine months ended September 30, 2016 and 2015, respectively, which were included as reductions of occupancy expense on the condensed consolidated statements of operations.

The future minimum rental payments required under the operating leases in place at September 30, 2016, are as follows:

Fiscal year ended	Amount
Remainder of 2016 (net of $85 committed sublease income)	$4,305
2017	17,242
2018	17,128
2019	17,126
2020	11,239
Thereafter	21,952
Total	$88,992

Contractual Arrangements—In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

Joint Venture Put and Call Options—In connection with the Company’s Australian JV, the Company granted a put option in April 2010 enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company at fair value. The put option can be exercised if the key senior Australian executive ceases to be employed by the Australian JV (including due to death, disability or resignation but excluding termination for cause) and following such cessation of employment, the key senior Australian executive, the remaining Australian executives and the Company are unable to agree upon a restructuring of the Australian JV. If the put option is exercised, the Company will be required to pay 50% of the purchase price upon exercise and the remaining balance within 18 months (in cash or listed stock). In addition, since April 2010, the Company has held a call option to purchase the shares from the Trust at fair value with payment terms equal to those called for under the put option.

Legal—In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense recognized in the quarter ended December 31, 2015. The Company paid $2.8 million in September 2016 into an escrow account pending final court approval of the settlement.

Moelis & Company

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands)

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2016 and 2015, in the amounts of $462 and $361, respectively, and $1,436 and $1,017 for the nine months ended September 30, 2016 and 2015, respectively.

14. INCOME TAXES

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes and effective tax rate were $6,550 and 16% and $5,273 and 13% for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s provision for income taxes and effective tax rate were $16,715 and 16% and $15,652 and 16%, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at prevailing U.S. federal, state and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

The Company recorded an increase in the net deferred tax asset of $3,163 for the nine months ended September 30, 2016, which was primarily attributable to an increase in deferred compensation and the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock during the period. Approximately $518 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $440) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

15. BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

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

There were no clients that accounted for more than 10% of revenues for the three or nine months ended September 30, 2016 or 2015. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
United States	$125,380	$130,704	$338,332	$295,221
Europe	17,503	18,461	41,625	67,456
Rest of World	7,793	2,624	28,808	14,397
Total	$150,676	$151,789	$408,765	$377,074

	September 30,	December 31,
	2016	2015
Assets:
United States	$419,671	$463,984
Europe	26,579	45,067
Rest of World	44,098	30,410
Total	$490,348	$539,461

16. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company declared a quarterly dividend of $0.32 per share to be paid on December 7, 2016 to Class A common stockholders of record on November 22, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10‑Q and our audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Forward‑Looking Statements and Certain Factors that May Affect Our Business

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10‑Q. We have made statements in this discussion that are forward‑looking statements. In some cases, you can identify these statements by forward‑looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward‑looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward‑looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our Annual Report on Form 10‑K and in this Form 10‑Q.

Although we believe the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward‑looking statements. You should not rely upon forward‑looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward‑looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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

We were founded in July 2007 by veteran investment bankers to create a global independent investment bank that offers multi‑disciplinary solutions and exceptional transaction execution. We opened for business in New York and Los Angeles with a team of top tier advisory professionals. The dislocation in the financial services industry caused by the global financial crisis provided us with a unique opportunity to rapidly build a firm with global scale and broad advisory expertise, and we more than tripled our professional headcount from the end of 2008 through the end of 2011. Since our founding, we have added new Managing Directors with sector, regional or transactional expertise and with strong client relationships. In addition, we have established recruiting programs at top universities to hire talented junior professionals and instituted training programs to help develop them into advisory specialists.

We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. In regions where it made more sense to establish a partnership rather than build from the ground up, we entered into strategic alliances, including in Japan with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. in 2012 and in Mexico with Alfaro, Dávila y Ríos, S.C. (ADR) in 2016. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and the San Francisco Bay Area in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid‑2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long‑term client relationships and a diversified revenue base.

As of September 30, 2016, we served our clients globally with 458 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10‑K, Form 10-Q for the quarter ended June 30, 2016 and in this Form 10‑Q for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions in the three and nine months ended September 30, 2016, referenced throughout this Form 10-Q was obtained from Thomson Financial as of October 5, 2016.

For the first nine months of 2016, we earned revenues of $408.8 million, or an increase of 8% from the $377.1 million earned during the same period in 2015. This compares favorably with a 12% decrease in the number of global completed M&A transactions greater than $100 million and a 7% decrease in volume in the same period. Our increase in revenues was driven primarily by growth in the U.S., partially offset by a decline in revenues in Europe. The number of completed European M&A transactions > $100 million declined 20% in the first nine months of the year over the same period last year. We believe the decline to be attributable to several factors including significant market volatility and government and political events, including the UK’s vote to exit the European Union in June, commonly referred to as “Brexit”.

In the U.S., we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. Our conversations with clients remain robust, which may fuel future growth in M&A activity. In addition, the dislocation in energy and other commodity‑related sectors as well as in the emerging markets continues to provide opportunity for recapitalization and restructuring and capital markets related activity.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Revenues	$150,676	$151,789	-1%	$408,765	$377,074	8%
Expenses:
Compensation and benefits	88,046	86,277	2%	240,912	211,333	14%
Non-compensation expenses	22,516	25,603	-12%	68,289	71,679	-5%
Total operating expenses	110,562	111,880	-1%	309,201	283,012	9%
Operating income (loss)	40,114	39,909	1%	99,564	94,062	6%
Other income and (expenses)	187	(456)	N/M	391	(474)	N/M
Income (loss) from equity method investments	1,562	450	247%	3,897	3,510	11%
Income (loss) before income taxes	41,863	39,903	5%	103,852	97,098	7%
Provision for income taxes	6,550	5,273	24%	16,715	15,652	7%
Net income (loss)	$35,313	$34,630	2%	$87,137	$81,446	7%

N/M = not meaningful

Revenues

We operate in a highly competitive environment. Each revenue‑generating engagement is separately solicited, awarded and negotiated, and there are usually no long‑term contracted sources of revenue. As a consequence, our fee‑paying client engagements are not predictable, and high levels of revenues in one quarter are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active business dialogue with a large number of existing and potential clients. We add new clients each year as our bankers continue to expand their relationships, as we hire senior bankers who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients’ senior management, competition from other financial services firms and other causes.

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client or the inability of our client to restructure its operations or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out‑of‑pocket expenses.

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

Three Months Ended September 30, 2016 versus 2015

Revenues were $150.7 million for the three months ended September 30, 2016 as compared with $151.8 million for the same period in 2015, representing a decrease of 1%. The decrease in revenues was primarily driven by lower fees earned in the U.S. and Europe, partially offset by increased fees from the rest of world.

For the three months ended September 30, 2016 and 2015 we earned revenues from 151 and 118 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 49 clients from 40 clients for the same period of 2015.

Nine months ended September 30, 2016 versus 2015

Revenues were $408.8 million for the nine months ended September 30, 2016 as compared with $377.1 million for the same period in 2015, representing an increase of 8%. The increase in revenues was primarily driven by increased fees earned in the U.S. and rest of world, partially offset by a decline in fees earned in Europe.

For the nine months ended September 30, 2016 and 2015 we earned revenues from 246 and 213 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 120 clients from 104 clients for the same period of 2015.

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Expenses:
Compensation and benefits	$88,046	$86,277	2%	$240,912	$211,333	14%
% of revenues	58%	57%		59%	56%
Non-compensation expenses	$22,516	$25,603	-12%	$68,289	$71,679	-5%
% of revenues	15%	17%		17%	19%
Total operating expenses	$110,562	$111,880	-1%	$309,201	$283,012	9%
% of revenues	73%	74%		76%	75%

Our operating expenses are classified as compensation and benefits expenses and non‑compensation expenses, and headcount is the primary driver of the level of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non‑compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the condensed consolidated statements of operations, net of any expenses reimbursed by clients.

Three Months Ended September 30, 2016 versus 2015

Operating expenses were $110.6 million for the three months ended September 30, 2016 and represented 73% of revenues, compared with $111.9 million for the same period in 2015 which represented 74% of revenues. The decrease in operating expenses was primarily driven by decreased professional fees and lower travel and related expenses, offset by an additional tranche of equity amortization as compared to prior year.

Nine months ended September 30, 2016 versus 2015

Operating expenses were $309.2 million for the nine months ended September 30, 2016 and represented 76% of revenues, compared with $283.0 million for the same period in 2015 which represented 75% of revenues. The increase in operating expenses was generally in‑line with the growth in revenues and was primarily driven by higher compensation expenses due to increased headcount, an additional tranche of equity amortization as compared to the prior year, as well as modified vesting terms associated with that equity which have a five year pro‑rata vest for Managing Directors as compared with awards issued in the previous two years which have a five year vest, pro‑rata in years three, four and five.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity‑based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period, which is typically two to three years. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company’s estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

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

Three Months Ended September 30, 2016 versus 2015

For the three months ended September 30, 2016, compensation‑related expenses of $88.0 million represented 58% of revenues, compared with $86.3 million which represented 57% of revenues in the prior year period. The increase in compensation expenses primarily relates to increased equity amortization during 2016 as compared with 2015.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $57.0 million and $52.0 million for the three months ended September 30, 2016 and 2015, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $31.0 million and $34.3 million for the three months ended September 30, 2016 and 2015, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. Although the overall compensation expense pool increased during the three months ended September 30, 2016 as compared with 2015, there was a decrease in discretionary compensation due to the increase in fixed compensation expense exceeding the growth in the overall compensation pool.

Nine months ended September 30, 2016 versus 2015

For the nine months ended September 30, 2016, compensation‑related expenses of $240.9 million represented 59% of revenues, compared with $211.3 million which represented 56% of revenues in the prior year period. The increase in compensation expenses primarily relates to a combination of greater revenue and increased equity amortization during 2016 as compared with 2015.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $173.0 million and $138.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $67.9 million and $73.0 million for the nine months ended September 30, 2016 and 2015, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. Although the overall compensation expense pool increased during the nine months ended September 30, 2016 as compared with 2015, there was a decrease in discretionary compensation due to the increase in fixed compensation expense exceeding the growth in the overall compensation pool.

Non‑Compensation Expenses

Our non‑compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted within the appropriate non‑compensation expense line.

Historically, our non‑compensation expenses, particularly occupancy and travel costs associated with business development, have increased as we have increased headcount and the related non‑compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ evolving needs.

Three Months Ended September 30, 2016 versus 2015

For the three months ended September 30, 2016, non‑compensation expenses of $22.5 million represented 15% of revenues, compared with $25.6 million which represented 17% of revenues in the prior year period. The decrease in non-compensation expense is primarily due to decreased professional fees and lower travel and related expenses due to higher client recoveries.

Nine months ended September 30, 2016 versus 2015

For the nine months ended September 30, 2016, non‑compensation expenses of $68.3 million represented 17% of revenues, compared with $71.7 million which represented 19% of revenues in the prior year period. The decrease in non‑compensation expenses was primarily driven by reduced professional fees and lower other expenses partially offset by occupancy expense which increased due to a sublease loss reserve recognized in the second quarter of 2016.

Income (Loss) From Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

Investment in Joint Venture

On April 1, 2010, we entered into the Australian JV, investing a combination of cash and certain net assets in exchange for a 50% interest in the Australian JV. The remaining 50% of the Australian JV is owned by an Australian trust established by and for the benefit of Australian executives. The Australian JV’s business is offering advisory services as well as equity capital markets and research business, sales and trading business covering Australian public equity securities and an asset management business. Advisory fees are generally recognized at key transaction milestones, so the revenues earned by the Australian JV can vary significantly from period to period. The Australian JV has offices in Sydney and Melbourne.

Three Months Ended September 30, 2016 versus 2015

Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $1.6 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, the Australian JV’s revenues increased by 91% compared with the same period in 2015. Operating expenses increased 45% during the three months ended September 30, 2016 when compared with the same period in 2015.

Nine months ended September 30, 2016 versus 2015

Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $2.2 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Australian JV’s revenues increased by 40% compared with the same period in 2015. Operating expenses increased 24% during the nine months ended September 30, 2016 when compared with the same period in 2015.

Other Equity Method Investment

In June 2014, the Company made an investment into a general partner entity which invests third‑party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements.

Three Months Ended September 30, 2016 versus 2015

Income (loss) from equity method investments related to our investment in an entity which invests in funds was de minimis and income of $0.3 million for the three months ended September 30, 2016 and 2015, respectively.

Nine months ended September 30, 2016 versus 2015

Income (loss) from equity method investments related to our investment in an entity which invests in funds was $1.7 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended September 30, 2016 versus 2015

The Company’s provision for income taxes and effective tax rates were $6.6 million and 16% and $5.3 million and 13% for the three months ended September 30, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

Nine months ended September 30, 2016 versus 2015

The Company’s provision for income taxes and effective tax rates were $16.7 million and 16% and $15.7 million and 16% for the nine months ended September 30, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes.

Liquidity and Capital Resources

Our current assets have historically comprised cash, short‑term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year in respect of the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash then typically increases over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2016 and December 31, 2015, the Company had cash equivalents of $154.2 million and $178.9 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of September 30, 2016 and December 31, 2015, the Company had cash of $48.4 million and $69.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our statement of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2016 and December 31, 2015, the Company held $33.0 million and $38.0 million of U.S. Treasury Bills classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2016 and December 31, 2015 accounts receivable were $25.6 million and $28.9 million, respectively, net of allowances of $0.6 million and $1.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2016, the Company had no borrowings under the credit facility.

As of September 30, 2016, the Company’s available credit under this facility was $33.2 million as a result of the issuance of an aggregate amount of $6.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a quarterly dividend of $0.32 per share to be paid on December 7, 2016 to Class A common stockholders of record on November 22, 2016. During the nine months ended September 30, 2016 the Company declared and paid dividends of $1.72 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of September 30, 2016 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

In addition, the tax receivable agreement provides that, upon a merger, asset sale, or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control or early termination) will be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement, and, in the case of an early termination election, that any units that have not been exchanged are deemed exchanged for the market value of the Class A common stock at the time of termination. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax receivable agreement payments.

Cash Flows

Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees, which are generally collected within 60 days of billing, and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. Our investing and financing cash flows are primarily influenced by activities to fund investments and payments of dividends and estimated partner taxes. A summary of our operating, investing and financing cash flows is as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2016	2015
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$87,137	$81,446
Non-cash charges	53,668	33,528
Other operating activities	(46,980)	(78,050)
Total operating activities	93,825	36,924
Investing Activities	1,471	(75,697)
Financing Activities	(138,282)	(71,041)
Effect of exchange rate changes	(2,425)	(294)
Net increase (decrease) in cash	(45,411)	(110,108)
Cash and cash equivalents, beginning of period	248,022	197,944
Cash and cash equivalents, end of period	$202,611	$87,836

Nine months ended September 30, 2016

Cash and cash equivalents were $202.6 million at September 30, 2016, a decrease of $45.4 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $93.8 million primarily attributable to cash collected from clients during the period, partially offset by discretionary bonuses earned in 2015 and paid in 2016. Investing activities resulted in a net inflow of $1.5 million primarily attributable to proceeds from the sale of investments partially offset by the purchase of investments. Financing activities resulted in a net outflow of $138.3 million primarily related to the payment of dividend and tax distributions.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2016:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $85 committed sublease income)	$88,992	$17,101	$34,450	$19,962	$17,479
Amount due pursuant to Tax Receivable Agreement	120,774	5,064	10,824	12,112	92,774
Total	$209,766	$22,165	$45,274	$32,074	$110,253

As of September 30, 2016, the Company has a total payable of $120.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. No payment due pursuant to the tax receivable agreement was made during the first nine months of 2016.

In connection with the Company’s Australian JV, the Company granted a put option enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company at fair value upon certain defined exit events. If the put option is exercised, the Company will be required to pay 50% of the purchase price upon exercise and the remaining balance within 18 months (in cash or listed stock). In addition, the Company holds a call option, exercisable upon the occurrence of certain defined events, to purchase the shares from the Australian Trust at fair value with the same payment terms as called for under the put option, described above.

Off‑Balance Sheet Arrangements

We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed financial statements except for those described under “Contractual Obligations” above.

Market Risk and Credit Risk

Our business is not capital‑intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash and Short‑Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. Treasury Bills and government securities money market funds. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold U.S. Treasury Bills classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See “—Critical Accounting Policies—Accounts Receivable and Allowance for Doubtful Accounts.”

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2016 and 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a loss of $0.7 and $1.6 million, respectively, and a loss of $1.4 million and a nominal impact for the nine months ended September 30, 2016 and 2015, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

Critical Accounting Policies

We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment.

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

Revenue and Expense Recognition

The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees and retainers are recognized over the estimated period during which the related services are to be performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the condensed consolidated financial statements, net of client reimbursements.

Accounts Receivable and Allowance for Doubtful Accounts

The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

The Company maintains an allowance for doubtful accounts that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company.

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge‑off the receivable. This is determined based on several factors including the age of the accounts receivable and the credit worthiness of the customer. This has the effect of reducing both the gross receivable and the allowance for doubtful accounts.

Equity‑based Compensation

The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant‑date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms.

For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service‑based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

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

Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2016 and 2015, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated financial statements included in this 10‑Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self‑regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

The Company was previously named as one of several defendants in litigation arising from activities in 2011. The parties reached an agreement in principle to settle the litigation in March 2016, resulting in the Company incurring $2.8 million of expense recognized in the quarter ended December 31, 2015. The Company paid $2.8 million in September 2016 into an escrow account pending final court approval of the settlement.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) as supplemented by the additional risk factor described in Part II Item 1A. “Risk Factors—The U.K. exit from the European Union could adversely affect our business” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar Value
				of shares that May
			Shares Purchased as	Yet be Purchased
	Total Number	Average Price	Part of Publicly Announced	Under the Plan
Period	of Shares Purchased(1)	Paid per Share	Plans or Programs(2)	Or Programs(2)
July 1 - July 31	525	$22.86	$—	$20.0	million
August 1 - August 31	—	—	—	20.0	million
September 1 - September 30	—	—	—	20.0	million
Total	525	$22.86	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of November, 2016.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer