Form 10-K
period 2016-12-31
Moelis & Co
filed 2017-02-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2016 was $416 million.

As of February 14, 2017, there were 26,025,999 shares of Class A common stock, par value $0.01 per share, and 25,781,317 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

PART I

When we use the terms “Company,” “we,” “our,” or “us,” we mean Moelis & Company, a Delaware corporation (incorporated in January 2014), and its consolidated subsidiaries. “Old Holdings” refers solely to Moelis Asset Management LP (formerly Moelis & Company Holdings LP). References to the “IPO” refer to our initial public offering in April 2014 where Old Holdings reorganized its business in connection with the offering of 7,475,000 shares of Moelis & Company Class A common stock. Following the reorganization, the advisory business is now held under Moelis & Company Group LP (“Group LP”), a Delaware limited partnership, and Group LP is controlled by Moelis & Company.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Form 10‑K contains forward‑looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward‑looking statements by the use of words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward‑looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward‑looking statements. In particular, you should consider the numerous risks outlined in Item 1A.

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

Item 1.       Business

Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive, globally integrated financial advisory services across all major industry sectors. Our team of experienced professionals advises clients on their most critical decisions, including mergers and acquisitions (“M&A”), recapitalizations and restructurings, capital markets transactions and other corporate finance matters.

Moelis & Company was founded in 2007 by veteran investment bankers to create a global independent investment bank that offers multi‑disciplinary solutions and exceptional transaction execution combined with the highest standard of confidentiality and discretion. We create lasting client relationships by providing focused innovative advice through a highly collaborative and global approach not limited to specific products or access to particular regions. Our compensation model fosters our holistic approach to clients by emphasizing quality of advice and is not a commission‑based structure where employees are compensated on a defined percentage of the revenues they generate. We believe our discretionary approach to compensation leads to exceptional advice, strong client impact and enhanced internal collaboration.

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with over 450 advisory professionals, including 110 Managing Directors, based in 17 offices around the world. We have demonstrated strong financial performance, achieving revenues of $613 million in 2016, our ninth full year of operations, and have advised on almost $2 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With 17 offices located in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Since our founding, we have rapidly scaled our global platform, as we believe clients value our ability to be relevant in their local market as well as to provide valuable global insights.

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

We advise our clients through all phases of the business cycle using our strong capabilities in M&A, recapitalization and restructuring, capital markets advisory and other advisory services.

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

For our clients in financial distress, we partner senior recapitalization and restructuring professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, approximately 60% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We understand that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective from all constituents. We understand that in distressed situations, many creditors become temporary equityholders of businesses, and we help these clients realize value which leads to further M&A activity for us.

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

We also advise clients on capital markets matters, providing comprehensive capital structure advice and developing financing solutions tailored to the specific needs of issuers. Our independence and objectivity, coupled with our direct and long‑standing institutional buy‑side relationships, inform our market views and enhance the likelihood of a successful transaction. We advise clients on all aspects of public and private debt and equity transactions.

We provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our team’s extensive experience raising capital for a wide variety of fund sponsors located in North America, Europe, Asia and the emerging markets is fully integrated with our global platform, ensuring the broadest possible marketing efforts for our clients. We specialize in private equity fund structures across a wide range of strategies, including buyout, growth capital, distressed, special situations, venture and sector‑specific strategies.

In addition, we provide a broad range of other financial advisory services tailored to the specific circumstances and needs of our clients. For example, we act as defense advisor to boards of directors responding to unsolicited proposals, we act as expert witness for clients in major litigation and we assist private clients and governments in negotiations of significant commercial matters.

We seek to generate repeat business from our clients by becoming long‑term partners with them as opposed to being solely transaction focused. We are also committed to developing new client relationships, and we maintain an active dialogue with a large number of potential clients, as well as with their financial and legal advisors, on an ongoing basis. We continue to penetrate new relationships through our business development initiatives, growing our senior team with professionals who bring additional client relationships and through introductions from our strong network of relationships with senior executives, board members, attorneys and other third parties.

Our Key Competitive Strengths

With 17 offices located around the world, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions:  We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 17 offices located in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 110 global Managing Directors, which include 62 former sector and product heads from major investment banks. We reinforce our model with a discretionary compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

Advisory Focus with Strong Intellectual Capital:  We primarily focus on advising clients, unlike most of our major competitors who derive a large percentage of their revenues from lending, trading and underwriting securities. We believe this independence allows us to offer advice free from the actual or perceived conflicts associated with lending to clients or trading in their securities. In addition, our focus on advisory services frees us from the pressure of cross‑selling products, which we believe can distract from the dialogue with clients around their long‑term strategy, compromising the advice. We provide intellectual capital based on our judgment, expertise and relationships combined with intense senior level attention to all transactions. The business of delivering intellectual capital allows us to operate a low risk and capital light model with attractive profit margins. We are not exposed to the financial risk and regulatory requirements that arise from, or the capital investments required in, balance sheet lending and trading activities.

Fast Growing Global Independent Investment Bank:  Since our inception in 2007, we have achieved rapid growth, earning revenues of $613 million in 2016. During this time however, the global financial crisis contributed to a 29% decrease in the number of global completed M&A transactions from the peak levels of 2007. We took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire Managing Directors who have on average over 20 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline:  We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring as the markets and compensation levels have stabilized. We are also highly focused on growing our

Managing Directors through internal promotions, adding to our talent base with individuals that are engrained in our culture and proven track records on our platform. Currently, almost 30% of our Managing Directors have been internally promoted. We believe our investment in talent at the junior level creates a self-sustaining pool of Managing Director talent, which in turn helps us manage our growth profitably and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders, and our employees currently own a majority of our Company. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Significant Organic Growth Opportunities:  We have made significant investments in our intellectual capital with the hiring or promotion of 79 Managing Directors since 2010. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, which has resulted in the hiring of over 350 analysts from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

High Standard of Confidentiality and Discretion:  Due to the highly sensitive nature of M&A discussions where confidentiality is of paramount importance to clients, the M&A business is most effectively operated on a “need to know” basis. We believe that large financial conglomerates with multiple divisions, “Chinese Walls” and layers of management have a significantly greater number of employees who have access to sensitive client information, which can increase the risk of confidential information leaking. Such leaks can materially impair the viability of transactions and other strategic decisions. We have established a high standard of confidentiality and discretion, as well as instituted procedures designed to protect our clients and minimize the risk of sensitive information leaking to the market.

Diversified Advisory Platform:  Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful client concentration, with our top 10 transactions representing approximately 20% of our revenues in 2016. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

Partnership Culture:  We believe that our momentum and commitment to excellence have created an environment that attracts and retains high quality talent. Our people are our most valuable asset and our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and are a fit with our culture. We have established a compensation philosophy that reinforces our long‑term vision and values by rewarding collaboration, client impact and lasting relationships and encourages employees to put the interests of our clients and our Company first. Above all, our core values nurture a culture of partnership, passion, optimism and hard work, inspiring the highest level of quality and integrity in every interaction with our clients and each other.

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

Deepen and Expand our Client Relationships:  We seek to continue to deepen and expand our client relationships, which are the foundation of our business. We are tireless in our pursuit of offering the highest quality integrated advice and most innovative solutions that lead to the long‑term success of our clients. We believe this approach has enhanced our reputation as a trusted advisor to our clients, and we intend to leverage this approach further as we increase our touch points with our clients and develop new client relationships.

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

Our People

We believe that our people are our most valuable asset. Our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and fit our culture. Our Managing Directors are compensated based on the quality of advice and execution provided to a client, which is predicated on delivering our full suite of advisory services through a high degree of collaboration across different industries, products and regions. This collaborative approach is demonstrated by the fact that on almost all of our transactions, at least two Managing Directors support the client. We reinforce our long‑term vision and values by rewarding for client impact and lasting relationships. Our year‑end evaluation process measures both performance and alignment with our core value system, ensuring that we continue to integrate our expertise to meaningfully enhance the quality of our advice and strengthen our client relationships. We do not compensate on a commission‑based pay model and do not manage our business based on industry, product or regional silos. Our compensation structure for junior bankers is based on a system of meritocracy whereby bankers are rewarded for top performance.

We recruit our junior bankers from the world’s leading undergraduate and graduate programs. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 350 analysts from these undergraduate programs. We devote significant time and resources to training and mentoring our employees and have implemented a generalist program in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2016, we had 645 employees globally, including 446 advisory professionals and 102 Managing Directors.

Our Australian Joint Venture

In 2009, we opened our sixth global office in Sydney to provide investment banking services in Australia and expand our coverage of the Asia‑Pacific region. Following the establishment of this office and the hiring of what we believe is a strong executive team, we entered into a joint venture with this team (the “Australian JV”, or “Moelis Australia”). Our Australian JV has been responsible for providing our investment banking services in this region since April 1, 2010. Our Australian JV’s primary business is offering advisory services. In addition, it has an equity capital markets and research, sales and trading business covering Australian public equity securities and also engages in certain asset management activities. We and the Australian executives each own a 50% economic interest in the Australian JV. The Australian JV expanded into Melbourne in 2014. As of December 31, 2016, the Australian JV had 79 employees, including 61 advisory professionals and 15 Managing Directors. On February 24, 2017, Moelis Australia announced that it will proceed with an initial public offering and listing on the Australian Securities Exchange with an anticipated listing date of early April. Moelis Australia intends to issue 25 million new ordinary shares to raise approximately $59 million representing a 20% interest in the Company. We, and the other current owners, will not be selling any shares in the initial public offering. Upon consummation of the offering, we expect to hold 40% of Moelis Australia. There can be no assurance as to whether such initial public offering will occur or as to the timing, size or other terms of such offering.

Our Strategic Alliances

Sumitomo Mitsui Banking Corporation and its Subsidiary, SMBC Nikko Securities Inc.

Effective January 1, 2012, we entered into a strategic alliance with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. (“Nikko”) to provide advisory services, including advising on mergers, acquisitions, divestitures, restructurings and other corporate finance matters, to Japanese companies in regions where our firms conduct business. The alliance has provided us and our clients with access to the Japanese market as well as provided us with opportunities to advise Japanese clients on the full suite of our advisory services, with a particular focus on cross‑border M&A. Established in 1876 as Mitsui Bank, SMBC is the second largest bank in Japan based on market capitalization. Nikko is one of the five major securities companies in Japan.

Alfaro, Dávila y Ríos, S.C.

Effective September 2, 2016, we entered into a strategic alliance with Alfaro, Dávila y Ríos, S.C. (“ADR”), the leading independent strategic and financial advisory firm in Mexico, to provide advisory services to our global client base with a focus on cross-border transactions. We expect ADR’s successful track record of developing long-term relationships and advising multinational corporations and privately held companies in strategic transactions will be beneficial to our global clients looking to expand into Mexico or for Mexican corporates eager to grow internationally.  With this strategic alliance, coupled with our office in Brazil, Moelis & Company has a presence in the two largest markets in Latin America.

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

In past years there has been substantial consolidation in the financial services industry. In particular, a number of large commercial banks and other broad‑based financial services firms have established or acquired broker‑dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit‑taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial lending and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. In addition, we may be at a competitive disadvantage relative to certain of our competitors who are able to, and regularly do, provide financing or market making services that are often instrumental in effecting transactions. The trend toward consolidation has significantly increased the capital base and geographic reach of our competitors as well as the potential for actual or perceived conflicts of these firms.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. Moelis & Company LLC, our wholly‑owned subsidiary through which we conduct our financial advisory business in the U.S., is registered as a broker‑dealer with the SEC. Moelis & Company LLC is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self‑regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Moelis & Company LLC. State securities regulators also have regulatory or oversight authority over Moelis & Company LLC.

Broker‑dealers are subject to regulations that cover all aspects of the securities business, including capital structure, record‑keeping and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker‑dealer and member of a self‑regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3‑1. Rule 15c3‑1 specifies the minimum level of net capital a broker‑dealer must maintain and also requires that a significant part of a broker‑dealer’s assets be kept in relatively liquid form. The SEC and various self‑regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker‑dealer and constrain the ability of a broker‑dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally by the Financial Conduct Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission and the Dubai Financial Services Authority.

Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non‑U.S. governments, their respective agencies and/or various self‑regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

The U.S. and non‑U.S. government agencies and self‑regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer or its directors, officers or employees.

Federal anti‑money‑laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and registration with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). In addition, the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti‑money‑laundering program.

In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country‑specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

The Foreign Corrupt Practices Act (the “FCPA”) and the UK 2010 Bribery Act (the “UK Bribery Act”) prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government‑run or ‑owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.

Executive Officers and Directors

Board of Directors

Kenneth Moelis,

Chairman and Chief Executive Officer of the Company

Navid Mahmoodzadegan,

Co‑President and Managing Director of the Company

Jeffrey Raich,

Co‑President and Managing Director of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

J. Richard Leaman III,

Managing Director and Vice Chairman of the Company

John A. Allison,

Chairman of the Executive Advisory Council of the Cato Institute’s Center for Monetary and Financial Alternatives, member of the Cato Institute’s Board of Directors and Former Co‑Chairman and CEO of BB&T Corp.

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2016).

Certain Managing Director and Other Employees[1]
Public Stockholders
Certain Former Group LP and Old Holdings Unitholders[4]
Certain Pre-IPO Group LP Unitholders
Moelis & Company Partner Holdings LP[2]
Class A Common Stock 5% Voting Interest
Class A Common Stock 1% Voting Interest
Exchangeable Class A Partnership Units Non-Voting 5% Economic Interest
Class B Common Stock 94% Voting Interest
Moelis & Company
Exchangeable Class A Partnership Units Non-Voting 57% Economic Interest
Class A Partnership Units Non-Voting 38% Economic Interest[3]
100% Equity Interest
Moelis & Company Group GP LLC
Sole General Partner
Moelis & Company Group LP
Operating Entities

1. Includes certain current and former Managing Directors and employees of the Company.
2. Mr. Moelis controls the managing member of Partner Holdings. See "--Rights of Partner Holdings and Stockholders Agreement."
3. A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See "--Amended and Restated Limited Partnership Agreement of Group LP–Voting and Economic Rights."
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

Amended and Restated Limited Partnership Agreement of Group LP

We operate our business through Group LP and its subsidiaries. The provisions governing the operations of Group LP and the rights and obligations of its partners are set forth in the amended and restated limited partnership agreement of Group LP, the material terms of which are described below. The amended and restated limited partnership agreement of Group LP is filed as an exhibit to this Form 10‑K.

Through our control of the general partner of Group LP, we have unilateral control (subject to the consent of Moelis & Company Partner Holdings LP (“Partner Holdings”) on various matters) over the affairs and decisions of Group LP. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Group LP and the day‑to‑day management of Group LP’s business.

Voting and Economic Rights

Group LP issued Class A partnership units to Moelis & Company and to the holders of Old Holdings units at the time of the reorganization. In addition, Group LP issued Class B partnership units to Moelis & Company. The Group LP Class B partnership units correspond with the economic rights of shares of Moelis & Company’s Class B common stock. Group LP Class A unitholders have no voting rights by virtue of their ownership of Group LP partnership units, except for the right to approve certain amendments to the amended and restated limited partnership agreement of Group LP, certain changes to the capital accounts of the limited partners of Group LP and any conversion of Group LP to a corporation other than for purposes of a sale transaction. Partner Holdings holds all shares of Moelis & Company Class B common stock, enabling it to exercise majority voting control over Moelis & Company and, indirectly, over Group LP.

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

Exchange Rights

Subject to the terms and conditions of the Group LP amended and restated limited partnership agreement and the lock‑up restrictions described below, each Group LP Class A unitholder (except for Moelis & Company) has the right to exchange Group LP Class A partnership units, either for shares of our Class A common stock on a one‑for‑one basis, or cash (based on the market price of the shares of Class A common stock), at Group LP’s option. If Group LP chooses to exchange such units for our Class A common stock, Moelis & Company will deliver an equivalent number of shares of Class A common stock to Group LP for further delivery to the exchanging holder and receive a corresponding number of newly issued Group LP Class A partnership units. The exchanging holder’s surrendered Group LP Class A partnership units will be cancelled by Group LP. As Group LP Class A unitholders exchange their Group LP Class A partnership units, Moelis & Company’s percentage of economic ownership of Group LP will be correspondingly increased. Following each such exchange, Partner Holdings will be required to surrender to Moelis & Company a corresponding number of shares of Class B common stock, and each such share will be converted into approximately 0.00055 shares of Class A common stock, which will be delivered to Partner Holdings. Group LP will also convert an equivalent number of Class B partnership units held by Moelis & Company into Class A partnership units based on the same conversion rate.

Group LP Class A partnership units and Moelis & Company Class A common stock held by our Managing Directors (including through Partner Holdings) are subject to lock‑up agreements for four years from the date of our initial public offering. After this period, Group LP Class A partnership units held by a Managing Director will become exchangeable into Class A common stock or cash as described above and Moelis & Company Class A common stock held by a Managing Director will become transferable, in each case in three equal installments on each of the fourth, fifth and sixth anniversary of our initial public offering. If a Managing Director terminates his or her employment with the Company prior to the end of the lock‑up period, the Company will be entitled to extend the lock‑up period until up to the tenth anniversary of our initial public offering. We may waive the transfer and exchange restrictions set forth in the Group LP amended and restated limited partnership agreement, including in connection with an offering of shares of our Class A common stock by our Managing Directors. In addition, these restrictions cease to apply upon the death or termination of employment by us due to disability of the applicable Managing Director with respect to such Managing Director’s Group LP Class A partnership units.

Restrictive Covenants of our Managing Directors

Prior to the expiration of the Managing Director lock‑up, our Managing Directors are generally subject to forfeiting their interests in vested Group LP partnership units and Moelis & Company Class A common stock they held as of the initial public offering if they terminate their employment without good reason and compete with the Company within 12 months thereafter, except for a certain limited number of designated units and stock which were awarded to replace equity of a former employer forfeited upon joining. Our Managing Directors have agreed not to solicit our employees during the term of their employment and for 12 months thereafter.

Registration Rights

Moelis & Company has granted certain registration rights in the amended and restated limited partnership agreement of Group LP, the stockholders agreement with Partners Holdings and the strategic alliance agreement with SMBC, each filed as exhibits to this Form 10‑K.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2016 and 2015 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 3, 2017 and January 8, 2016, respectively.

In this Form 10‑K, we use the term “independent investment banks” or “independent advisors” to refer to investment banks primarily focused on advisory services and that conduct limited or no commercial banking or sales and trading activities. We use the term “global independent investment banks” to refer to independent investment banks with global coverage capabilities across all major industries and regions. We consider the global independent investment banks to be our publicly traded peers, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Lazard Ltd, PJT Partners, Inc., and us.

OTHER INFORMATION

Our website address is www.moelis.com. We make available free of charge on the Investor Relations section of our website (http://investors.moelis.com) this Annual Report on Form 10‑K (“Form 10‑K”), Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended (the “Exchange Act”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.moelis.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Contact Us” section at http://investors.moelis.com. We do not intend for information contained in our website to be part of this Form 10‑K. The inclusion of our website in this Form 10‑K does not include or incorporate by reference the information on our website into this Form 10‑K.

Any materials we file with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F. Street, N.E., Washington, D.C. 20549, and copies of all or any part of this Form 10‑K may be obtained from the SEC upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

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

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances where we open new offices that may require additional resources before they become profitable. See “—Our growth strategy may involve opening or acquiring new offices and expanding internationally and would involve hiring new Managing Directors and other senior professionals for these offices, which would require substantial investment by us and could materially and adversely affect our operating results.” There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period, and a significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. We had 167 clients and 139 clients paying fees equal to or greater than $1 million in 2016 and 2015, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

Our ability to retain our Managing Directors and our other professionals, including our executive officers, is critical to the success of our business.

Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our Managing Directors. However, we may not be successful in our efforts to retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non‑competition arrangements with our Managing Directors provide sufficient incentives or protections to prevent our Managing Directors from resigning to join our competitors. In addition, some of our competitors have more resources than us which may allow them to attract some of our existing employees through compensation or otherwise. The departure of a number of Managing Directors or groups of professionals could have a material adverse effect on our business and our profitability.

We depend on the efforts and reputations of Mr. Moelis and our other executive officers. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. The loss of the services of our senior leadership team, in particular Mr. Moelis, could have a material adverse effect on our business, including our ability to attract clients.

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

Because in many cases we are not paid until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price or because our client’s business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not receive significant advisory fees, despite the fact that we have devoted considerable resources to these transactions.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed‑upon advisory fees. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreement to obtain our advisory fees.

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

With respect to our Australian JV, in the event of the departure of the key senior Australian executive, unless we agree to the remaining Australian executives’ proposal for revised Australian JV terms, a call/put option arrangement is triggered. Under this arrangement, we have a right to acquire the Australian executives’ interests in the Australian JV and, depending on the terms of the departure, the key senior Australian executive has the right to require us to purchase his interests, in each case for the fair market value (calculated assuming the goodwill associated with the Moelis & Company brand belongs to us and not the Australian JV).

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

We provide various financial recapitalization and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing recapitalization and restructuring advisory services entails the risk that the transaction will be unsuccessful or take considerable time and can be subject to a bankruptcy court’s authority to disallow or discount our fees in certain circumstances. If the number of debt defaults, bankruptcies or other factors affecting demand for our recapitalization and restructuring advisory services declines, our recapitalization and restructuring business would be adversely affected.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees engage in misconduct, our business could be materially adversely affected.

We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high‑caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses.

We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than those we can offer, which could cause us to fail to win advisory mandates and subject us to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, in our business there are usually no long‑term contracted sources of revenue. Each revenue‑generating engagement typically is separately solicited, awarded and negotiated.

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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing, including claims for aiding and abetting client misconduct. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us or significant criticism by a court of our performance or activities could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

As a participant in the financial services industry, we are subject to extensive regulation in the U.S. and internationally. We are subject to regulation by governmental and self‑regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system including providing assistance to financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and of legislative and regulatory initiatives (including the Dodd‑Frank Wall Street Reform and Consumer Protection Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the Securities and Exchange Commission (“SEC”), FINRA or other U.S. or foreign governmental regulatory authorities or self‑regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

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

We face various cybersecurity and other operational risks related to our business on a day‑to‑day basis. We rely heavily on financial, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber‑attacks and a successful breach could lead to shutdowns or disruptions of our systems or third‑party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third‑party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber‑attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. If our or third‑party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self‑regulatory authorities, as well as to claims by our clients. We rely on third‑party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.

In addition, a disaster or other business continuity problem, such as a pandemic, other man‑made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and our inability to timely and successfully recover could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

Negative publicity regarding our business and our people could adversely impact our reputation and our business.

We depend to a large extent on our reputation for integrity and high‑caliber professional services to attract and retain clients. We may experience negative publicity from time to time relating to our business and our people, regardless of whether the allegations are valid. Such negative publicity may adversely affect our business in a number of ways, including whether potential clients choose to engage us and our ability to attract and retain talent.

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

In 2016, we earned approximately 16% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

The U.K. exit from the European Union could adversely affect our business.

On June 23, 2016, the U.K. voted to exit the European Union. It is unclear how the U.K.’s exit will impact the U.K.'s access to the EU Single Market, and the wider legal, regulatory and macroeconomic environment in which we and our clients operate. The U.K.'s exit and its consequences could adversely impact business activity and adversely affect our businesses, particularly our revenues from M&A transactions in Europe, and our results of operations and financial condition.

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

The cost of compliance with international broker‑dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker‑dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

Risks Related to Our Organizational Structure

Moelis & Company’s only assets are its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC, and its interests in its subsidiaries, and Moelis & Company is accordingly dependent upon distributions from Group LP to pay dividends, taxes and other expenses.

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

We will be required to pay our Managing Directors for certain tax benefits we may claim as a result of the tax basis step‑up we receive in connection with this offering and related transactions. In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

Group LP Class A partnership units may be exchanged for shares of Class A common stock. On the date of our initial public offering in April 2014, we were treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the then existing unitholders which resulted in an increase in the tax basis of the assets of Group LP that otherwise would not have been available. The exchange and purchases of Class A partnership units in Group LP in connection with the initial public offering and the offerings in November 2014 and January 2017, as well as future exchanges, may also result in increases in the tax basis of the assets of Group LP that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.

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

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations with respect to exchanged or acquired Class A partnership units (whether exchanged or acquired before or after such change of control or early termination) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement, and, in the case of certain early termination elections, that any Class A partnership units that have not been exchanged will be deemed exchanged for the market value of the Class A common stock at the time of termination. Consequently, it is possible, in these circumstances also, that the actual cash tax savings realized by us may be significantly less than the corresponding tax receivable agreement payments.

If Moelis & Company were deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of Group LP, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially and adversely affect our operating results.

If Moelis & Company were to cease participation in the management of Group LP, its interests in Group LP could be deemed an “investment security” for purposes of the Investment Company Act of 1940 (the “1940 Act”). Generally, a person is deemed to be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Moelis & Company has no assets other than its partnership interests in Group LP and its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC and its interests in its subsidiaries. A determination that this interest in Group LP was an investment security could result in Moelis & Company being an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and have a material adverse effect on our business and operating results and the price of our Class A common stock.

We and Old Holdings have entered into various arrangements, including a master separation agreement, which contains cross‑indemnification obligations of us and Old Holdings.

The master separation agreement that we entered into with Old Holdings provides, among other things, that Old Holdings generally will indemnify us for losses that we incur arising out of, or relating to, the businesses conducted by Old Holdings and losses that we incur arising out of, or relating to, Old Holdings’ breach of the master separation agreement. In addition, we generally will indemnify Old Holdings for losses that Old Holdings incurs arising out of, or relating to, our business and losses Old Holdings’ incurs arising out of, or relating to, our breach of the master separation agreement. We may not be able to recover any or all of the amount of indemnified losses from Old Holdings should it be financially unable to perform under its indemnification obligations. In addition, we may be required to make substantial payments under our indemnity obligations to Old Holdings, which could materially adversely affect our results of operations.

The use of the “Moelis” brand name by Old Holdings and its subsidiaries may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

Old Holdings operates as a separate legal entity, and we have licensed to Old Holdings and its subsidiaries the use of the “Moelis” brand name for certain purposes, including in connection with asset management activities. As Old Holdings and its subsidiaries historically have and will continue to use the “Moelis” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if Old Holdings and its subsidiaries, among other things, have engaged, or in the future were to engage in poor business practices, or were to experience adverse results or otherwise damage the reputational value of the “Moelis” brand name. These risks could adversely affect our revenue and our business prospects.

Risks Related to Our Class A Common Stock

Control by Mr. Moelis of the voting power in Moelis & Company may give rise to actual or perceived conflicts of interests.

Moelis & Company is controlled by Mr. Moelis, through his control of Partner Holdings. Mr. Moelis’ interests may differ from those of other stockholders. As of December 31, 2016, Mr. Moelis controls approximately 94% of the voting interest in Moelis & Company primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has a majority of the voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, he has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of Moelis & Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of Moelis & Company. Mr. Moelis’ voting control could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Mr. Moelis over us, our agreements entered into with him prior to or in connection with our initial public offering may not have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Mr. Moelis, through his control of Partner Holdings, holds more than 50% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the rules of the New York Stock Exchange (“NYSE”). Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) that the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.

For at least some period, we intend to utilize these exemptions. As a result, we do not have a majority of independent directors on our board of directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements set by the NYSE. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and the NYSE with respect to our audit committee within the applicable time frame.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. When the emerging growth company exemptions cease to apply to us, compliance with additional public company requirements may significantly increase our legal and financial costs and place additional significant demands on our management.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering in April 2014, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non‑affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The market value of our Class A common stock held by non-affiliates as of June 30, 2016 was approximately $416 million. As a result of the offering of 5,750,000 shares of our Class A common stock consummated on January 11, 2017 and other factors, the market value for our Class A common stock held by non-affiliates may exceed $700 million on June 30, 2017. When the emerging growth company exemptions cease to apply to us, compliance with additional public company requirements may significantly increase our legal and financial costs and place additional significant demands on our management.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act of 2002 could have a material adverse effect on our business and share price.

As a publicly traded company, we are now required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of Sarbanes‑Oxley, which requires, beginning with the filing of our second annual report with the SEC, annual management assessments of the effectiveness of our internal control over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until we are no longer an emerging growth company. When applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

The historical financial information in this Form 10‑K may not permit you to predict our costs of operations.

The historical financial information in this Form 10‑K for the periods prior to our initial public offering in April 2014 does not reflect the added costs we incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes‑Oxley Act of 2002. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements included elsewhere in this Form 10‑K.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S‑3 Registration No. 333‑203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 14, 2017, we had outstanding 26,025,999 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, holders of a significant amounts of

Group LP Class A partnership units may elect to exchange their units and they may receive shares of our Class A common stock. Further, restrictions on sales of certain shares of Class A common stock by certain of our pre‑IPO equityholders expired on April 22, 2015, and such shares are now eligible for resale from time to time, and employees who have received shares of Class A common stock upon settlement of restricted stock units are currently able to sell such shares, subject to any blackout periods we impose on employees and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2015, we entered into an agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), our strategic alliance partner, to permit SMBC, subject to the terms of the Group LP limited partnership agreement, to exchange half of its Group LP Class A partnership units (1,280,054 units) into Moelis & Company Class A common stock on or after July 1, 2015 and the remaining 50% (1,280,053 units) on or after April 22, 2016. Existing Group LP Class A partnership unitholders (including certain Managing Directors) owned, as of February 14, 2017, an aggregate of 28,341,424 Class A partnership units. Our amended and restated certificate of incorporation allows the exchange of Class A partnership units in Group LP (other than those held by us) for shares of our Class A common stock on a one‑for‑one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Further, Partner Holdings held 25,781,317 shares of our Class B common stock, which will be convertible into 14,262 shares of our Class A common stock. Shares of Class A common stock (including those issuable upon exchange of Group LP partnership units) that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale from time to time, subject to certain contractual restrictions and to restrictions under the Securities Act.

The general partner of Group LP (“General Partner”) has determined that certain holders of Group LP Class A partnership units will be eligible to exchange on a one‑for‑one basis for our Class A common stock in May 2017, subject to the General Partner’s discretion to postpone or cancel the redemption date. The number of units eligible for exchange on such date is up to 2,678,165 units, 2,560,107 of which are Group LP partnership units held by SMBC. Holders who elect to exchange may choose to sell or hold the Class A common stock. Units eligible for exchange exclude 25,658,754 units held by Managing Directors that they received as Managing Directors which units remain subject to lock‑up provisions in three installments (which were equal installments at the time of our initial public offering) through each of the fourth, fifth and sixth anniversary of our initial public offering. The General Partner intends to establish redemption dates from time to time in the ordinary course in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates.

Certain Class A partnership unitholders in Group LP and holders of our Class A common stock are parties to agreements with us pursuant to which we have granted them registration rights. Under those agreements, these persons will have the ability to cause us to register the shares of our Class A common stock (including the shares they could acquire upon exchange of Class A partnership units in Group LP), subject to certain contractual restrictions. See “Exchanges of Group LP Class A Partnership Units For Moelis & Company Class A Common Stock.”

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

On December 13, 2016, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a regular quarterly dividend of $0.37 per share declared on January 04, 2017. The $1.25 per share was paid on January 5, 2017 to Class A common stockholders of record on December 23, 2016 while the regular dividend will be paid on March 17, 2017 to shareholders of record as of March 3, 2017. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Anti‑takeover provisions in our organizational documents and Delaware law could delay or prevent a change in control.

Our amended and restated certificate of incorporation and bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, there is no cumulative voting in the election of directors, and our amended and restated certificate of incorporation provides that directors may be removed, with or without cause, only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote; provided, however, that for so long as the Class B Condition is satisfied, directors may be removed, with or without cause, with the affirmative vote of a majority of the voting interest of stockholders entitled to vote. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. See “Description of Capital Stock.”

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

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “MC.” There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during fiscal 2016 and 2015.

	Year Ended December 31, 2016
	Sales Price		Dividends per share
	High	Low	of common stock
First quarter	$28.55	$23.64	$1.10
Second quarter	$28.87	$22.02	$0.30
Third quarter	$27.10	$22.25	$0.32
Fourth quarter	$35.35	$24.05	$1.57

	Year Ended December 31, 2015
	Sales Price		Dividends per share
	High	Low	of common stock
First quarter	$35.28	$29.74	$0.20
Second quarter	$30.53	$27.05	$0.20
Third quarter	$30.54	$25.98	$0.30
Fourth quarter	$30.69	$25.60	$0.30

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company paid dividends of $0.20 per share until July 2015, when the quarterly dividend was increased to $0.30 per share. In August 2016 and January 2017 the quarterly dividend was increased again to $0.32 and $0.37 per share, respectively.

As of February 14, 2017 there were approximately 128 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

The Company paid cash dividends as represented in the table above. In addition to cash dividends, the Company generally pays dividend equivalents, in the form of unvested restricted stock units (“RSU”), concurrently with the payment of dividends to the holders of Class A common stock, on RSUs which are typically granted as part of annual incentive compensation and to new hires. The dividend equivalents have the same vesting and delivery terms as the underlying RSUs.

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

Stock Performance

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The stock performance graph below compares the performance of an investment in our Class A common stock, from April 15, 2014 through December 31, 2016, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in our initial public offering of Class A common stock on April 15, 2014, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF HISTORICAL RETURNS AMONG MOELIS & COMPANY CLASS A COMMON STOCK, S&P 500 INDEX AND S&P 500 FINANCIALS INDEX
$170
$160
$150
$140
$130
$120
$110
$100
$90
4/15/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
Moelis & Company
S&P 500 Index
S&P 500 Financials Index

Share Repurchases in the Fourth Quarter of 2016

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2016. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number	Average Price	Announced Plans	the Plan
Period	of Shares Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
October 1 - October 31	24,008	$26.23	$—	$20.0	million
November 1 - November 30	268	27.90	—	20.0	million
December 1 - December 31	1,866	29.90	—	20.0	million
Total	26,142	$26.51	$—	$20.0	million

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Item 6.       Selected Financial Data

The following selected financial and other data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10‑K.

The selected historical financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 have been derived from our audited consolidated and combined financial statements included this Form 10‑K.

We derived the selected historical financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated and combined financial statements which are not included in this Form 10‑K.

	Year Ended December 31,
($ in thousands, except per share data)	2016(1)	2015(2)	2014(3)	2013	2012
Statement of Operations Data
Revenues	$613,373	$551,863	$518,750	$411,386	$385,871
Expenses:
Compensation and benefits	360,893	311,224	377,219	264,944	274,941
Non-compensation expenses	91,391	103,136	93,787	76,333	72,885
Total operating expenses	452,284	414,360	471,006	341,277	347,826
Operating income (loss)	161,089	137,503	47,744	70,109	38,045
Other income and expenses	509	2,085	736	(771)	333
Income (loss) from equity method investments	5,076	4,476	(2,185)	3,681	(658)
Income (loss) before income taxes	166,674	144,064	46,295	73,019	37,720
Provision for income taxes	24,809	23,847	13,740	2,794	2,498
Net income (loss)	$141,865	$120,217	$32,555	$70,225	$35,222
Net income (loss) attributable to noncontrolling interest	103,478	87,113	35,567
Net income (loss) attributable to Moelis & Company	$38,387	$33,104	$(3,012)
Weighted-average shares of Class A common stock outstanding
Basic	20,933,757	20,021,652	15,911,819
Diluted	24,242,302	21,362,571	15,911,819
Net income (loss) attributable to holders of shares of Class A common stock per share
Basic	$1.83	$1.65	$(0.19)
Diluted	$1.58	$1.55	$(0.19)
Dividends declared per share of Class A common stock	$3.29	$1.00	$1.40
Statement of Financial Condition Data (period end)
Total assets	$598,800	$539,461	$464,249	$443,463	$402,668
Total liabilities	347,359	282,043	289,864	134,093	142,560
Equity	251,441	257,418	174,385	309,370	260,108
Other Data and Metrics
Bankers at period-end	446	462	381	317	340
Managing Directors at period-end	102	105	94	86	80
Number of fee-paying clients	305	269	256	263	236
Number of fee-paying clients ≥ $1M	167	139	130	109	107
% of total revenue from top 10 transactions	20%	25%	23%	23%	22%

(1)

Results of operations for the year ended December 31, 2016 include approximately $5.2 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO.

(2)

Results of operations for the year ended December 31, 2015 include approximately $5.8 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO.

(3)

Results of Operations for the year ended December 31, 2014 include approximately $112.4 million of pre-tax one time charges primarily associated with accelerating the vesting of pre-IPO equity held by Managing Directors in connection with the Company’s IPO completed in April 2014. Following the vesting acceleration, pre-IPO equity held by our Managing Directors is subject to a minimum four to six years lock-up.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this Form 10‑K. Actual results and the timing of events may differ significantly from those expressed or implied in such forward‑looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Special Note Regarding Forward‑Looking Statements” and elsewhere in this Form 10‑K.

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

We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. In regions where it made more sense to establish a partnership rather than build from the ground up, we entered into strategic alliances, including in Japan with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. in 2012 and in Mexico with Alfaro, Dávila y Ríos, S.C. (“ADR”) in 2016. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and the San Francisco Bay Area in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2016, we served our clients globally with 446 advisory bankers. We plan to continue to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Reorganization and Initial Public Offering

In April 2014, we reorganized our business in connection with Moelis & Company’s IPO of Class A common stock. See Note 4 in these consolidated and combined financial statements for further information. In connection with the reorganization and IPO, several transactions took place which had a significant impact on our results of operations for the year ended December 31, 2014 including the following:

•

$87,601 of compensation and benefits expense associated with the one‑time non‑cash acceleration of unvested equity held by Managing Directors. Excluded from this acceleration was $10,349 of compensation and benefits expense associated with the amortization of equity held by Managing Directors during the three months ended March 31, 2014 which was subsequently accelerated upon completion of the IPO;

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

•	$1,240 of professional fees expense associated with the one‑time non‑cash acceleration of unvested equity held by non‑employee members of Moelis & Company’s former Global Advisory Board; and

•

$4,916 of expenses associated with the one‑time non‑cash acceleration of unvested equity held by employees of the Australian JV. Half of the expenses associated with acceleration of equity held by employees of the Australian JV is included in other expenses and the other half is included in income (loss) from equity method investments.

Follow-on Offerings of Class A Common Stock

In November 2014, the Company completed an offering of 6,325,000 shares of Class A common stock sold by the Company and selling stockholders. The Company conducted the offering to facilitate organized liquidity in its Class A common stock and to increase the public float of its Class A common stock. The shares were offered by selling stockholders, including certain of the Company’s pre-IPO equity holders and Managing Directors, other than 1,535,392 shares offered by the Company, the proceeds of which were used to repurchase the same number of shares or partnership interests or other equity interests that are exchangeable or convertible into shares of Class A common stock from certain of the Company’s Managing Directors and employees. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 4,511,058 shares. The Company did not retain any proceeds from the sale of its Class A common stock. See Note 4 in these consolidated and combined financial statements for further information.

On January 11, 2017, the Company completed an offering of 5,750,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The proceeds of the offering were used to repurchase the same number of shares of Class A common stock or partnership interests or other equity interests that are exchangeable or convertible into shares of Class A common stock from certain of the Company’s Managing Directors and former employees. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 5,356,876 shares. The Company did not retain any proceeds from the sale of its Class A common stock. See Note 17 in these consolidated and combined financial statements for further information.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

For the year ended December 31, 2016, we earned revenues of $613.4 million, or an increase of 11% from the $551.9 million earned during the same period in 2015. This compares favorably with a 7% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

In the U.S., which has particularly contributed to our full year growth, we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. Additionally, if regulatory and tax reforms are implemented under the new administration, we would expect to see a positive benefit to the M&A environment. Finally, the dislocation in energy and other commodity related sectors as well as in the emerging markets continues to provide opportunity for recapitalization and restructuring and capital markets related activity.

As our team of investment professionals expands and continues to gain traction, we expect our global collaboration will deepen and continue to resonate with clients. Our current conversations with clients remain robust, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			Variance
($ in thousands)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Revenues	$613,373	$551,863	$518,750	11%	6%
Expenses:
Compensation and benefits	360,893	311,224	377,219	16%	-17%
Non-compensation expenses	91,391	103,136	93,787	-11%	10%
Total operating expenses	452,284	414,360	471,006	9%	-12%
Operating income (loss)	161,089	137,503	47,744	17%	188%
Other income and (expenses)	509	2,085	736	-76%	183%
Income (loss) from equity method investments	5,076	4,476	(2,185)	13%	N/M
Income (loss) before income taxes	166,674	144,064	46,295	16%	211%
Provision for income taxes	24,809	23,847	13,740	4%	74%
Net income (loss)	$141,865	$120,217	$32,555	18%	269%

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

Year Ended December 31, 2016 versus 2015

Revenues were $613.4 million for the year ended December 31, 2016 compared with $551.9 million for the same period in 2015, representing an increase of 11%. This compares favorably with a 7% decrease in the number of globally completed M&A transactions greater than $100 million in the same period. The increase in revenues was primarily driven by higher fees earned in the U.S. and rest of world, partially offset by decreased fees from Europe.

The number of clients we advised increased year‑over‑year from 269 clients in 2015 to 305 clients in 2016, and the number of clients who paid fees equal to or greater than $1 million increased from 139 clients in 2015 to 167 clients in 2016.

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

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Year Ended December 31,			Variance
($ in thousands)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Expenses:
Compensation and benefits	$360,893	$311,224	$377,219	16%	-17%
% of revenues	59%	56%	73%
Non-compensation expenses	$91,391	$103,136	$93,787	-11%	10%
% of revenues	15%	19%	18%
Total operating expenses	$452,284	$414,360	$471,006	9%	-12%
% of revenues	74%	75%	91%

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

Our operating expenses (both compensation and non‑compensation expenses) for the year ended December 31, 2014 were impacted by the significant reorganization and IPO related expenses as described above in “Reorganization and Initial Public Offering.”

Year Ended December 31, 2016 versus 2015

Operating expenses were $452.3 million for the year ended December 31, 2016 and represented 74% of revenues, compared with $414.4 million for the same period in 2015 which represented 75% of revenues. The increase in operating expenses in 2016 was generally in-line with the growth in revenues and was primarily driven by higher compensation expenses due to an additional tranche of equity amortization as compared to the prior year, as well as modified vesting terms associated with that equity which have a five year pro-rata vest for Managing Directors as compared with awards issued in the previous two years which have a five year vest, pro-rata in years three, four and five.

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

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity‑based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company’s estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

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

Year Ended December 31, 2016 versus 2015

For the year ended December 31, 2016, compensation‑related expenses of $360.9 million represented 59% of revenues, compared with $311.2 million of compensation‑related expenses which represented 56% of revenues in the prior year. The increase in expenses primarily relates to a combination of greater revenue and increased equity amortization during 2016 as compared with 2015.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $232.9 million and $190.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in fixed compensation costs relates to an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $128.0 million and $121.1 million for the years ended December 31, 2016 and 2015, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense exceeding the growth in the overall compensation pool.

Year Ended December 31, 2015 versus 2014

For the year ended December 31, 2015, compensation‑related expenses of $311.2 million represented 56% of revenues, compared with $377.2 million of compensation‑related expenses which represented 73% of revenues in the prior year. The decrease in expenses primarily relates to $106.2 million of compensation expense associated with the reorganization and IPO that occurred during 2014 and a lower discretionary bonus accrual in 2015.

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

Historically, our non‑compensation expenses associated with business development have increased as we have increased headcount and the related non‑compensation support costs which results from growing our business, except for during 2016 where there were decreases in non-compensation expenses described further below. The trend of increased non-compensation expenses growing with increased headcount may continue as we expand into new sectors, geographies and products to serve our clients’ evolving needs.

Year Ended December 31, 2016 versus 2015

Non‑compensation expenses were $91.4 million in the year ended December 31, 2016, representing 15% of revenues, down from $103.1 million, or 19% in the prior year. The decrease in non‑compensation expenses was primarily driven by reduced professional fees due to lower consulting and recruiting fees, lower other expenses and increased collections of reimbursable expenses.

Year Ended December 31, 2015 versus 2014

Non-compensation expenses were $103.1 million in the year ended December 31, 2015, representing 19% of revenues, up from $93.8 million, or 18% in the prior year. The dollar increase in non-compensation expenses was primarily driven by increased occupancy, professional fees, communication, technology and information services expenses and other expenses, reflecting increased headcount and activity. Non-compensation expenses in 2014 were also impacted by approximately $3.7 million of expense relating to the reorganization and IPO as described above in ‘‘Reorganization and Initial Public Offering.’’

Income (Loss) From Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities, but has the ability to exercise significant influence. The amounts recorded on the consolidated statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

Investment in Joint Venture

On April 1, 2010, we entered into the Australian JV, investing a combination of cash and certain net assets in exchange for a 50% interest in the Australian JV. The remaining 50% of the Australian JV is owned by an Australian trust established by and for the benefit of Australian executives. The Australian JV’s business is offering advisory services as well as equity capital markets and research business, sales and trading business covering Australian public equity securities and an asset management business. Advisory fees are generally recognized at key transaction milestones, so the revenues earned by the Australian JV can vary significantly period to period. The Australian JV has offices in Sydney and Melbourne.

Year Ended December 31, 2016 versus 2015

Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $3.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Australian JV’s revenues increased approximately 33% compared with the same period in 2015. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses increased 13% during the year ended December 31, 2016 when compared with the same period in 2015.

Year Ended December 31, 2015 versus 2014

Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $0.3 million and a loss of $2.2 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Australian JV’s revenues had a nominal increase when compared with the same period in 2014. The Australian JV generally derives revenues from a varying number of engagements each period which may result in revenues that vary significantly from period to period. Operating expenses decreased 14% during the year ended December 31, 2015 when compared with the same period in 2014.

Other Equity Method Investment

In June 2014, the Company made an investment into a general partner entity which invests third‑party funds and is controlled by a related party, Moelis Asset Management LP. The Company determined that it should account for this investment as an equity method investment on its consolidated and combined financial statements. The investment was substantially liquidated during the year ended December 31, 2016.

Year Ended December 31, 2016 versus 2015

Income (loss) from equity method investments related to our investment in an entity which invests in funds was $1.7 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively.

Year Ended December 31, 2015 versus 2014

Income (loss) from equity method investments related to our investment in an entity which invests in funds was $4.2 million and $0 for the years ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

Years Ended December 31, 2016, 2015 and 2014

The Company’s provision for income taxes and effective tax rates were $24.8 million and 15% and $23.8 million and 17% for the years ended December 31, 2016 and 2015, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The decrease in effective tax rate is primarily attributable to the reduction in UBT and certain foreign taxes on the allocable earnings to noncontrolling interests.

During the year ended December 31, 2014, the Company’s provision for income taxes was $13.7 million on income before taxes of $46.3 million, which reflected an effective tax rate of 30%. The consolidated effective tax rate for the period primarily reflected the effect of certain nondeductible expenses related to the vesting of Class A partnership units in Group LP in connection with the Company’s reorganization and IPO in April 2014, and only a portion of Group LP’s earnings relating to the post‑IPO period was subject to U.S. federal, state and local income tax at the prevailing corporate income tax rate.

Liquidity and Capital Resources

Our current assets have historically comprised cash, short‑term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year in respect of the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash then typically builds over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2016 and December 31, 2015, the Company had cash equivalents of $246.9 million and $178.9 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of December 31, 2016 and December 31, 2015, the Company had cash of $72.0 million and $69.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2016 and December 31, 2015, the Company held $33.0 million and $38.0 million of U.S. Treasury Bills classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2016 and 2015 accounts receivable were $23.2 million and $28.9 million, respectively, net of allowances of $0.5 million and $1.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2016, the Company had no borrowings under the credit facility.

As of December 31, 2016, the Company’s available credit under this facility was $33.2 million as a result of the issuance of an aggregate amount of $6.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

On December 13, 2016, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share. The $1.25 per share was paid on January 5, 2017 to Class A common stockholders of record on December 23, 2016. During the year ended December 31, 2016, the Company paid aggregate dividends of $2.04 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 13 of the consolidated and combined financial statements as of December 31, 2016 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$141,865	$120,217	$32,555
Non-cash charges	76,070	46,839	128,141
Other operating activities	13,521	(24,754)	48,215
Total operating activities	231,456	142,302	208,911
Investing Activities	1,436	(1,740)	18,539
Financing Activities	(157,899)	(89,740)	(329,155)
Effect of exchange rate changes	(4,089)	(744)	(3,375)
Net increase (decrease) in cash	70,904	50,078	(105,080)
Cash and cash equivalents, beginning of period	248,022	197,944	303,024
Cash and cash equivalents, end of period	$318,926	$248,022	$197,944

Year Ended December 31, 2016

Cash and cash equivalents were $318.9 million at December 31, 2016, an increase of $70.9 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $231.5 million primarily attributable to net income and the impact of non‑cash equity‑based compensation charges on net income. Investing activities resulted in a net inflow of $1.4 million primarily attributable to the net proceeds from sales of investments, partially offset by the purchase of fixed assets. Financing activities resulted in a net outflow of $157.9 million primarily related to dividends and distributions to shareholders and partners.

Year Ended December 31, 2015

Cash and cash equivalents were $248.0 million at December 31, 2015, an increase of $50.1 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net inflow of $142.3 million primarily attributable to net income and the impact of non‑cash equity‑based compensation charges on net income. Investing activities resulted in a net outflow of $1.7 million primarily attributable to the purchase of fixed assets, offset by net proceeds from sales of investments. Financing activities resulted in a net outflow of $89.7 million primarily related to dividends and distributions to shareholders and partners.

Year Ended December 31, 2014

Cash and cash equivalents were $197.9 million at December 31, 2014, a decrease of $105.1 million from $303.0 million of cash and cash equivalents at December 31, 2013. Operating activities resulted in a net inflow of $208.9 million primarily attributable to net income and the impact of non‑cash equity compensation charges on net income. Investing activities resulted in a net inflow of $18.5 million primarily attributable to proceeds from sales of investments, partially offset by purchases of investments. Financing activities resulted in a net outflow of $329.2 million primarily related to the pre‑offering distributions to partners and post offering dividends and distributions to partners and shareholders, partially offset by net proceeds received related to the issuance of Class A common stock.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,635 of committed sublease income)	$77,955	$17,089	$32,952	$15,216	$12,698
Amount due pursuant to Tax Receivable Agreement	120,936	5,047	10,932	12,143	92,814
Total	$198,891	$22,136	$43,884	$27,359	$105,512

As of December 31, 2016, the Company has a total payable of $120.9 million due pursuant to the tax receivable agreement in the consolidated and combined financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. No payment due pursuant to the tax receivable agreement was made during the year ended December 31, 2016.

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

Off‑Balance Sheet Arrangements

We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for those described under “Contractual Obligations” above.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated and combined statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2016, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated and combined statements of comprehensive income was a loss of $1.5 million, a gain of $0.1 million and a loss of $2.6 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Prior to our IPO in April of 2014, certain expenses have been allocated from Old Holdings based on the most relevant measure, including relative usage or proportion of the Company’s headcount to that of Old Holdings. Occupancy expenses have been allocated to the Company based on the proportion of the Company’s headcount to that of Old Holdings, and communication, technology and information services expenses have been allocated to the Company based on a combination of relative usage and the proportion of the Company’s headcount to that of Old Holdings. All other expenses were specifically identifiable to the Company. Management believes the assumptions and allocations underlying the consolidated and combined financial statements are reasonable, and the allocated amounts are representative of the amounts that would have been recorded in the consolidated and combined financial statements had the Company operated independent of Old Holdings for the historical periods presented.

In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services and office space to Moelis Asset Management LP for a fee. See Note 12 for further information.

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

Accounts Receivable and Allowance for Doubtful Accounts

The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

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

Equity‑based Compensation

The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant‑date fair value amortized over the service period required by the award’s vesting terms. Prior to the Company’s IPO, the measurement of the grant‑date fair value required Old Holdings to make estimates about its future operating results and the appropriate risk‑adjusted discount rates. The methods used to estimate the fair value of equity‑based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Under the market approach, fair value is determined with reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the comparable company by a relevant valuation multiple‑adjusted for differences between Old Holdings and the referenced comparable). Under the income approach, fair value is determined by converting future amounts (e.g., cash flows or earnings) to a single present amount (discounted) using current expectations about those future amounts. Subsequent to the Company’s IPO, the grant‑date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying consolidated and combined statements of operations and as an increase to equity in the accompanying consolidated statements of financial condition and consolidated and combined statements of changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units. The Company records dividends in kind, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest.

For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service‑based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee meets certain requirements. For qualifying awards issued prior to December 1, 2016, the employee must (i) be at least 54 years old and (ii) have provided at least 8 consecutive years of service to the Company. For qualifying awards issued on or after December 1, 2016, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs prior to meeting the stated requisite service period or retirement eligibility date are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities, but has the ability to exercise significant influence. The amounts recorded on the consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2016, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2016, 2015 and 2014, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our combined financial statements, see Note 3—Recent Accounting Pronouncements, of the consolidated and combined financial statements included in this Form 10‑K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 8.       Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Moelis & Company and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Moelis & Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2017

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$318,926	$248,022
Restricted cash	659	819
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $475 and $1,149 as of December 31, 2016 and December 31, 2015, respectively	23,158	28,937
Other receivables	7,293	10,333
Total receivables	30,451	39,270
Deferred compensation	8,701	9,040
Investments at fair value (cost basis $33,593 and $38,628 as of December 31, 2016 and December 31, 2015, respectively)	33,383	38,624
Equity method investments	20,873	17,459
Equipment and leasehold improvements, net	8,397	8,698
Deferred tax asset	167,791	165,505
Prepaid expenses and other assets	9,619	12,024
Total assets	$598,800	$539,461
Liabilities and Equity
Compensation payable	$131,591	$124,233
Accounts payable and accrued expenses	14,326	21,203
Dividends payable	68,066	—
Amount due pursuant to tax receivable agreement	120,936	120,334
Deferred revenue	2,971	7,003
Other liabilities	9,469	9,270
Total liabilities	347,359	282,043
Commitments and Contingencies (See Note 14)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,948,998 issued and 20,561,108 outstanding at December 31, 2016; 1,000,000,000 authorized, 20,536,740 issued and 20,273,118 outstanding at December 31, 2015)	210	205
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 31,138,193 issued and outstanding at December 31, 2016; 1,000,000,000 authorized, 31,229,236 issued and outstanding at December 31, 2015)	311	312
Treasury stock, at cost; 387,890 and 263,622 shares as of December 31, 2016 and December 31, 2015, respectively	(10,930)	(7,616)
Additional paid-in-capital	291,026	190,703
Retained earnings (accumulated deficit)	(68,229)	(15,338)
Accumulated other comprehensive income (loss)	(543)	108
Total Moelis & Company equity	211,845	168,374
Noncontrolling interests	39,596	89,044
Total equity	251,441	257,418
Total liabilities and equity	$598,800	$539,461

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$613,373	$551,863	$518,750
Expenses
Compensation and benefits	360,893	311,224	377,219
Occupancy	18,696	15,063	13,638
Professional fees	12,574	20,911	19,177
Communication, technology and information services	22,025	18,263	15,841
Travel and related expenses	20,570	24,329	25,338
Depreciation and amortization	3,183	2,635	2,268
Other expenses	14,343	21,935	17,525
Total expenses	452,284	414,360	471,006
Operating income (loss)	161,089	137,503	47,744
Other income and (expenses)	509	2,085	736
Income (loss) from equity method investments	5,076	4,476	(2,185)
Income (loss) before income taxes	166,674	144,064	46,295
Provision for income taxes	24,809	23,847	13,740
Net income (loss)	141,865	120,217	32,555
Net income (loss) attributable to noncontrolling interests	103,478	87,113	35,567
Net income (loss) attributable to Moelis & Company	$38,387	$33,104	$(3,012)
Weighted-average shares of Class A common stock outstanding
Basic	20,933,757	20,021,652	15,911,819
Diluted	24,242,302	21,362,571	15,911,819
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.83	$1.65	$(0.19)
Diluted	$1.58	$1.55	$(0.19)

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$141,865	$120,217	$32,555
Unrealized gain (loss) on investments	(249)	—	—
Foreign currency translation adjustment, net of tax	(1,485)	99	(2,637)
Other comprehensive income (loss)	(1,734)	99	(2,637)
Comprehensive income (loss)	140,131	120,316	29,918
Less: Comprehensive income attributable to noncontrolling interests	102,395	87,189	33,771
Comprehensive income (loss) attributable to Moelis & Company	$37,736	$33,127	$(3,853)

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$141,865	$120,217	$32,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(277)	1,213	1,450
Depreciation and amortization	3,183	2,635	2,268
(Income) loss from equity method investments	(5,076)	(4,476)	2,185
Equity-based compensation	77,050	46,131	119,756
Deferred tax provision	(1,014)	796	(753)
Other	2,204	540	3,235
Changes in assets and liabilities:
Accounts receivable	5,536	(7,993)	4,604
Other receivables	3,562	(5,448)	371
Prepaid expenses and other assets	1,754	(5,166)	1,990
Deferred compensation	167	(3,420)	(2,456)
Compensation payable	10,739	(10,618)	33,601
Accounts payable and accrued expenses	(6,219)	1,751	11,103
Deferred revenue	(4,018)	1,855	(1,682)
Dividends received	1,416	4,415	—
Other liabilities	584	(130)	684
Net cash provided by (used in) operating activities	231,456	142,302	208,911
Cash flows from investing activities
Purchase of investments	(120,906)	(157,981)	(130,994)
Proceeds from sales of investments	126,000	160,001	157,235
Return of capital from equity method investments	11	254	—
Investment in equity method investments	—	—	(4,445)
Note payments received from employees	—	—	831
Notes issued to employees	(852)	—	(119)
Purchase of equipment and leasehold improvements	(2,870)	(3,996)	(3,888)
Change in restricted cash	53	(18)	(81)
Net cash provided by (used in) investing activities	1,436	(1,740)	18,539
Cash flows from financing activities
Dividends and distributions	(154,703)	(80,909)	(123,223)
Purchase of treasury stock	(3,314)	(7,616)	—
Payments under tax receivable agreement	—	(1,587)	—
Excess tax benefits from equity-based compensation	118	462	—
Class A partnership units and other equity purchased	—	(90)	—
Pre-offering distribution to partners	—	—	(195,017)
IPO related proceeds (net of $10,316 of offering costs)	—	—	163,682
Dividend distributions to Parent for partners	—	—	—
Distributions of IPO proceeds to partners	—	—	(139,429)
Other cash contributions from (distributions to) Parent	—	—	(34,730)
Cash proceeds from issuance of Class B common stock	—	—	500
Other	—	—	(938)
Net cash provided by (used in) financing activities	(157,899)	(89,740)	(329,155)
Effect of exchange rate fluctuations on cash and cash equivalents	(4,089)	(744)	(3,375)
Net increase (decrease) in cash and cash equivalents	70,904	50,078	(105,080)
Cash and cash equivalents, beginning of period	248,022	197,944	303,024
Cash and cash equivalents, end of period	$318,926	$248,022	$197,944
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$28,613	$26,000	$5,649
Other non-cash activity
Dividends declared not paid	$68,066	$—	$—
Dividend equivalents issued	$23,367	$4,130	$—
Class A Partnership Units or other equity converted into Class A Common Stock	$835	$4,726	$—
Forfeiture of fully-vested Group LP units or other equity units	$83	$1,075	$—
Non-cash settlement of accounts receivable	$—	$635	$—
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	$—	$—	$10,854
Increase in deferred tax assets resulting from follow-on offering, net of amounts payable under tax receivable agreement	$—	$—	$20,711
Capitalized offering costs paid in prior or subsequent period	$—	$—	$1,575
Tax benefit related to settlement of appreciation units	$—	$—	$4,308
Establishment of deferred tax asset related to reorganization	$—	$—	$3,261
Increase in deferred tax asset related to IPO	$—	$—	$1,302
Other non-cash distributions	$—	$—	$1,560

See notes to the consolidated and combined financial statements.

Moelis & Company

Consolidated and Combined Statements of Changes in Equity

(dollars in thousands, except per share amounts)

	Shares							Retained		Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Parent	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Company	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Investment	Income (Loss)	Interests	Equity
Balance as of January 1, 2014	—	—	—	$—	$—	$—	$—	$—	$308,444	$926	$—	$309,370
Net income (loss)	—	—	—	—	—	—	—	—	29,768	—	—	29,768
Net cash distributions to Parent	—	—	—	—	—	—	—	—	(80,983)	—	—	(80,983)
Equity-based compensation	—	—	—	—	—	—	—	—	13,834	—	—	13,834
Equity-based contributions to joint venture and Parent’s advisory board	—	—	—	—	—	—	—	—	1,223	—	—	1,223
Pre-offering distribution to partners	—	—	—	—	—	—	—	—	(195,017)	—	—	(195,017)
Other non-cash distributions	—	—	—	—	—	—	—	—	(1,105)	—	—	(1,105)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1	—	1
Establishment of deferred tax asset related to reorganization	—	—	—	—	—	—	3,261	—	—	—	—	3,261
Reorganization of equity structure	7,699,851	—	—	77	—	—	12,475	—	(76,164)	—	63,612	—
Issuance of Class B common stock	—	36,158,698	—	—	362	—	138	—	—	—	—	500
Balance post-reorganization	7,699,851	36,158,698	—	77	362	—	15,874	—	—	927	63,612	80,852
Issuance of Class A common stock in connection with IPO	7,483,442	—	—	75	—	—	162,032	—	—	—	—	162,107
Net income (loss)	—	—	—	—	—	—	—	(3,012)	—	—	5,799	2,787
Distributions of IPO proceeds to partners	—	—	—	—	—	—	(139,429)	—	—	—	—	(139,429)
Dividends declared ($1.40 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	3,115	(21,106)	—	—	(58,242)	(76,233)
Equity-based compensation	76,722	—	—	1	—	—	39,156	—	—	—	66,765	105,922
Equity-based compensation to joint venture and global advisory board	—	—	—	—	—	—	5,849	—	—	—	123	5,972
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	—	—	10,854	—	—	—	—	10,854
Increase in deferred tax asset related to IPO	—	—	—	—	—	—	1,302	—	—	—	—	1,302
Tax benefit related to settlement of appreciation units	—	—	—	—	—	—	4,308	—	—	—	—	4,308
Issuance of Class A common stock and acquisitions of Class A partnership units in connection with follow-on offering	4,511,058	(4,507,453)	—	45	(45)	—	33,723	—	—	—	(13,012)	20,711
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(842)	(1,796)	(2,638)
Other	(180)	(29,703)	—	—	(1)	—	112	—	—	—	(2,241)	(2,130)
Balance as of December 31, 2014	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	$174,385
Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$—	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	33,104	—	—	87,113	120,217
Equity-based compensation	134,228	(5,412)	—	1	—	—	42,400	—	—	—	3,730	46,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	23	76	99
Dividends declared ($1.00 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,130	(24,324)	—	—	(60,715)	(80,909)
Treasury stock purchases	—	—	(263,622)	—	—	(7,616)	—	—	—	—	—	(7,616)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	631,619	(343,857)	—	6	(4)	—	5,727	—	—	—	(1,093)	4,636
Net excess tax benefit from equity-based compensation	—	—	—	—	—	—	428	—	—	—	—	428
Other	—	(43,037)	—	—	—	—	1,122	—	—	—	(1,075)	47
Balance as of December 31, 2015	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$—	$108	$89,044	$257,418
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$—	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	38,387	—	—	103,478	141,865
Equity-based compensation	308,720	(2,132)	—	4	—	—	73,914	—	—	—	3,132	77,050
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(651)	(1,083)	(1,734)
Dividends declared ($3.29 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	23,367	(91,278)	—	—	(154,858)	(222,769)
Treasury stock purchases	—	—	(124,268)	—	—	(3,314)	—	—	—	—	—	(3,314)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	103,538	(88,911)	—	1	(1)	—	952	—	—	—	(117)	835
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(62)	—	—	—	—	(62)
Other	—	—	—	—	—	—	2,152	—	—	—	—	2,152
Balance as of December 31, 2016	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$—	$(543)	$39,596	$251,441

See notes to the consolidated and combined financial statements.

Moelis & Company

Notes to the Consolidated and Combined Financial Statements

(dollars in thousands)

1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated and combined financial statements include the accounts and operations of Moelis & Company since its initial public offering (“IPO”) in April of 2014, along with the historical carved out accounts and operations of the advisory business of Moelis & Company Holdings LP (the “Parent” or “Old Holdings”) prior to Moelis & Company’s IPO (Moelis & Company and the advisory business of the Parent are referred to as the “Company,” “we,” “our,” or “us”).

Prior to the Company’s IPO, the Parent operated as a Delaware limited partnership that commenced operations during 2007. The general partner of the Parent was Moelis & Company Holdings GP LLC. The sole member of Moelis & Company Holdings GP LLC was Moelis & Company Manager LLC (“Manager”), which was wholly‑owned by certain co‑founding partners. In April of 2014, Old Holdings reorganized its business in connection with the IPO of 7,475,000 shares of Moelis & Company Class A common stock. Following the reorganization, the advisory business is now held under Moelis & Company Group LP (“Group LP”), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. The net assets associated with the advisory operations were distributed to Group LP at their carrying amounts. Moelis & Company’s shareholders are entitled to receive a portion of Group LP’s economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units. The details of the reorganization and IPO are described further in Note 4.

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

services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through Hong Kong Moelis & Company Asia Limited Beijing Representative Office, as well as having a wholly‑owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.

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

As of December 31, 2016, the Company had cash equivalents of $246,933 (December 31, 2015: $178,872) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of December 31, 2016, the Company had cash of $71,993 (December 31, 2015: $69,150) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

Restricted Cash—As of December 31, 2016, the Company held cash of $659 (December 31, 2015: $819) in restricted collateral deposits primarily held by certain non‑U.S. subsidiaries.

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

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

The amounts recorded on the consolidated statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and combined statements of operations.

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

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated statements of financial condition and any gain or loss is reflected in the consolidated and combined statements of operations.

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

The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid‑in‑capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and subsequent exchanges described above as a deferred tax asset in the consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase and subsequent exchanges described above is recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the consolidated and combined statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $16,369, $13,678 and $9,990 for the years ended December 31, 2016, 2015 and 2014, respectively.

Equity‑based Compensation—The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant‑date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. Prior to the Company’s IPO, the measurement of the grant‑date fair value required the Company’s Parent to make estimates about its future operating results and the appropriate risk‑adjusted discount rates. The methods used to estimate the fair value of equity‑based compensation generally included the market approach and the income approach, each of which involve a significant degree of judgment. Subsequent to the Company’s IPO, the grant‑date fair value of equity awards is based on quoted market prices at the time of grant. The Company recognizes such amounts in compensation and benefits expenses in the accompanying consolidated and combined statements of operations and as an increase to equity in the accompanying consolidated statements of financial condition and consolidated and combined statements of changes in equity. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest.

For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service‑based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. See Note 9 for further discussion.

The Company generally permits a retiring employee to retain and not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee meets certain requirements. For qualifying awards issued prior to December 1, 2016, the employee must (i) be at least 54 years old and (ii) have provided at least 8 consecutive years of service to the Company. For qualifying awards issued on or after December 1, 2016, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs prior to meeting the stated requisite service period or retirement eligibility date are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2016, 2015 and 2014, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2016, 2015 and 2014, no such amounts were recorded.

Foreign Currency Translation—Assets and liabilities held in non‑U.S. dollar denominated (functional) currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non‑U.S. currency is designated the functional currency of the subsidiary. Non‑functional currency related transaction gains and losses are immediately recorded in the consolidated and combined statements of operations.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014‑09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015‑14, “Deferral of the Effective Date”, which provides amendments that defer the effective date of ASU 2014‑09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative‑effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. We continue to evaluate the available adoption methods. Additionally, the adoption of ASU 2014‑09 is expected to affect the timing of revenue recognition and the presentation of reimbursable expenses billed to clients in our consolidated and combined statements of operations. We cannot currently estimate the impact of adopting ASU 2014-09, as we have not completed our evaluation of the pronouncement.

In January 2016, the FASB issued ASU No. 2016‑01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016‑01”). ASU 2016‑01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016‑01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon initial evaluation, the adoption of ASU 2016‑01 will not have a material impact on the Company.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). ASU 2016‑02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, the Company has determined it will record right-to-use assets and liabilities measured at the present value of reasonably certain lease payments on our consolidated statements of financial condition. We do not anticipate any material changes to our consolidated and combined statements of operations.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures” (“ASU 2016-07”). ASU 2016-07 simplifies the accounting for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence by eliminating the requirement of adjusting the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s consolidated and combined financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment awards to employees. The amendments in the update affect several aspects of Topic 718, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Upon initial evaluation, the adoption of ASU 2016-09 will have the following changes to the Company’s financial statements. First, excess tax benefits and deficiencies will be recognized in our consolidated and combined statements of operations instead of being recorded to equity, and forfeitures may be accounted for as they occur instead of being estimated. In addition, excess tax benefits will be classified as cash flows from operating activities, and cash withheld by the Company for employees’ withholding taxes will be classified as cash flows from financing activities on our consolidated and combined statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides more standardized guidance to improve consistency surrounding the classification of certain cash payments and receipts between the operating, investing, and financing sections of the statement of cash flows. These transactions include the settlement of certain debt instruments, distributions received from equity-method investees and other transactions. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Upon initial evaluation, the primary impact is selecting one of two acceptable accounting treatments for distributions received from equity method investments. The Company currently follows the nature of distribution approach, therefore, we do not anticipate the adoption of ASU 2016-15 to have a material impact on our consolidated and combined financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides clearer guidance related to current and deferred income taxes driven by intra-entity asset transfers. Specifically, this ASU states that an entity should recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur whereas in the past, certain entities did not recognize these impacts until the asset was sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Upon initial evaluation, we do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated and combined financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows—Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that entities include a reconciliation of changes in restricted cash in their cash flow statement. This will standardize the diversity in practice where some entities included such balances in their statement, while others omitted them. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Due to this new guidance, the Company will be required to include a reconciliation of changes in restricted cash in our consolidated and combined statements of cash flows.

4.    BUSINESS CHANGES AND DEVELOPMENTS

Reorganization and Initial Public Offering

In April 2014, Old Holdings reorganized its business in connection with the IPO of Class A common stock by Moelis & Company, a newly‑formed Delaware corporation. Following the reorganization, the advisory operations are owned by Group LP and Group LP is controlled by Moelis & Company. The shareholders are entitled to receive a portion of the economics of the operations through their direct ownership interests in shares of Class A common stock of Moelis & Company. The existing owners of Group LP will continue to receive the majority of the economics of the operations, as noncontrolling interest holders, primarily through direct and indirect ownership interests in Group LP partnership units. As a corporation, Moelis & Company is subject to United States federal and state corporate income taxes, which results in a material increase in the applicable tax rates and current tax expense incurred post reorganization.

Group LP has one principal class of units, Class A partnership units. Group LP issued Class A partnership units to Moelis & Company and to certain existing holders of Old Holdings units. Following the reorganization, each Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock. In addition, Group LP issued Class B partnership units to Moelis & Company. The Class B partnership units correspond with the economic rights of shares of Moelis & Company Class B common stock. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock. Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

Group LP Class A partnership unitholders have no voting rights by virtue of their ownership of Group LP Class A partnership units, except for the limited rights described in Group LP’s Amended and Restated Agreement of Limited Partnership. Moelis & Company Partner Holdings LP holds all shares of Class B common stock, enabling it initially to exercise majority voting control over Moelis & Company. Among other items, Class B common stock contains a condition (the “Class B Condition”) that calls for Mr. Moelis to maintain a defined minimum equity stake. So long as the Class B Condition is satisfied, each share of Class B common stock entitles its holder to ten votes for each share held of record on all matters submitted to a vote of stockholders. Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent, set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation. Upon failure of the Class B Condition, each share of Class B common stock will have one vote for each share held. Each share of Class B common stock may, at the option of the holder, be converted into a number of shares of Class A common stock, or dollar set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation.

In connection with the reorganization and IPO described above, several transactions took place which impacted the Company’s consolidated and combined financial statements as of, and for the year ended, December 31, 2014, which included the following:

•

A pre‑offering distribution to the partners of Old Holdings of $195,017 reflected within financing activities in the consolidated and combined statements of cash flows and in the consolidated and combined statements of changes in equity;

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

•

The one‑time cash distribution of $139,429 by Group LP to the partners of Old Holdings of a portion of the proceeds arising from the sale of Class A partnership units to Moelis & Company is reflected within financing activities in the consolidated and combined statements of cash flows and in the consolidated and combined statements of changes in equity;

•

The tax impact associated with the one‑time cash distribution to certain partners of Old Holdings is treated as an acquisition for U.S. federal income tax purposes of Class A partnership units in Group LP from certain partners of Old Holdings. This transaction resulted in a deferred tax asset of which approximately $60,946 is attributable to exchanges by certain of the partners of Old Holdings who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $51,804) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Old Holdings over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid‑in‑capital.

•	Expenses related to the reorganization and IPO recorded in the consolidated and combined statements of operations for the year ended December 31, 2014 included the following:

•

$87,601 of compensation and benefits expense associated with the one‑time non‑cash acceleration of unvested equity held by Managing Directors. Excluded from this acceleration was $10,349 of compensation and benefits expense associated with the amortization of equity held by Managing Directors during the three months ended March 31, 2014 which was subsequently accelerated upon completion of the IPO;

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

•	$1,240 of professional fees expense associated with the one‑time non‑cash acceleration of unvested equity held by non‑employee members of Moelis & Company’s Global Advisory Board; and

•

$4,916 of expenses associated with the one‑time non‑cash acceleration of unvested equity held by employees of the Australian JV. Half of the expenses associated with acceleration of equity held by employees of the Australian JV is included in other expenses and the other half is included in income (loss) from equity method investments.

Follow-on Offerings

In November 2014, the Company completed an offering of 6,325,000 shares of Class A common stock by the Company and selling stockholders. The Company conducted the offering to facilitate organized liquidity in its Class A common stock and to increase the public float of its Class A common stock. In connection with the offering, the Company issued 4,509,400 shares of Class A common stock and used the proceeds to acquire the same quantity (4,509,400) of Group LP Class A partnership units. The remaining 1,815,600 shares of Class A common stock included in the offering were sold by current holders of Class A common stock, thus having no impact on the quantity of shares of Class A common stock outstanding. In addition, in connection with the Company’s acquisition of Group LP Class A partnership units, 4,507,453 shares of Class B common stock were either purchased (1,509,131 shares for $28) or converted to Class A common stock (2,998,322 shares of Class B common stock converted to 1,658 shares of Class A common stock based on a conversion ratio of .00055 to 1). The Company did not retain any proceeds from the offering.

Immediately following the transactions described above;

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

This transaction is treated for U.S. federal income tax purposes as an acquisition of Class A partnership units in Group LP from certain partners of Group LP, which resulted in a deferred tax asset of which approximately $80,117 is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to the tax receivable agreement, 85% (or $68,099) of the tax benefits associated with this portion of the deferred tax asset are payable to certain partners of Group LP over 15 years following this transaction and is recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid‑in‑capital.

On January 11, 2017, the Company completed an offering of 5,750,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. See Note 17 in these consolidated and combined financial statements for further information.

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

For the years ended December 31, 2016, 2015 and 2014, income of $3,383, income of $308 and a loss of $2,185 was recorded on this investment, respectively.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third‑party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its consolidated and combined financial statements. For the years ended December 31, 2016, 2015 and 2014, $1,693, $4,168 and $0 of income was recorded on this investment, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company received cash distributions from this entity in the amounts of $1,427, $4,669 and $0, respectively. The investment was substantially liquidated during the year ended December 31, 2016. As of December 31, 2016, the Company’s remaining investment in the entity was approximately $30, which is primarily cash held in escrow for fees and potential contingencies.

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2016	2015
Office equipment	$12,489	$11,193
Furniture and fixtures	3,255	2,916
Leasehold improvements	8,151	7,073
Total	23,895	21,182
Less accumulated depreciation and amortization	(15,498)	(12,484)
Equipment and leasehold improvements, net	$8,397	$8,698

Depreciation and amortization expenses for fixed assets totaled $3,183, $2,635 and $2,226 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The estimated fair values of government securities money markets and U.S. Treasury Bills as of December 31, 2016 and 2015 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

In 2015 the Company received convertible notes as compensation for its services and classified this investment as available-for-sale. The convertible notes did not have readily determinable market values and were categorized accordingly as level 3. The fair value of the convertible notes was recorded at the initial transaction price at which such notes were purchased by third party investors in the capital market transaction on which the Company provided services. In July 2016, the issuer of the convertible notes consummated its initial public offering and the notes converted into common stock of the issuer at a discounted conversion rate equal to the principal value of the notes plus accrued interest. The common stock is classified as available-for-sale and the subsequent measurement of its fair value is recorded based upon the quoted price in its active market. Unrealized changes in fair value are reflected in other comprehensive income in the consolidated and combined financial statements.

The following tables summarize the levels of the fair value hierarchy into which the Company’s financial assets and liabilities fall as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$44,999	$—	$44,999	$—
Government securities money market	201,934	—	201,934	—
Investments
U.S. treasury bills	32,995	—	32,995	—
Common stock	388	388	—	—
Total financial assets	$280,316	$388	$279,928	$—

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$100,996	$71,998	$28,998	$—
Government securities money market	77,876	—	77,876	—
Investments
U.S. treasury bills	37,989	19,990	17,999	—
Convertible notes	635	—	—	635
Total financial assets	$217,496	$91,988	$124,873	$635

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

The changes to the Company’s investments classified as level 3 are as follows for the years ended December 31, 2016 and 2015.

Convertible notes
January 1, 2016	$635
Unrealized gains (losses) included in accumulated other comprehensive income	43
Transfer out of level 3 due to conversion of convertible notes to common stock	(678)
December 31, 2016	$—
Unrealized gains (losses) related to investment still held as of December 31, 2016	$—

Convertible notes
January 1, 2015	$—
Non-cash settlement of customer receivable	635
December 31, 2015	$635
Unrealized gains (losses) related to investment still held as of December 31, 2015	$—

During the twelve months ended December 31, 2016, convertible notes held by the Company which were classified as level 3 were converted into common stock due to the occurrence of an initial public offering described above. As a result, the convertible notes classified as level 3 were converted to common stock classified as level 1.

At the end of the reporting period, the Company reviews U.S. treasury bills held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury bill held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the twelve months ended December 31, 2016, there were no transfers from level 1 to level 2 related to U.S. treasury bills that were initially acquired as on-the-run and classified as level 1, but subsequently transferred to level 2 as a result of becoming off-the-run. There were also no transfers between level 1, level 2 or level 3 during the year ended December 31, 2015.

8.    INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2016	2015	2014
U.S.	$172,401	$140,477	$69,734
Non‑U.S.	(5,727)	3,587	(23,439)
Income (loss) before income taxes	$166,674	$144,064	$46,295

The current and deferred components of the income tax provision for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Current income taxes:
Federal	$22,178	$14,483	$8,242
State and Local	5,361	4,254	3,759
Foreign	(1,716)	4,314	2,492
	$25,823	$23,051	$14,493
Deferred income taxes:
Federal	$(848)	$774	$(688)
State and Local	(207)	(29)	164
Foreign	41	51	(229)
Total	$24,809	$23,847	$13,740

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2016	2015	2014
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to state and local taxes	2.3%	2.2%	7.5%
Rate benefit as a U.S. limited partnership/flow through	-21.8%	-22.1%	-29.9%
Non‑deductible expenses*	0.2%	0.3%	12.2%
Foreign taxes	-0.9%	1.8%	4.9%
Other	0.1%	-0.6%	—
Effective income tax rate	14.9%	16.6%	29.7%

*Primarily related to non‑deductible equity compensation associated with the vesting of Group LP units granted prior to the IPO.

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2016	2015
Net operating loss	$5,988	$9,043
Step-up in tax basis in Group LP assets	143,630	149,605
Deferred Compensation	21,132	10,064
Accrued expenses and other	3,995	5,965
	174,745	174,677
Valuation allowance on NOL and other	(6,954)	(9,172)
Net deferred tax asset	$167,791	$165,505

The Company recorded an increase in the net deferred tax asset of $2,286 for the year ended December 31, 2016, which was primarily attributable to an increase in deferred compensation. The changes in deferred tax assets also reflects the net effect of an increase in the step‑up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in Group LP for Class A common stock coupled with the depreciation and amortization of such assets during the year. Approximately $518 of the deferred tax asset related to the step‑up in tax basis is attributable to exchanges executed in 2016 by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $440) of the tax benefits associated with this deferred tax asset are payable to such exchanging partners over 15 years following these transactions and is recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid‑in‑capital.

As of December 31, 2016, the Company had accumulated net foreign operating loss carryforwards related to our international operations of approximately $22,163 for which we have recorded a deferred tax asset of $5,988. Approximately $20,129 of the operating losses (or $5,321 of the deferred tax asset) has an indefinite life and $2,034 of the operating losses (or $667 of the deferred tax asset) will expire on dates between 2019 and 2023. At December 31, 2016, the Company’s management concluded that a valuation allowance should be established with regard to the tax benefits associated with foreign net operating losses, as it is more likely than not that these losses will not be fully utilized in future years.

U.S. income and foreign withholding taxes are not provided for on the undistributed earnings of foreign subsidiaries that are essentially permanent in nature. There were no significant untaxed foreign earnings at December 31, 2016, 2015 and 2014.

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

The Company is subject to taxation in certain U.S., state, local, and foreign jurisdictions. As of December 31, 2016, the Company’s tax years for 2015, 2014, and 2013 are generally subject to examination by the tax authorities. As of December 31, 2016, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2016, 2015 and 2014.

9.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the year ended December 31, 2016 and 2015 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2016		2015		2014
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$38,387		$33,104		$(3,012)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$38,387		$33,104		$(3,012)
Denominator:
Weighted average shares of Class A common stock outstanding—basic		20,933,757		20,021,652		15,911,819
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	3,308,545	(b)	1,340,919	(b)
Weighted average shares of Class A common stock outstanding—diluted		24,242,302		21,362,571		15,911,819
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$1.83		$1.65		$(0.19)
Diluted		$1.58		$1.55		$(0.19)

The allocation of income (loss) to Class A shareholders only began following the IPO closing on April 22, 2014.

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)  Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 58,061,255 shares for the year ended December 31, 2016, 55,481,167 shares for the year ended December 31, 2015 and 54,250,854 shares for the year ended December 31, 2014. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2016, 2015 and 2014, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)  During the years ended December 31, 2016, 2015 and 2014, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 16 units for the year ended December 31, 2016, 1,380 units for the year ended December 31, 2015 and 2,315,512 units for the year ended December 31, 2014. Antidilution for the year ended December 31, 2014 is the result of the Company producing a loss for the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 3,296,906 options. No options were excluded from this calculation for the years ended December 31, 2016 and 2015.

10.  EQUITY‑BASED COMPENSATION

Partnership Units

Prior to the Company’s restructuring and IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units. The common partners contributed capital to the partnership and were not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non‑Managing Director employees were granted units as part of their incentive arrangements and these units generally vest based on service ratably over four years. In connection with the Company’s restructuring and IPO, substantially all of the Managing Director partner equity subject to vesting had been accelerated. Units granted to non‑Managing Director employees were not accelerated in connection with the Company’s restructuring and IPO and continue to vest based on the original terms of the grant.

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of December 31, 2016, partners held 33,698,300 Group LP partnership units, 577,679 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $3,132, $3,730 and $101,895 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $3,323 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted‑average period of 1.4 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of December 31, 2016, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized expenses of $70,303, $38,295 and $12,742, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2016, 2015 and 2014.

	Restricted Stock & RSUs
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	5,123,481	$28.67	2,473,624	$25.86	—	$—
Granted	4,197,742	24.11	2,906,452	31.24	2,564,616	25.87
Forfeited	(75,159)	26.04	(81,560)	28.90	(70,334)	25.48
Vested	(741,874)	28.42	(175,035)	29.44	(20,658)	28.62
Unvested Balance at December 31,	8,504,190	$26.70	5,123,481	$28.67	2,473,624	$25.86

As of December 31, 2016, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $85,921. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. The weighted‑average period over which this compensation expense is expected to be recognized at December 31, 2016 is 1.8 years.

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

The Company paid special dividends of $1.00, $0.80 and $1.25 per share to common stock holders of record as of November 10, 2014, February 19, 2016 and December 23, 2016. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $3.05 from $25.00 per share to $21.95 per share.

The following table summarizes activity related to stock options for the year ended December 31, 2016, 2015 and 2014.

	Stock Options Outstanding
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	3,081,203	$21.95	3,296,906	$21.95	—	$—
Grants	—	—	—	—	3,501,881	21.95
Exercises	—	—	(3,500)	21.95	—	—
Forfeiture or expirations	(258,475)	21.95	(212,203)	21.95	(204,975)	21.95
Outstanding at December 31,	2,822,728	$21.95	3,081,203	$21.95	3,296,906	$21.95

For the years ended December 31, 2016, 2015 and 2014, the Company recognized expenses of $3,615, $4,106, and $3,109 respectively, in relation to these stock options. As of December 31, 2016, the total compensation expense related to unvested stock options not yet recognized was $5,867. The Company assumes a forfeiture rate of 3% annually based on expected turnover and periodically reassesses this rate. This compensation expense is expected to be recognized over a weighted‑average period of 1.8 years.

11.  STOCKHOLDERS EQUITY

Class A Common Stock

IPO and Reorganization

In April 2014, the Company issued 15,263,653 shares of Class A common stock as follows:

•	7,699,851 shares in connection with the reorganization;

•	7,475,000 shares in connection with the IPO; and

•	88,802 shares in connection with the settlement of appreciation rights issued in prior years.

Follow-on Offerings

In November 2014, the Company completed an offering of 6,325,000 shares of Class A common stock by the Company and selling stockholders. The Company conducted the offering to facilitate organized liquidity and increase the public float of its Class A common stock. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 4,511,058 shares. The Company did not retain any proceeds from the sale of its Class A common stock.

As of December 31, 2016, 20,948,998 shares of Class A common stock were issued and 20,561,108 shares were outstanding. As of December 31, 2015, 20,536,740 shares of Class A common stock were issued and 20,273,118 shares were outstanding, due primarily to the IPO and offering transactions described above.

On January 11, 2017, the Company completed an offering of 5,750,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. See Note 17 in these consolidated and combined financial statements for further information.

Class B Common Stock

IPO and Reorganization

In conjunction with Moelis & Company’s IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1), and the aggregate number of shares of Class B common stock may be converted to Class A common stock. Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

Follow-on Offerings

In connection with the offering in November 2014, Partner Holdings surrendered 2,998,322 shares of Class B common stock and was issued 1,658 shares of Class A common stock at a conversion ratio of .00055 to 1. The Company also purchased 1,509,131 shares of Class B common stock from Partner Holdings for cash of $28 and subsequently cancelled those shares. The Company did not retain any proceeds from the offering.

In connection with the offering in January 2017, the Company purchased 5,356,876 shares of Class B common stock from Partner Holdings for cash of $101 and subsequently cancelled those shares. See Note 17 in these consolidated and combined financial statements for further information.

As of December 31, 2016 and 2015, 31,138,193 and 31,229,236 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions described above.

Treasury Stock

During the years ended December 31, 2016 and 2015, the Company repurchased 124,268 and 263,622 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $3,314 and $7,616, respectively, in the treasury stock balance on the Company’s consolidated statements of financial condition as of December 31, 2016 and 2015.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2016 and 2015, partners held 33,698,300 and 33,803,921 Group LP partnership units, respectively, representing a 62% and 63% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 20,561,108 shares of Class A common stock outstanding at December 31, 2016 represents the controlling interest.

12.  RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On April 21, 2010, Manager acquired an aircraft with funds received solely from its managing member (Mr. Moelis). Manager was obligated to bear all depreciation and other costs of operating the aircraft related to uses other than for the Company’s business. To the extent the Company utilized the aircraft for business; the Company was obligated to incur such expenses. During the period from January 1, 2014 through the date of the IPO in April 2014, the Company recorded expense of $401 for use of the aircraft.

In connection with the restructuring and IPO, Manager could no longer operate the aircraft for use in the Company’s business and as a result, the arrangement under which the plane was provided to the Company for its use was required to be restructured. Starting on April 15, 2014, the aircraft was used by the Company pursuant to a ten‑year dry lease with Manager, the terms of which were comparable to the market rates of leasing from an independent third party. For the year ended December 31, 2014, the Company incurred $280 in lease costs to be paid to manager, respectively. Consistent with such dry lease arrangement, the Company was obligated to bear all the costs of operating the aircraft. During the third quarter of fiscal 2014, Manager sold the aircraft and the ten‑year dry lease was terminated.

On August 30, 2014, Manager acquired a new aircraft with funds received solely from its managing member. The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the years ended December 31, 2016 and 2015, the Company incurred $1,248 and $1,248 in aircraft lease costs to be paid to Manager, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of December 31, 2016, there were $922 of unsecured promissory notes from employees held by the Company (December 31, 2015: $119). Any outstanding balances are reflected in other receivables on the consolidated statements of financial condition. The notes held as of December 31, 2016 and 2015 bear a fixed interest rate of 4.00%. During the years ended December 31, 2016, 2015 and 2014, the Company received $0, $0 and $831, respectively, of principal repayments and recognized interest income of $25, $5 and $6, respectively, on such notes, which is included in other income and expenses on the consolidated and combined statements of operations.

Expense Allocations—Prior to the Company’s IPO in April of 2014, certain expenses have been allocated from the Parent based on the most relevant measure, including relative usage or proportion of the Company’s headcount to that of the Parent. For the year ended December 31, 2014, $2,316 of occupancy expenses have been allocated to the Company, based on the proportion of the Company’s headcount to that of the Parent. For the year ended December 31, 2014, $2,745 of communication, technology and information services expense have been allocated to the Company based on a combination of relative usage and the proportion of the Company’s headcount to that of the Parent. All other expenses were specifically identifiable to the Company.

Management believes the assumptions and allocations underlying the consolidated and combined financial statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the consolidated and combined financial statements had the Company operated independent of the Parent for the historical periods presented.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $1,283 and $1,698 for the years ended December 31, 2016 and 2015, respectively, and $1,424 for the year‑to‑date post‑IPO period ended December 31, 2014. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of December 31, 2016 and 2015 the Company had balances due from Moelis Asset Management LP of $0 and $3, respectively.

Joint Venture—As of December 31, 2016 and 2015, the Company had net balances due to the Australian JV of $38 and $167, which are reflected in other receivables on the consolidated statements of financial condition. These balances consist of amounts due to and from the Australian JV for advisory services performed as well as billable expenses incurred by the Company on behalf of the Australian JV during the period. The relationship between the Company and the Australian JV is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the consolidated and combined financial statements. The investment was substantially liquidated during the year ended December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, income of $1,693, $4,168 and $0 was recorded on this investment, respectively.

During the years ended December 31, 2016, 2015 and 2014 the Company received cash distributions from this entity in the amounts of $1,427, $4,669 and $0, respectively.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $7,281, $5,780 and $5,829 for the years ended December 31, 2016, 2015 and 2014, respectively.

13.  REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2016, Moelis U.S. had net capital of $76,871, which was $76,621 in excess of its required net capital. At December 31, 2015, Moelis U.S. had net capital of $41,373 which was $41,123 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At December 31, 2016, the aggregate regulatory net capital of Moelis UK was $8,827 which exceeded the minimum requirement by $8,774. At December 31, 2015, the aggregate regulatory net capital of Moelis UK was $17,586, which exceeded the minimum requirement by $17,531.

14.  COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of December 31, 2016, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2016 and 2015, the Company had no borrowings under the credit facility.

As of December 31, 2016, the Company’s available credit under this facility was $33,161 as a result of the issuance of an aggregate amount of $6,839 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $15,856, $12,942 and $10,769 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts include reductions in occupancy expense of $852, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively, related to sublease agreements which expired in October 2016. During the second quarter, the Company decided to sublet a portion of its growth space in the U.K. following the expiration of the existing agreements, which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to operating leases for the year ended December 31, 2016 includes $1,741 related to the aforementioned sublease loss reserve, which is remeasured at each reporting period.

The future minimum rental payments required under the operating leases in place at December 31, 2016 are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2017	$17,124	$(35)	$17,089
2018	16,981	(417)	16,564
2019	16,979	(591)	16,388
2020	11,106	(835)	10,271
2021	5,780	(835)	4,945
Thereafter	15,620	(2,922)	12,698
Total	$83,590	$(5,635)	$77,955

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

15.  EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014, in the amounts of $1,971, $1,779 and $1,525, respectively.

16.  BUSINESS INFORMATION

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

There were no clients that accounted for more than 10% of revenues for the years ended December 31, 2016, 2015 and 2014. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Year Ended December 31,
	2016	2015	2014
Revenues:
United States	$516,688	$443,998	$409,935
Europe	54,332	88,063	89,797
Rest of World	42,353	19,802	19,018
Total	$613,373	$551,863	$518,750

	December 31,	December 31,
	2016	2015
Assets:
United States	$506,748	$463,984
Europe	31,341	45,067
Rest of World	60,711	30,410
Total	$598,800	$539,461

17.  SUBSEQUENT EVENTS

On December 13, 2016, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a quarterly dividend of $0.37 per share declared on January 4, 2017. The $1.25 per share was paid on January 5, 2017 to Class A common stockholders of record on December 23, 2016 while the regular quarterly dividend of $0.37 will be paid on March 17, 2017 to shareholders of record as of March 3, 2017.

On January 11, 2017, the Company completed an offering of 5,750,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The proceeds of the offering were used to repurchase the same number of shares of Class A common stock or partnership interests or other equity interests that are exchangeable or convertible into shares of Class A common stock from certain of the Company’s Managing Directors and former employees. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 5,356,876 shares. The remaining 393,124 shares of Class A common stock included in the offering were sold by current holders of Class A common stock, thus having no impact on the quantity of shares of Class A common stock outstanding. In addition, the Company purchased 5,356,876 shares of Class B common stock from Partner Holdings for cash of $101 and subsequently cancelled those shares. The Company did not retain any proceeds from the sale of its Class A common stock.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2016	2016	2016	2016
Revenues	$126,364	$131,725	$150,676	$204,608
Total operating expenses	97,473	101,166	110,562	143,083
Operating income (loss)	$28,891	$30,559	$40,114	$61,525
Net income (loss)	$25,619	$26,205	$35,313	$54,728

Less: net income (loss) attributable to noncontrolling interests	18,649	19,312	25,824	39,693
Net income (loss) attributable to Moelis & Company	$6,970	$6,893	$9,489	$15,035
Net income per share of common stock:
Basic	$0.34	$0.33	$0.45	$0.71
Diluted	$0.31	$0.29	$0.39	$0.58
Dividends declared per share of common stock	$1.10	$0.30	$0.32	$1.57

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2015	2015	2015	2015
Revenues	$99,412	$125,873	$151,789	$174,789
Total operating expenses	78,031	93,101	111,880	131,348
Operating income (loss)	$21,381	$32,772	$39,909	$43,441
Net income (loss)	$19,961	$26,855	$34,630	$38,771

Less: net income (loss) attributable to noncontrolling interests	14,625	19,724	24,540	28,224
Net income (loss) attributable to Moelis & Company	$5,336	$7,131	$10,090	$10,547
Net income per share of common stock:
Basic	$0.27	$0.36	$0.50	$0.52
Diluted	$0.25	$0.34	$0.47	$0.48
Dividends declared per share of common stock	$0.20	$0.20	$0.30	$0.30

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2016

(dollars in thousands)

	Allowance for Doubtful
	Accounts(1)
	2016	2015	2014
Balance at beginning of period	$1,149	$1,552	$1,853
Additions:
Bad debt expense	(277)	1,213	1,450
Deductions:
Charge-offs of uncollectible balances	(397)	(1,616)	(1,751)
Balance at end of period	$475	$1,149	$1,552

(1)	Includes the allowance for doubtful accounts for both accounts receivable and other receivables.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2017 annual meeting of stockholders (“2017 Proxy Statement”), expected to be held in June 2017, and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
			Number of Shares		Remaining Available
			to be Issued	Weighted Average	for Future Issuance
			Upon Exercise of	Exercise Price of	Under Equity
			Outstanding	Outstanding	Compensation
			Options,	Options,	Plan (Excluding
			Warrants and	Warrants and	Securities Reflected
	Plan Category		Rights(2)	Rights	In First Column)(3)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	11,276,264	$21.95	4,568,789
Equity compensation plans not approved by shareholders	None		—	—	—
Total			11,276,264	$21.95	4,568,789

(1)

Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 10—Equity Based Compensation” of the consolidated and combined financial statements for a description of our Omnibus Incentive Plan.

(2)	Excludes 33,698,300 Group LP Partnership Units.

(3)

The number of shares of Class A common stock available for issuance under the 2014 Omnibus Incentive Plan is adjusted on the first day of each fiscal year by a formula, which generally provides the shares available for issuance to be equal to 15% of the outstanding Class A common stock of the Company at that time.

Item 13.    Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements

The consolidated and combined financial statements required to be filed in the Form 10‑K are listed in Part II, Item 8 hereof.

2.	Financial Data Schedules

See “Index to Consolidated and Combined Financial Statements” in this Form 10‑K listed in Part II, Item 8 hereof.

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

10.1

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 18, 2014)**

10.2	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑197955) filed with the SEC on August 8, 2014)**

10.3

Stockholders Agreement, dated April 15, 2014, by and between the Registrant and Moelis & Company Partner Holdings LP, Kenneth Moelis, The Moelis Irrevocable Trust and The Moelis Family Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.4

Statement of Terms and Conditions of the 2014 Incentive Restricted Stock Unit Award for Managing Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 18, 2014)**

10.5

Statement of Terms and Conditions of the 2014 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 18, 2014)**

10.6

Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on February 27, 2015)**

Exhibit Number	Description
10.7

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.8

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.9

Master Separation Agreement, dated April 15, 2014, by and between the Registrant and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Master Services Agreement, dated April 15, 2014, by and between the Registrant and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.11

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.13

Aircraft Lease, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis & Company Manager LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14

Aircraft Time Sharing Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.16

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.17

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.18

Employment Agreement, dated April 15, 2014, by and among J. Richard Leaman III, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.19

Moelis Australia Holdings Pty Ltd Shareholders Agreement, dated June 2010, by and among Moelis & Company International Holdings LLC, Magic TT Pty Ltd and Moelis Australia Holdings Pty Ltd (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑194306) filed with the SEC on March 24, 2014)

Exhibit Number	Description
10.20

Strategic Alliance Agreement, dated December 27, 2011, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., Moelis Asset Management LP (formerly Moelis & Company Holdings LP) and Moelis & Company Holdings GP LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to Registration Statement on Form S‑1 (File No. 333‑194306) filed with the SEC on March 24, 2014)

10.21

Aircraft Dry Lease, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.22

Cost Sharing and Operating Agreement, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.23

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.24

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.25

Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.26

Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.27

Master Services Agreement, dated as of April 30, 2015, by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.28

Master Services Agreement, dated March 14, 2016, effective April 1, 2016, by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on March 18, 2016)

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Description
32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*     Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**   Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of February, 2017.

Moelis & Company

By:	/s/ Kenneth Moelis
	Name:	Kenneth Moelis
	Title:	Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Moelis, Elizabeth Crain, Joseph Simon and Osamu Watanabe, and each of them, his true and lawful attorneys‑in‑fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post‑effective amendments) to this Annual Report on Form 10‑K and all amendments thereto the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto each said attorney‑in‑fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 28, 2017
Chris Callesano

/s/ NAVID MAHMOODZADEGAN	Director	February 28, 2017
Navid Mahmoodzadegan

/s/ JEFFREY RAICH	Director	February 28, 2017
Jeffrey Raich

/s/ ERIC CANTOR	Vice Chairman and Director	February 28, 2017
Eric Cantor

/s/ J. RICHARD LEAMAN III	Director	February 28, 2017
J. Richard Leaman III

/s/ JOHN A. ALLISON	Director	February 28, 2017
John A. Allison

/s/ YVONNE GREENSTREET	Director	February 28, 2017
Yvonne Greenstreet

/s/ KENNETH L. SHROPSHIRE	Director	February 28, 2017
Kenneth L. Shropshire