Form 10-Q
period 2017-03-31
Moelis & Co
filed 2017-05-04
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). ☐ Yes  ☒ No

As of April 20, 2017, there were 26,684,363 shares of Class A common stock, par value $0.01 per share, and 25,781,317 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$156,327	$318,926
Restricted cash	628	659
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $717 and $475 as of March 31, 2017 and December 31, 2016, respectively	34,504	23,158
Other receivables	4,712	7,293
Total receivables	39,216	30,451
Deferred compensation	10,661	8,701
Investments at fair value (cost basis $28,591 and $33,593 as of March 31, 2017 and December 31, 2016, respectively)	28,220	33,383
Equity method investments	23,977	20,873
Equipment and leasehold improvements, net	9,338	8,397
Deferred tax asset	273,285	167,791
Prepaid expenses and other assets	13,389	9,619
Total assets	$555,041	$598,800
Liabilities and Equity
Compensation payable	$46,055	$131,591
Accounts payable and accrued expenses	18,056	14,326
Dividends payable	—	68,066
Amount due pursuant to tax receivable agreement	198,454	120,936
Deferred revenue	9,496	2,971
Other liabilities	9,779	9,469
Total liabilities	281,840	347,359
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 27,192,692 issued and 26,599,717 outstanding at March 31, 2017; 1,000,000,000 authorized, 20,948,998 issued and 20,561,108 outstanding at December 31, 2016)	272	210
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 25,781,317 issued and outstanding at March 31, 2017; 1,000,000,000 authorized, 31,138,193 issued and outstanding at December 31, 2016)	258	311
Treasury stock, at cost; 592,975 and 387,890 shares as of March 31, 2017 and December 31, 2016, respectively	(18,464)	(10,930)
Additional paid-in-capital	355,005	291,026
Retained earnings (accumulated deficit)	(70,754)	(68,229)
Accumulated other comprehensive income (loss)	(297)	(543)
Total Moelis & Company equity	266,020	211,845
Noncontrolling interests	7,181	39,596
Total equity	273,201	251,441
Total liabilities and equity	$555,041	$598,800

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$173,258	$126,364
Expenses
Compensation and benefits	101,726	74,668
Occupancy	4,180	4,558
Professional fees	5,241	2,236
Communication, technology and information services	5,471	5,296
Travel and related expenses	6,591	6,131
Depreciation and amortization	857	736
Other expenses	6,158	3,848
Total expenses	130,224	97,473
Operating income (loss)	43,034	28,891
Other income and (expenses)	238	103
Income (loss) from equity method investments	3,104	2,069
Income (loss) before income taxes	46,376	31,063
Provision for income taxes	6,997	5,444
Net income (loss)	39,379	25,619
Net income (loss) attributable to noncontrolling interests	24,101	18,649
Net income (loss) attributable to Moelis & Company	$15,278	$6,970
Weighted-average shares of Class A common stock outstanding
Basic	26,160,969	20,376,718
Diluted	32,921,576	22,402,820
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.58	$0.34
Diluted	$0.46	$0.31
Dividends declared per share of Class A common stock	$0.37	$1.10

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$39,379	$25,619
Unrealized gain (loss) on investments	(125)	22
Foreign currency translation adjustment, net of tax	649	(88)
Other comprehensive income (loss)	524	(66)
Comprehensive income (loss)	39,903	25,553
Less: Comprehensive income attributable to noncontrolling interests	24,379	18,608
Comprehensive income (loss) attributable to Moelis & Company	$15,524	$6,945

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$39,379	$25,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	379	465
Depreciation and amortization	857	736
(Income) loss from equity method investments	(3,104)	(2,069)
Equity-based compensation	25,903	16,693
Deferred tax provision	(106)	221
Other	1,831	21
Changes in assets and liabilities:
Accounts receivable	(11,707)	6,766
Other receivables	2,212	1,026
Prepaid expenses and other assets	(3,737)	434
Deferred compensation	(1,946)	(4,019)
Compensation payable	(85,706)	(95,298)
Accounts payable and accrued expenses	3,678	(4,448)
Deferred revenue	6,527	2,194
Dividends received	—	803
Other liabilities	310	228
Net cash provided by (used in) operating activities	(25,230)	(50,628)
Cash flows from investing activities
Purchase of investments	(27,955)	(27,970)
Proceeds from sales of investments	33,000	18,000
Return of capital from equity method investments	—	9
Note payments received from employees	403	—
Notes issued to employees	—	(352)
Purchase of equipment and leasehold improvements	(1,798)	(989)
Change in restricted cash	37	25
Net cash provided by (used in) investing activities	3,687	(11,277)
Cash flows from financing activities
Dividends and distributions	(129,154)	(92,844)
Payments under tax receivable agreement	(5,032)	—
Payments to settle employee tax obligations on share-based awards	(7,534)	(1,847)
Class A partnership units and other equity purchased	(101)	—
Net cash provided by (used in) financing activities	(141,821)	(94,691)
Effect of exchange rate fluctuations on cash and cash equivalents	765	(872)
Net increase (decrease) in cash and cash equivalents	(162,599)	(157,468)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$156,327	$90,554
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$11,369	$9,468
Dividends paid, declared in the prior year	$68,066	$—
Other non-cash activity
Dividend equivalents issued	$3,706	$5,351
Class A Partnership Units or other equity converted into Class A Common Stock	$22,181	$—
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$658	$—
Forfeiture of fully-vested Group LP units or other equity units	$36	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	15,278	—	24,101	39,379
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	246	278	524
Equity-based compensation	886,818	—	—	9	—	—	25,206	—	—	688	25,903
Equity-based payments to non-employees	—	—	—	—	—	—	1,874	—	—	—	1,874
Dividends declared ($0.37 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	3,706	(13,606)	—	(51,188)	(61,088)
Treasury stock purchases	—	—	(205,085)	—	—	(7,534)	—	—	—	—	(7,534)
Issuance of Class A common stock and acquisition of Class B common stock in connection with follow-on offering	5,356,876	(5,356,876)	—	53	(53)	—	28,374	—	—	(6,294)	22,080
Other	—	—	—	—	—	—	(36)	—	—	—	(36)
Balance as of March 31, 2017	27,192,692	25,781,317	(592,975)	$272	$258	$(18,464)	$355,005	$(70,754)	$(297)	$7,181	$273,201
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	6,970	—	18,649	25,619
Equity-based compensation	186,516	(1,640)	—	2	—	—	15,794	—	—	897	16,693
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(25)	(41)	(66)
Dividends declared ($1.10 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	5,351	(27,882)	—	(70,313)	(92,844)
Treasury stock purchases	—	—	(70,431)	—	—	(1,847)	—	—	—	—	(1,847)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—
Net excess tax benefit from equity- based compensation	—	—	—	—	—	—	(89)	—	—	—	(89)
Other	—	—	—	—	—	—	34	—	—	—	34
Balance as of March 31, 2016	20,723,256	31,227,596	(334,053)	$207	$312	$(9,463)	$211,793	$(36,250)	$83	$38,236	$204,918

1. ORGANIZATION AND BASIS OF PRESENTATION

Moelis & Company and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) is a leading global investment bank, incorporated in Delaware. Prior to the Company’s IPO, the business operated as a Delaware limited partnership that commenced operations during 2007. Following the IPO, the operations are owned by Moelis & Company Group LP (“Group LP”), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. Moelis & Company’s shareholders are entitled to receive a portion of Group LP’s economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, the Company had cash equivalents of $116,143 (December 31, 2016: $246,933) invested primarily in government securities money market funds and U.S. Treasury Bills. Additionally, as of March 31, 2017, the Company had cash of $40,184 (December 31, 2016: $71,993) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

Restricted Cash—As of March 31, 2017 and December 31, 2016, the Company held cash of $628 and $659, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

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

The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and subsequent exchanges described above as a deferred tax asset in the condensed consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase and subsequent exchanges described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for our obligations under the tax receivable agreement are estimates. Any adjustments to our estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $3,627 and $3,251 for the three months ended March 31, 2017 and 2016, respectively.

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

Effective January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative decrease to retained earnings and an increase in additional paid-in capital (“APIC”) of $4.9 million as of January 1, 2017. The tax effect of this adjustment increased deferred tax assets and retained earnings by $0.7 million. No prior periods were adjusted as a result of this change in accounting policy.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2017 and 2016, no such amounts were recorded.

Prior to January 1, 2017, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in APIC and any tax deficiencies were either offset against APIC, or were recognized in the income statement under certain conditions. Under ASU 2016-09, all excess tax benefits and deficiencies are recognized as income tax benefits or expenses in the condensed consolidated statement of operations prospectively.

Under ASU 2016-09, the Company is now required to present excess tax benefits and detriments as an operating activity in the same manner as other cash flows related to income taxes rather than as a financing activity. The Company adopted these changes retrospectively, and prior year excess tax benefits are now reflected in changes in prepaid expenses and other assets within the condensed consolidated statement of cash flows.

Foreign Currency Translation—Assets and liabilities held in non‑U.S. dollar denominated currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non‑U.S. currency is designated the functional currency of the subsidiary. Non‑functional currency related transaction gains and losses are immediately recorded in the condensed consolidated statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company currently anticipates that it will adopt ASU 2014-09 using the modified retrospective approach, with a cumulative-effect adjustment upon adoption. Additionally, the adoption of ASU 2014-09 is expected to affect the timing of revenue recognition and the presentation of reimbursable expenses billed to clients in our condensed and consolidated statements of operations. We cannot currently estimate the impact of adopting ASU 2014-09, as we have not completed our evaluation of the pronouncement.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2017. Upon initial evaluation, the adoption of ASU 2016-01 will not have a material impact on the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, the Company has determined it will record right-to-use assets and liabilities measured at the present value of reasonably certain lease payments on our consolidated statements of financial condition. We do not anticipate any material changes to our condensed and consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides more standardized guidance to improve consistency surrounding the classification of certain cash payments and receipts between the operating, investing, and financing sections of the statement of cash flows. These transactions include the settlement of certain debt instruments, distributions received from equity-method investees and other transactions. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Upon initial evaluation, the primary impact is selecting one of two acceptable accounting treatments for distributions received from equity method investments. The Company currently follows the nature of distribution approach, therefore, we do not anticipate the adoption of ASU 2016-15 to have a material impact on our condensed and consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides clearer guidance related to current and deferred income taxes driven by intra-entity asset transfers. Specifically, this ASU states that an entity should recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur whereas in the past, certain entities did not recognize these impacts until the asset was sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Upon initial evaluation, we do not expect the adoption of ASU 2016-16 to have a material impact on our condensed and consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows—Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that entities include a reconciliation of changes in restricted cash in their cash flow statement. This will standardize the diversity in practice where some entities included such balances in their statement, while others omitted them. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Due to this new guidance, the Company will be required to include a reconciliation of changes in restricted cash in our condensed and consolidated statements of cash flows.

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

For the three months ended March 31, 2017 and 2016, income of $3,112 and $373 was recorded on this investment, respectively.

On April 10, 2017, the Australian JV consummated their initial public offering and became listed on the Australian Securities Exchange. See Note 16 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three months ended March 31, 2016, income of $1,696 was recorded on this investment and the Company received cash distributions from this entity of $812. The investment was substantially liquidated during 2016 and as of December 31, 2016, the Company’s remaining investment in the entity was approximately $30, which is primarily cash held in escrow for fees and potential contingencies.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2017	2016
Office equipment	$12,548	$12,489
Furniture and fixtures	3,262	3,255
Leasehold improvements	9,834	8,151
Total	25,644	23,895
Less accumulated depreciation and amortization	(16,306)	(15,498)
Equipment and leasehold improvements, net	$9,338	$8,397

Depreciation and amortization expenses for fixed assets totaled $857 and $736 for the three months ended March 31, 2017 and 2016, respectively.

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

The estimated fair values of government securities money markets and U.S. Treasury Bills as of March 31, 2017 and December 31, 2016 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

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

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of March 31, 2017:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$116,143	$—	$116,143	$—
Investments
U.S. treasury bills	27,957	27,957	—	—
Common stock	263	263	—	—
Total financial assets	$144,363	$28,220	$116,143	$—

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$44,999	$—	$44,999	$—
Government securities money market	201,934	—	201,934	—
Investments
U.S. treasury bills	32,995	—	32,995	—
Convertible notes	388	388	—	—
Total financial assets	$280,316	$388	$279,928	$—

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury bills held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury bill held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the three months ended March 31, 2017, there were no transfers between levels related to U.S. treasury bills. During the three months ended March 31, 2016, there was a transfer of $19,999 from level 1 to level 2 related to a U.S. Treasury bill initially acquired when it was on-the-run and classified as level 1, but subsequently transferred to level 2 as a result of it becoming off-the-run.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2017 and 2016 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017		2016
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$15,278		$6,970
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$15,278		$6,970
Denominator:
Weighted average shares of Class A common stock outstanding—basic	26,160,969		20,376,718
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	6,760,607	(b)	2,026,102	(b)
Weighted average shares of Class A common stock outstanding—diluted	32,921,576		22,402,820
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.58		$0.34
Diluted	$0.46		$0.31

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 62,321,050 and 56,273,530 for the three months ended March 31, 2017 and 2016, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)During the three months ended March 31, 2017 and 2016, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended March 31, 2017 and 2016, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 896 and 37,950 units, respectively. Additionally, during the three months ended March 31, 2017 and 2016, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 0 and 2,933,468 options, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of March 31, 2017, partners held 28,341,424 Group LP partnership units, 575,111 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $688 and $897 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $2,822 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 1.2 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of March 31, 2017, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended March 31, 2017 and 2016, the Company recognized expenses of $24,463 and $14,853, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2017 and 2016.

	Restricted Stock & RSUs
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,504,190	$26.70	5,123,481	$28.67
Granted	2,569,302	37.03	3,459,111	24.06
Forfeited	(29,491)	29.12	(24,096)	27.36
Vested	(1,041,696)	26.82	(179,348)	31.01
Unvested Balance at March 31,	10,002,305	$29.50	8,379,148	$26.84

As of March 31, 2017, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $157,529. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2017 is 2.0 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The following table summarizes activity related to stock options for the three months ended March 31, 2017 and 2016.

	Stock Options Outstanding
	2017		2016
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,822,728	$21.95	3,081,203	$21.95
Grants	—	—	—	—
Exercises	—	—	—	—
Forfeiture or expirations	(35,500)	21.95	(54,000)	21.95
Outstanding at March 31,	2,787,228	$21.95	3,027,203	$21.95

For the three months ended March 31, 2017 and 2016, the Company recognized expenses of $752 and $943, respectively, in relation to these stock options. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2017 is 1.6 years. As of March 31, 2017, the total compensation expense related to unvested stock options not yet recognized was $5,263. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

As of March 31, 2017, 27,192,692 shares of Class A common stock were issued and 26,599,717 shares were outstanding. As of December 31, 2016, 20,948,998 shares of Class A common stock were issued and 20,561,108 shares were outstanding, due primarily to the IPO and offering transactions described above.

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

As of March 31, 2017 and December 31, 2016, 25,781,317 and 31,138,193 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions described above.

Treasury Stock

During the three months ended March 31, 2017 and 2016, the Company repurchased 205,085 and 70,431 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $7,534 and $1,847, respectively, in the treasury stock balance on the Company’s condensed consolidated statement of financial condition as of March 31, 2017 and December 31, 2016.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2017 and December 31, 2016, partners held 28,341,424 and 33,698,300 Group LP partnership units, respectively, representing a 52% and 62% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 26,599,717 shares of Class A common stock outstanding at March 31, 2017, represents the controlling interest.

10. RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended March 31, 2017 and 2016, the Company incurred $468 and $312 in aircraft lease costs to be paid to Manager, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of March 31, 2017, there were $522 of unsecured promissory notes from employees held by the Company (December 31, 2016: $922). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of March 31, 2017 and December 31, 2016 bear a fixed interest rate of 4.00%. During each of the three months ended March 31, 2017 and 2016, the Company received $403 and $0 of principal repayments and recognized interest income of $7 and $3, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $313 and $362 for the three months ended March 31, 2017 and 2016, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of March 31, 2017 and December 31, 2016, the Company had no balance due from Moelis Asset Management LP.

Joint Venture—As of March 31, 2017 and December 31, 2016, the Company had a net balance due to the Australian JV of $116 and $38, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from the Australian JV for advisory services performed as well as billable expenses incurred by the Company on behalf of the Australian JV during the period. The relationship between the Company and the Australian JV is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three months ended March 31, 2016, income of $1,696 was recorded on this investment and the Company received cash distributions from this entity of $812. The investment was substantially liquidated during 2016. See Note 4 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $1,019 and $400 for the three months ended March 31, 2017 and 2016, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2017, Moelis U.S. had net capital of $95,639, which was $95,389 in excess of its required net capital. At December 31, 2016, Moelis U.S. had net capital of $76,871 which was $76,621 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At March 31, 2017, the aggregate regulatory net capital of Moelis UK was $10,445 which exceeded the minimum requirement by $10,391. At December 31, 2016, the aggregate regulatory net capital of Moelis UK was $8,827, which exceeded the minimum requirement by $8,774.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In May 2015 the Company renewed its unsecured revolving credit facility which increased the commitment amount and extended the maturity date to June 30, 2017. As of March 31, 2017, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2017 and December 31, 2016, the Company had no borrowings under the credit facility.

As of March 31, 2017, the Company’s available credit under this facility was $33,157 as a result of the issuance of an aggregate amount of $6,843 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,756 and $3,752 for the three months ended March 31, 2017 and 2016, respectively. The amount for the three months ended March 31, 2016 includes a reduction in occupancy expense of $245, related to sublease agreements which expired in October 2016. During the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to operating leases for the three months ended March 31, 2017, includes $150 related to the aforementioned sublease loss reserve, which is remeasured at each reporting period.

The future minimum rental payments required under the operating leases in place at March 31, 2017, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2017	$13,624	$—	$13,624
2018	17,861	(383)	17,478
2019	17,844	(522)	17,322
2020	11,338	(835)	10,503
2021	6,007	(835)	5,172
Thereafter	15,717	(2,924)	12,793
Total	$82,391	$(5,499)	$76,892

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2017 and 2016, in the amounts of $516 and $506, respectively.

14. INCOME TAXES

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes and effective tax rate were $6,997 and 15% and $5,444 and 18% for the three months ended March 31, 2017 and 2016, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at prevailing U.S. federal, state and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes. The decrease in effective tax rate is primarily attributable to the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

The Company recorded an increase in the net deferred tax asset of $105,494 for the three months ended March 31, 2017, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the follow-on offering in January 2017, and an increase in deferred compensation. Approximately $97,117 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $82,550) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated and combined statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

There were no clients that accounted for more than 10% of revenues for the three months ended March 31, 2017 and two clients that accounted for more than 10% of revenues for the same period in 2016. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$138,402	$106,733
Europe	22,019	10,794
Rest of World	12,837	8,837
Total	$173,258	$126,364

	March 31,	December 31,
	2017	2016
Assets:
United States	$471,993	$506,748
Europe	26,369	31,341
Rest of World	56,679	60,711
Total	$555,041	$598,800

16. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company declared a quarterly dividend on April 21, 2017, of $0.37 per share to be paid on May 24, 2017 to Class A common stockholders of record on May 10, 2017.

On April 10, 2017, the Australian JV consummated their initial public offering and became listed on the Australian Securities Exchange. The Australian JV issued 25 million shares in the offering, a 20% stake in the company, for approximately $44.1 million. The Company will recognize a gain of approximately $15.2 million in connection with the offering during the second quarter of 2017, recorded in other income and expenses on the condensed consolidated statement of operations. Since the Company did not purchase any of the offered shares, the Company’s ownership interest in the Australian JV decreased from 50% to 40%. In connection with the offering, the Australian JV agreed to terminate an asset management related revenue sharing agreement resulting in a payment of $9.6 million, of which the Company will recognize its share in income from equity method investments during the second quarter of 2017. Also, in connection with the offering and new shareholders agreement, the Company and the Australian JV terminated a put option enabling the key senior Australian executive to sell his shares held in the Australian JV back to the Company, and a call option held by the Company to purchase additional shares in the Australian JV. On March 20, 2017, the Australian JV declared a dividend of approximately $23.3 million, of which the Company received its share of $11.7 million on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in the Australian JV by approximately $11.7 million in the second quarter of 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10‑Q and our audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

As of March 31, 2017, we served our clients globally with 441 advisory bankers. We continued to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions in the three months ended March 31, 2017, referenced throughout this Form 10-Q was obtained from Thomson Financial as of April 04, 2017.

For the first three months of 2017, we earned revenues of $173.3 million, or an increase of 37% from the $126.4 million earned during the same period in 2016. This compares favorably with an 11% decrease in the number of global completed M&A transactions greater than $100 million and a 19% decrease in volume in the same period. Our increase in revenues for the quarter reflects a greater number of transaction completions and total clients advised, and we achieved growth across all major regions including the U.S., Europe and rest of world.  Specific to M&A, we have seen a recent pick up in middle market and sponsor-related transactions.  In fact, the number of global market completions was up 13% year over year for transactions sized between $500 million and $2 billion, and the number of announcements was up 25%, and we are benefiting from this activity.

In the U.S., which has been a particularly strong driver of our revenues, we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A.

As our team of investment banking professionals expands and continues to gain traction, we expect our global collaboration will deepen and continue to resonate with clients. Our current conversations with clients remain robust, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		Variance
($ in thousands)	2017	2016	2017 vs 2016
Revenues	$173,258	$126,364	37%
Expenses:
Compensation and benefits	101,726	74,668	36%
Non-compensation expenses	28,498	22,805	25%
Total operating expenses	130,224	97,473	34%
Operating income (loss)	43,034	28,891	49%
Other income and (expenses)	238	103	131%
Income (loss) from equity method investments	3,104	2,069	50%
Income (loss) before income taxes	46,376	31,063	49%
Provision for income taxes	6,997	5,444	29%
Net income (loss)	$39,379	$25,619	54%

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

Three Months Ended March 31, 2017 versus 2016

Revenues were $173.3 million for the three months ended March 31, 2017 as compared with $126.4 million for the same period in 2016, representing an increase of 37%. The increase in revenues was primarily driven by an increased number of transaction completions and total clients advised. For the three months ended March 31, 2017 and 2016 we earned revenues from 141 and 126 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 46 clients from 28 clients for the same period of 2016.

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended
	March 31,		Variance
($ in thousands)	2017	2016	2017 vs 2016
Expenses:
Compensation and benefits	$101,726	$74,668	36%
% of revenues	59%	59%
Non-compensation expenses	$28,498	$22,805	25%
% of revenues	16%	18%
Total operating expenses	$130,224	$97,473	34%
% of revenues	75%	77%

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

Three Months Ended March 31, 2017 versus 2016

Operating expenses were $130.2 million for the three months ended March 31, 2017 and represented 75% of revenues, compared with $97.5 million for the same period in 2016 which represented 77% of revenues. The increase in operating expenses was primarily driven by increased discretionary cash bonus expense in-line with the growth in revenues and an additional tranche of equity amortization as compared to prior year as well as higher non-compensation expense.

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

Three Months Ended March 31, 2017 versus 2016

For the three months ended March 31, 2017, compensation‑related expenses of $101.7 million represented 59% of revenues, compared with $74.7 million of compensation-related expenses which also represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by a combination of greater revenue and increased equity amortization during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $67.5 million and $56.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase in fixed compensation costs relates to an additional tranche of equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $34.2 million and $18.4 million for the three months ended March 31, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

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

Three Months Ended March 31, 2017 versus 2016

For the three months ended March 31, 2017, non‑compensation expenses of $28.5 million represented 16% of revenues, compared with $22.8 million which represented 18% of revenues in the prior year period. The increase in non-compensation expense is primarily due to increased professional fees and other expenses driven by greater transaction related charges and incremental business development activities.

Income (Loss) From Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations.

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

On April 10, 2017, the Australian JV consummated their initial public offering and became listed on the Australian Securities Exchange. See Note 16 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Three Months Ended March 31, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of the Australian JV, was income of $3.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Australian JV’s revenues increased by 152% million compared with the same period in 2016. Operating expenses increased approximately 83% during the three months ended March 31, 2017 when compared with the same period in 2016.

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

Three Months Ended March 31, 2016

Income (loss) from equity method investments related to our investment in an entity which invests in funds was income of $1.7 million for the three months ended March 31, 2016.

Provision for Income Taxes

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate, federal, state and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended March 31, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $7.0 million and 15% and $5.4 million and 18% for the three months ended March 31, 2017 and 2016, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state and local taxes. The decrease in effective tax rate is primarily attributable to the excess tax benefits arising from the settlement of employee equity-based compensation in accordance with ASU 2016-09.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2017 and December 31, 2016, the Company had cash equivalents of $116.1 million and $246.9 million, respectively, invested in U.S. Treasury Bills and government securities money market funds. Additionally, as of March 31, 2017 and December 31, 2016, the Company had cash of $40.2 million and $72.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold U.S. treasury bills classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2017 and December 31, 2016, the Company held $28.0 million and $33.0 million of U.S. Treasury Bills classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2017 and December 31, 2016 accounts receivable were $34.5 million and $23.2 million, respectively, net of allowances of $0.7 million and $0.5 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2017. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2017, the Company had no borrowings under the credit facility.

As of March 31, 2017, the Company’s available credit under this facility was $33.2 million as a result of the issuance of an aggregate amount of $6.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a quarterly dividend of $0.37 per share to be paid on May 24, 2017 to Class A common stockholders of record on May 10, 2017. During the three months ended March 31, 2017 the Company paid aggregate dividends of $1.62 per share, which included a special dividend of $1.25 per share along with the regular quarterly dividend of $0.37 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of March 31, 2017 for further information. These regulations differ in the United States, United Kingdom,

Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended
	March 31,
($ in thousands)	2017	2016
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$39,379	$25,619
Non-cash charges	25,760	16,067
Other operating activities	(90,369)	(92,354)
Total operating activities	(25,230)	(50,668)
Investing Activities	3,687	(11,277)
Financing Activities	(141,821)	(94,651)
Effect of exchange rate changes	765	(872)
Net increase (decrease) in cash	(162,599)	(157,468)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$156,327	$90,554

Three months ended March 31, 2017

Cash and cash equivalents were $156.3 million at March 31, 2017, a decrease of $162.6 million from $318.9 million of cash and cash equivalents at December 31, 2016. Operating activities resulted in a net outflow of $25.2 million primarily attributable to discretionary bonuses earned in 2016 and paid in 2017, partially offset by cash collected from clients during the period. Investing activities resulted in a net inflow of $3.7 million primarily attributable to the net proceeds from sales and purchases of investments. Financing activities resulted in a net outflow of $141.8 million primarily related to the payment of the special dividend of $1.25 per share which was declared in 2016, tax distributions and payment of the quarterly dividend.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2017:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,499 of committed sublease income)	$76,892	$13,624	$34,800	$15,675	$12,793
Amount due pursuant to Tax Receivable Agreement	198,454	—	14,329	19,701	164,424
Total	$275,346	$13,624	$49,129	$35,376	$177,217

As of March 31, 2017, the Company has a total payable of $198.5 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. A payment of $5,032 due pursuant to the tax receivable agreement was made during the first quarter of 2017.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2017 and 2016, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a gain of $0.6 and a loss of $0.1 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2017 and 2016, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10‑Q.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
January 1 - January 31	10,598	$34.27	$—	$20.0	million
February 1 - February 28	172,372	36.89	—	20.0	million
March 1 - March 31	22,115	36.75	—	20.0	million
Total	205,085	$36.74	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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
10.1

Master Services Agreement by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2017)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of May, 2017.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer