Form 10-Q
period 2017-06-30
Moelis & Co
filed 2017-08-02
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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

As of July 20, 2017, there were 27,549,127 shares of Class A common stock, par value $0.01 per share, and 25,726,639 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$179,884	$318,926
Restricted cash	624	659
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $627 and $475 as of June 30, 2017 and December 31, 2016, respectively	27,927	23,158
Other receivables	9,930	7,293
Total receivables	37,857	30,451
Deferred compensation	9,295	8,701
Investments at fair value (cost basis $78,980 and $33,593 as of June 30, 2017 and December 31, 2016, respectively)	78,449	33,383
Equity method investments	28,425	20,873
Equipment and leasehold improvements, net	9,704	8,397
Deferred tax asset	266,641	167,791
Prepaid expenses and other assets	16,927	9,619
Total assets	$627,806	$598,800
Liabilities and Equity
Compensation payable	$84,951	$131,591
Accounts payable and accrued expenses	4,834	14,326
Dividends payable	55,900	68,066
Amount due pursuant to tax receivable agreement	198,656	120,936
Deferred revenue	2,886	2,971
Other liabilities	9,339	9,469
Total liabilities	356,566	347,359
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 28,158,383 issued and 27,519,943 outstanding at June 30, 2017; 1,000,000,000 authorized, 20,948,998 issued and 20,561,108 outstanding at December 31, 2016)	282	210
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 25,726,639 issued and outstanding at June 30, 2017; 1,000,000,000 authorized, 31,138,193 issued and outstanding at December 31, 2016)	257	311
Treasury stock, at cost; 638,440 and 387,890 shares as of June 30, 2017 and December 31, 2016, respectively	(20,196)	(10,930)
Additional paid-in-capital	399,508	291,026
Retained earnings (accumulated deficit)	(102,290)	(68,229)
Accumulated other comprehensive income (loss)	74	(543)
Total Moelis & Company equity	277,635	211,845
Noncontrolling interests	(6,395)	39,596
Total equity	271,240	251,441
Total liabilities and equity	$627,806	$598,800

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$172,149	$131,725	$345,407	$258,089
Expenses
Compensation and benefits	100,808	78,198	202,534	152,866
Occupancy	4,097	6,287	8,277	10,845
Professional fees	3,939	2,511	9,180	4,747
Communication, technology and information services	6,738	5,309	12,209	10,605
Travel and related expenses	8,105	5,831	14,696	11,962
Depreciation and amortization	822	806	1,679	1,542
Other expenses	4,932	2,224	11,090	6,072
Total expenses	129,441	101,166	259,665	198,639
Operating income (loss)	42,708	30,559	85,742	59,450
Other income and (expenses)	17,695	101	17,933	204
Income (loss) from equity method investments	(1,330)	266	1,774	2,335
Income (loss) before income taxes	59,073	30,926	105,449	61,989
Provision for income taxes	9,549	4,721	16,546	10,165
Net income (loss)	49,524	26,205	88,903	51,824
Net income (loss) attributable to noncontrolling interests	29,794	19,312	53,895	37,961
Net income (loss) attributable to Moelis & Company	$19,730	$6,893	$35,008	$13,863
Weighted-average shares of Class A common stock outstanding
Basic	28,165,552	20,745,043	27,325,145	20,654,657
Diluted	34,374,882	23,618,093	33,752,139	23,052,255
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.70	$0.33	$1.28	$0.67
Diluted	$0.57	$0.29	$1.04	$0.60
Dividends declared per share of Class A common stock	$1.37	$0.30	$1.74	$1.40

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$49,524	$26,205	$88,903	$51,824
Unrealized gain (loss) on investments	20	21	(105)	43
Foreign currency translation adjustment, net of tax	738	(612)	1,387	(700)
Other comprehensive income (loss)	758	(591)	1,282	(657)
Comprehensive income (loss)	50,282	25,614	90,185	51,167
Less: Comprehensive income attributable to noncontrolling interests	30,181	18,944	54,560	37,552
Comprehensive income (loss) attributable to Moelis & Company	$20,101	$6,670	$35,625	$13,615

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$88,903	$51,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	431	450
Depreciation and amortization	1,679	1,542
(Income) loss from equity method investments	(1,774)	(2,335)
Equity-based compensation	49,729	38,706
Deferred tax provision	8,116	(774)
Gain on equity method investment	(17,450)	—
Other	3,027	80
Changes in assets and liabilities:
Accounts receivable	(5,067)	1,444
Other receivables	(2,498)	(92)
Prepaid expenses and other assets	(6,497)	(26)
Deferred compensation	(535)	(1,788)
Compensation payable	(47,168)	(75,900)
Accounts payable and accrued expenses	(9,677)	(4,014)
Deferred revenue	(86)	2,353
Dividends received	11,672	804
Other liabilities	(182)	2,252
Net cash provided by (used in) operating activities	72,623	14,526
Cash flows from investing activities
Purchase of investments	(98,319)	(70,928)
Proceeds from sales of investments	53,000	46,000
Return of capital from equity method investments	—	9
Note payments received from employees	403	—
Notes issued to employees	(400)	(352)
Purchase of equipment and leasehold improvements	(3,013)	(2,286)
Change in restricted cash	64	21
Net cash provided by (used in) investing activities	(48,265)	(27,536)
Cash flows from financing activities
Dividends and distributions	(155,304)	(117,910)
Payments under tax receivable agreement	(5,032)	—
Payments to settle employee tax obligations on share-based awards	(9,266)	(2,609)
Proceeds from exercise of stock options	4,650	—
Class A partnership units and other equity purchased	(101)	—
Net cash provided by (used in) financing activities	(165,053)	(120,519)
Effect of exchange rate fluctuations on cash and cash equivalents	1,653	(1,366)
Net increase (decrease) in cash and cash equivalents	(139,042)	(134,895)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$179,884	$113,127
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$20,352	$14,719
Dividends paid, declared in the prior year	$68,066	$—
Other non-cash activity
Dividend equivalents issued	$17,176	$7,774
Dividend declared not paid	$55,900	$—
Class A Partnership Units or other equity converted into Class A Common Stock	$23,557	$783
Exercised stock option proceeds receivable	$647	$—
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$658	$—
Forfeiture of fully-vested Group LP units or other equity units	$36	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	35,008	—	53,895	88,903
Equity-based compensation	1,554,754	—	—	16	—	—	48,514	—	—	1,199	49,729
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	617	665	1,282
Dividends declared ($1.74 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	17,176	(64,872)	—	(95,442)	(143,138)
Treasury Stock Purchases	—	—	(250,550)	—	—	(9,266)	—	—	—	—	(9,266)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	297,755	(54,678)	—	3	(1)	—	6,685	—	—	(14)	6,673
Issuance of Class A common stock and cancellation of Class B common stock in connection with offering	5,356,876	(5,356,876)	—	53	(53)	—	28,374	—	—	(6,294)	22,080
Net tax benefit from the delivery of RSUs and payment of dividend equivalent	—	—	—	—	—	—	—	—	—	—	—
Equity-based payments to non-employees	—	—	—	—	—	—	2,914	—	—	—	2,914
Other	—	—	—	—	—	—	(36)	—	—	—	(36)
Balance as of June 30, 2017	28,158,383	25,726,639	(638,440)	$282	$257	$(20,196)	$399,508	$(102,290)	$74	$(6,395)	$271,240
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	13,863	—	37,961	51,824
Equity-based compensation	250,042	(1,774)	—	3	—	—	37,070	—	—	1,633	38,706
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(248)	(409)	(657)
Dividends declared ($1.40 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	7,774	(36,483)	—	(89,201)	(117,910)
Treasury stock purchases	—	—	(97,601)	—	—	(2,609)	—	—	—	—	(2,609)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	103,538	(88,911)	—	1	(1)	—	900	—	—	(117)	783
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(47)	—	—	—	(47)
Other	—	—	—	—	—	—	132	—	—	—	132
Balance as of June 30, 2016	20,890,320	31,138,551	(361,223)	$209	$311	$(10,225)	$236,532	$(37,958)	$(140)	$38,911	$227,640

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

• Moelis & Company International Holdings LLC (“Moelis International”), a Delaware limited liability company, owns the following entities and investment:
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

•	Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.
•	Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.
•	An equity method investment in Moelis Australia Limited (“Moelis Australia”), a public company listed on the Australian Securities Exchange

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

As of June 30, 2017, the Company had cash equivalents of $72,737 (December 31, 2016: $246,933) invested primarily in government securities money markets, government debt securities and U.S. Treasury instruments. Additionally, as of June 30, 2017, the Company had cash of $107,147 (December 31, 2016: $71,993) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

Restricted Cash—As of June 30, 2017 and December 31, 2016, the Company held cash of $624 and $659, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia Limited follows local accounting principles under Australian Accounting Standards.

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

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $2,708 and $4,143 for the three months ended June 30, 2017 and 2016, respectively, and $6,335 and $7,394 for the six months ended June 30, 2017 and 2016, respectively.

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

Effective January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative decrease to retained earnings and an increase in additional paid-in capital (“APIC”) of $4,855 as of January 1, 2017. The tax effect of this adjustment increased deferred tax assets and retained earnings by $658. No prior periods were adjusted as a result of this change in accounting policy.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2017 and 2016, no such amounts were recorded.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation” (“ASU 2017-09”). ASU 2017-09 provides greater clarity on issues regarding accounting for changes in terms or conditions of share-based payment awards. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Upon initial evaluation, we do not expect the adoption of ASU 2017-09 to have a material impact on our condensed and consolidated financial statements.

4. EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50‑50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited. As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and the Company recognized a gain of approximately $15,170 recorded in other income and expenses on the condensed consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments. Also, in connection with the offering and new shareholders agreement, the Company and Moelis Australia terminated a put option enabling the key senior Australian executive to sell his shares held in Moelis Australia back to the Company, and a call option held by the Company to purchase additional shares in Moelis Australia. On March 20, 2017, Moelis Australia declared a dividend, of which the Company received its share of $11,672 on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $11,672.

On June 1, 2017, Moelis Australia acquired an asset management company with a combination of cash and shares of Moelis Australia. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $2,280, recorded in other income and expenses on the condensed and consolidated statement of operations.

For the three months ended June 30, 2017 and 2016, a loss of $1,326 and income of $232 was recorded on this investment, respectively, and for the six months ended June 30, 2017 and 2016, income of $1,786 and $605 was recorded on this investment, respectively.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three and six months ended June 30, 2016, income of $34 and $1,730 was recorded on this investment, respectively, and the Company received cash distributions from this entity of $813. The investment was substantially liquidated during 2016 and as of December 31, 2016, the Company’s remaining investment in the entity was approximately $30, which is primarily cash held in escrow for fees and potential contingencies.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2017	2016
Office equipment	$9,419	$12,489
Furniture and fixtures	3,365	3,255
Leasehold improvements	10,216	8,151
Total	23,000	23,895
Less accumulated depreciation and amortization	(13,296)	(15,498)
Equipment and leasehold improvements, net	$9,704	$8,397

Depreciation and amortization expenses for fixed assets totaled $822 and $806 for the three months ended June 30, 2017 and 2016, respectively, and $1,679 and $1,542 for the six months ended June 30, 2017 and 2016, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of June 30, 2017 and December 31, 2016 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

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

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of June 30, 2017:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government debt securities (1)	$19,975	$—	$19,975	$—
Government securities money market	52,762	—	52,762	—
Investments
Government debt securities (1)	70,172	17,929	52,243	—
U.S. treasury instruments	7,996	—	7,996	—
Common stock	281	281	—	—
Total financial assets	$151,186	$18,210	$132,976	$—
(1)	Consists of municipal bonds, agency bonds and agency discount notes.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$44,999	$—	$44,999	$—
Government securities money market	201,934	—	201,934	—
Investments
U.S. treasury bills	32,995	—	32,995	—
Convertible notes	388	388	—	—
Total financial assets	$280,316	$388	$279,928	$—

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the six months ended June 30, 2017 and 2016, there were transfers of $7,996 and $19,993, respectively, from level 1 to level 2 related to U.S. treasury instruments acquired on-the-run and classified as level 1 but subsequently transferred to level 2 as a result of becoming off-the-run.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2017 and 2016 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2017		2016		2017		2016
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$19,730		$6,893		$35,008		$13,863
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$19,730		$6,893		$35,008		$13,863
Denominator:
Weighted average shares of Class A common stock outstanding—basic	28,165,552		20,745,043		27,325,145		20,654,657
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	6,209,330	(b)	2,873,050	(b)	6,426,994	(b)	2,397,598	(b)
Weighted average shares of Class A common stock outstanding—diluted	34,374,882		23,618,093		33,752,139		23,052,255
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.70		$0.33		$1.28		$0.67
Diluted	$0.57		$0.29		$1.04		$0.60

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 62,971,925 and 57,386,765 for the three months ended June 30, 2017 and 2016, respectively, and 62,588,514 and 56,911,313 for the six months ended June 30, 2017 and 2016, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)During the three and six months ended June 30, 2017 and 2016, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended June 30, 2017 and 2016, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 190 and 1,793 units, respectively and 161 and 899 units for the six months ended June 30, 2017 and 2016, respectively. Additionally, during the three months ended June 30, 2017 and 2016, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 0 and 14,505 options, respectively, and 0 and 1,053,593 options for the six months ended June 30, 2017 and 2016, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of June 30, 2017, partners held 28,286,746 Group LP partnership units, 459,656 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $511 and $736 for the three months ended June 30, 2017 and 2016, respectively, and expenses of $1,199 and $1,633 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $2,311 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 1.2 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of June 30, 2017, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended June 30, 2017 and 2016, the Company recognized expense of $22,727 and $19,942, respectively, and expenses of $47,190 and $34,795 for the six months ended June 30, 2017 and 2016, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2017 and 2016.

	Restricted Stock & RSUs
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,504,190	$26.70	5,123,481	$28.67
Granted	3,027,744	37.05	3,561,401	24.07
Forfeited	(61,633)	29.99	(33,559)	26.95
Vested	(2,035,782)	26.73	(472,954)	28.07
Unvested Balance at June 30,	9,434,519	$29.89	8,178,369	$26.86

As of June 30, 2017, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $137,792. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2017 is 1.9 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $4.05, in aggregate, through June 30, 2017. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $4.05 from $25.00 per share to $20.95 per share.

The following table summarizes activity related to stock options for the six months ended June 30, 2017 and 2016.

	Stock Options Outstanding
	2017		2016
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,822,728	$20.95	3,081,203	$20.95
Grants	—	—	—	—
Exercises	(243,077)	20.95	—	—
Forfeitures or expirations	(72,000)	20.95	(124,000)	20.95
Outstanding at June 30,	2,507,651	$20.95	2,957,203	$20.95

For the three months ended June 30, 2017 and 2016, the Company recognized expenses of $588 and $1,335, respectively, and expenses of $1,340 and $2,278 for the six months ended June 30, 2017 and 2016, respectively, in relation to these stock options. As of June 30, 2017, the total compensation expense related to unvested stock options not yet recognized was $4,430. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2017 is 1.6 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

9. STOCKHOLDERS EQUITY

Class A Common Stock

IPO and Reorganization

In April 2014, the Company issued 15,263,653 shares of Class A common stock in connection with the IPO and reorganization.

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

As of June 30, 2017, 28,158,383 shares of Class A common stock were issued and 27,519,943 shares were outstanding, and as of December 31, 2016, 20,948,998 shares of Class A common stock were issued and 20,561,108 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above.

On July 28, 2017, the Company completed an offering of 6,000,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. See Note 16 in these condensed consolidated financial statements for further information.

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

As of June 30, 2017 and December 31, 2016, 25,726,639 and 31,138,193 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions described above.

In connection with the offering in July 2017, the Company purchased 5,680,903 shares of Class B common stock from Partner Holdings for cash of $128 and subsequently cancelled those shares. See Note 16 in these condensed consolidated financial statements for further information.

Treasury Stock

During the six months ended June 30, 2017 and 2016, the Company repurchased 250,550 and 97,601 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $9,266 and $2,609, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2017 and 2016.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2017 and December 31, 2016, partners held 28,286,746 and 33,698,300 Group LP partnership units, respectively, representing a 51% and 62% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 27,519,943 shares of Class A common stock outstanding at June 30, 2017 (20,561,108 as of December 31, 2016), represents the controlling interest.

10. RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended June 30, 2017 and 2016, the Company incurred $468 and $312 in aircraft lease costs to be paid to Manager, respectively, and $936 and $624 in aircraft costs for the six months ended June 30, 2017 and 2016, respectively. In addition, there are two other lessees of the aircraft; one of whom is Mr. Moelis and the other is Moelis Asset Management LP. These lessees share the lease, operating and related costs of the plane in proportion to their respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of June 30, 2017, there were $928 of unsecured promissory notes from employees held by the Company (December 31, 2016: $922). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of June 30, 2017 and December 31, 2016 bear a fixed interest rate of 4.00%. During each of the six months ended June 30, 2017 and 2016, the Company received $403 and $0 of principal repayments and recognized interest income of $13 and $8, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $291 and $349 for the three months ended June 30, 2017 and 2016, respectively, and $604 and $711 for the six months ended June 30, 2017 and 2016, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of June 30, 2017 and December 31, 2016, the Company had no balance due from Moelis Asset Management LP.

Moelis Australia—As of June 30, 2017 and December 31, 2016, the Company had a net balance due to Moelis Australia of $247 and $38, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from or to Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three and six months ended June 30, 2016, income of $34 and $1,730 was recorded on this investment, respectively, and the Company received cash distributions from this entity of $813. The investment was substantially liquidated during 2016. See Note 4 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $127 and $6,616 for the three months ended June 30, 2017 and 2016, respectively, and revenues of $1,146 and 7,016 for the six months ended June 30, 2017 and 2016, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2017, Moelis U.S. had net capital of $56,362, which was $56,112 in excess of its required net capital. At December 31, 2016, Moelis U.S. had net capital of $76,871 which was $76,621 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At June 30, 2017, the aggregate regulatory net capital of Moelis UK was $13,435 which exceeded the minimum requirement by $13,379. At December 31, 2016, the aggregate regulatory net capital of Moelis UK was $8,827, which exceeded the minimum requirement by $8,774.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In April 2017 the Company renewed its unsecured revolving credit facility which extended the maturity date to June 30, 2019. As of June 30, 2017, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2017 and December 31, 2016, the Company had no borrowings under the credit facility.

As of June 30, 2017, the Company’s available credit under this facility was $33,001 as a result of the issuance of an aggregate amount of $6,999 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,680 and $5,707 for the three months ended June 30, 2017 and 2016, respectively, and expenses of $7,436 and $9,459 for the six months ended June 30, 2017 and 2016, respectively. The amounts for the three and six months ended June 30, 2016 include reduction in occupancy expenses of $279 and $524, respectively, related to sublease agreements which expired in October 2016. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet resulting in expense of $2,359 reflected in the three and six months ended June 30, 2016. The expense related to operating leases for the three and six months ended June 30, 2017, includes $0 and $150 for the three and six months ended June 30, 2017, respectively, related to the aforementioned sublease loss reserve, which is remeasured at each reporting period.

The future minimum rental payments required under the operating leases in place at June 30, 2017, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
Remainder of 2017	$9,389	$—	$9,389
2018	18,416	(399)	18,017
2019	18,366	(544)	17,822
2020	11,610	(871)	10,739
2021	6,130	(871)	5,259
Thereafter	16,085	(3,048)	13,037
Total	$79,996	$(5,733)	$74,263

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2017 and 2016, in the amounts of $490 and $468, respectively, and $1,006 and $974 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company’s provision for income taxes and effective tax rate were $9,549 and 16% and $4,721 and 15% for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company’s provision for income taxes and effective tax rate were $16,546 and 16% and $10,165 and 16%, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at prevailing U.S. federal, state, and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. There is no significant change in the overall effective tax rate; however, the net change includes an increase in the allocable share of earnings subject to corporate income tax rate offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

The Company recorded an increase in the net deferred tax asset of $98,850 for the six months ended June 30, 2017, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the follow-on offering in January 2017, a small amount of units exchanged during the second quarter and an increase in deferred compensation. Approximately $97,355 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $82,752) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

There were no clients that accounted for more than 10% of revenues for the three or six months ended June 30, 2017 or 2016. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$150,704	$106,219	$289,106	$212,952
Europe	16,637	13,328	38,656	24,122
Rest of World	4,808	12,178	17,645	21,015
Total	$172,149	$131,725	$345,407	$258,089

	June 30,	December 31,
	2017	2016
Assets:
United States	$540,819	$506,748
Europe	27,477	31,341
Rest of World	59,510	60,711
Total	$627,806	$598,800

16. SUBSEQUENT EVENTS

On July 24, 2017, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.37 per share to be paid on August 17, 2017 to shareholders of record as of August 3, 2017.

On July 28, 2017, the Company completed an offering of 6,000,000 shares of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The proceeds of the offering were used to repurchase the same number of shares of Class A common stock or partnership interests or other equity interests that are exchangeable or convertible into shares of Class A common stock from certain of the Company’s Managing Directors and former employees. In connection with the offering, the shares of Class A common stock outstanding of the Company increased by 5,680,903 shares. The remaining 319,097 shares of Class A common stock included in the offering were sold by current holders of Class A common stock, thus having no impact on the quantity of shares of Class A common stock outstanding. In addition, the Company purchased 5,680,903 shares of Class B common stock from Partner Holdings for cash of $128 and subsequently cancelled those shares. The Company did not retain any proceeds from the sale of its Class A common stock.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. With 19 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

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

We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. In regions where it made more sense to establish a partnership rather than build from the ground up, we entered into strategic alliances, including in Japan with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. in 2012 and in Mexico with Alfaro, Dávila y Ríos, S.C. (“ADR”) in 2016. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and San Francisco in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid‑2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long‑term client relationships and a diversified revenue base.

As of June 30, 2017, we served our clients globally with 453 advisory bankers. We continued to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2017, referenced throughout this Form 10-Q was obtained from Thomson Financial as of July 6, 2017.

For the first half of 2017, we earned revenues of $345.4 million, an increase of 34% from the $258.1 million earned during the same period in 2016. This compares favorably with a 2% decrease in the number of global completed M&A transactions greater than $100 million and a 10% decrease in volume in the same period.  The increase in revenue was driven by significant growth in M&A activity and an increase in restructuring activity over the prior year period, including higher average fees earned per completed transaction.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended			Six Months Ended
	June 30,		Variance	June 30,		Variance
($ in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Revenues	$172,149	$131,725	31%	$345,407	$258,089	34%
Expenses:
Compensation and benefits	100,808	78,198	29%	202,534	152,866	32%
Non-compensation expenses	28,633	22,968	25%	57,131	45,773	25%
Total operating expenses	129,441	101,166	28%	259,665	198,639	31%
Operating income (loss)	42,708	30,559	40%	85,742	59,450	44%
Other income and (expenses)	17,695	101	N/M	17,933	204	N/M
Income (loss) from equity method investments	(1,330)	266	N/M	1,774	2,335	-24%
Income (loss) before income taxes	59,073	30,926	91%	105,449	61,989	70%
Provision for income taxes	9,549	4,721	102%	16,546	10,165	63%
Net income (loss)	$49,524	$26,205	89%	$88,903	$51,824	72%

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

Three Months Ended June 30, 2017 versus 2016

Revenues were $172.1 million for the three months ended June 30, 2017 as compared with $131.7 million for the same period in 2016, representing an increase of 31%. The increase in revenues was primarily driven by higher average fees per completed transaction.

For the three months ended June 30, 2017 and 2016 we earned revenues from 121 and 140 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 40 clients from 35 clients for the same period of 2016.

Six Months Ended June 30, 2017 versus 2016

Revenues were $345.4 million for the six months ended June 30, 2017 as compared with $258.1 million for the same period in 2016, representing an increase of 34%. The increase in revenues was primarily driven by increased completed transactions and higher average fees per completed transaction.

For the six months ended June 30, 2017 and 2016 we earned revenues from 197 and 184 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 83 clients from 62 clients for the same period of 2016.

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended			Six Months Ended
	June 30,		Variance	June 30,		Variance
($ in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Expenses:
Compensation and benefits	$100,808	$78,198	29%	$202,534	$152,866	32%
% of revenues	59%	59%		59%	59%
Non-compensation expenses	$28,633	$22,968	25%	$57,131	$45,773	25%
% of revenues	17%	17%		17%	18%
Total operating expenses	$129,441	$101,166	28%	$259,665	$198,639	31%
% of revenues	75%	77%		75%	77%

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

Three Months Ended June 30, 2017 versus 2016

Operating expenses were $129.4 million for the three months ended June 30, 2017 and represent 75% of revenues, compared with $101.2 million for the same period in 2016 which represented 77% of revenues. The increase in operating expenses was primarily driven by increased compensation and non-compensation expenses in-line with the growth in revenues.

Six Months Ended June 30, 2017 versus 2016

Operating expenses were $259.7 million for the six months ended June 30, 2017 and represented 75% of revenues, compared with $198.6 million for the same period in 2016 which represented 77% of revenues. The increase in operating expenses was primarily driven by increased compensation and non-compensation expenses in-line with the growth in revenues and higher equity amortization as compared to the prior year.

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

Three Months Ended June 30, 2017 versus 2016

For the three months ended June 30, 2017, compensation‑related expenses of $100.8 million represented 59% of revenues, compared with $78.2 million of compensation-related expenses which also represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenue during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $62.8 million and $59.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in fixed compensation costs relates to higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $38.0 million and $18.5 million for the three months ended June 30, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Six Months Ended June 30, 2017 versus 2016

For the six months ended June 30, 2017, compensation related expenses of $202.5 million and represent 59% of revenues, compared with $152.9 million which represented 59% of revenues in the prior year period. The increase in compensation expenses primarily relates to an increase in discretionary bonus accruals in line with increases in revenues and equity amortization during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $130.2 million and $116.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase in fixed compensation costs relates to higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $72.3 million and $36.9 million for the six months ended June 30, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Non‑Compensation Expenses

Our non‑compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Reimbursed client expenses are netted within the appropriate non‑compensation expense line.

Historically, our non‑compensation expenses associated with business development have increased as we have increased headcount and the related non‑compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Three Months Ended June 30, 2017 versus 2016

For the three months ended June 30, 2017, non‑compensation expenses of $28.6 million represented 17% of revenues, compared with $23.0 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense is primarily due to increased travel and related expenses, communication, technology and info services, and professional fees, most of which are related to greater transaction related charges and increased business development activities.

Six Months Ended June 30, 2017 versus 2016

For the six months ended June 30, 2017, non-compensation expenses of $57.1 million represented 17% of revenues, compared with $45.8 million which represented 18% of revenues in the prior year period. Non-compensation increased in line with revenues year over year. The increase in non-compensation expense was primarily related to increased professional fees, and travel and related expenses, most of which are related to greater transaction related charges and increased business development activities.

Income (Loss) From Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia Limited under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards.

Moelis Australia

On April 1, 2010, we entered into a joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for a 50% interest in the venture. The remaining 50% was owned by an Australian trust established by and for the benefit of Australian executives. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited. As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and the Company recognized a gain of approximately $15.2 million recorded in other income and expenses on the condensed consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2.4 million in income (loss) from equity method investments. See Note 4 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Moelis Australia’s business is offering advisory services as well as equity capital markets and research business, sales and trading business covering Australian public equity securities and an asset management business. Advisory fees are generally recognized at key transaction milestones, so the revenues earned by Moelis Australia can vary significantly period to period. Moelis Australia has offices in Sydney and Melbourne.

Three Months Ended June 30, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was a loss of $1.3 million and income of $0.2 million for the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, Moelis Australia’s expenses were greater than revenues primarily due to the costs associated with their public offering.

Six Months Ended June 30, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $1.8 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, Moelis Australia’s increase in revenues were greater than its increase in operating expenses when compared with the same period in 2016.

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

Three and Six Months Ended June 30, 2016

Income (loss) from equity method investments related to our investment in an entity which invests in funds was income of $0.0 and $1.7 million for the three and six months ended June 30, 2016, respectively.

Provision for Income Taxes

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which are primarily made up of individual partners and members and have historically not been reflected in the consolidated statements of financial condition. In connection with the Company’s reorganization and

IPO, the Company became subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended June 30, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $9.5 million and 16% and $4.7 million and 15% for the three months ended June 30, 2017 and 2016, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. There is no significant change in the overall effective tax rate; however, the net change includes an increase in the allocable share of earnings subject to corporate income tax rate offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

Six Months Ended June 30, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $16.5 million and 16% and $10.2 million and 16% for the six months ended June 30, 2017 and 2016, respectively. There is no significant change in the overall effective tax rate; however, the net change includes an increase in the allocable share of earnings subject to corporate income tax rate offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2017 and December 31, 2016, the Company had cash equivalents of $72.7 million and $246.9 million, respectively, invested in U.S. Treasury instruments, government debt securities and government securities money market funds. Additionally, as of June 30, 2017 and December 31, 2016, the Company had cash of $107.2 million and $72.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold government debt securities and U.S. treasury instruments that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2017 and December 31, 2016, the Company held $78.2 million and $33.0 million of government debt securities including the U.S. Treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2017 and December 31, 2016 accounts receivable were $27.9 million and $23.2 million, respectively, net of allowances of $0.6 million and $0.5 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2017, the Company had no borrowings under the credit facility.

As of June 30, 2017, the Company’s available credit under this facility was $33.0 million as a result of the issuance of an aggregate amount of $7.0 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

On June 12, 2017, the Board of Directors of Moelis & Company declared a special dividend of $1.00 per share. In addition, a quarterly dividend of $0.37 per share was declared on July 24, 2017. The $1.00 per share was paid on July 6, 2017 to Class A common stockholders of record on June 22, 2017 while the regular quarterly dividend of $0.37 will be paid on August 17, 2017 to shareholders of record on August 3, 2017. During the six months ended June 30, 2017 the Company paid aggregate dividends of $1.99 per share, which included a special dividend of $1.25 per share and two regular quarterly dividends of $0.37 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of June 30, 2017 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Tax Receivable Agreement

In connection with the IPO in April 2014, we entered into a tax receivable agreement with our eligible Managing Directors that provides for the payment to eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that we realize as a result of (a) the increases in tax basis attributable to exchanges by our eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of income tax cash savings, if any, that we realize.

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

	Six Months Ended
	June 30,
($ in thousands)	2017	2016
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$88,903	$51,824
Non-cash charges	43,758	37,669
Other operating activities	(60,038)	(75,057)
Total operating activities	72,623	14,436
Investing Activities	(48,265)	(27,536)
Financing Activities	(165,053)	(120,429)
Effect of exchange rate changes	1,653	(1,366)
Net increase (decrease) in cash	(139,042)	(134,895)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$179,884	$113,127

Six months ended June 30, 2017

Cash and cash equivalents were $179.9 million at June 30, 2017, a decrease of $139.0 million from $318.9 million of cash and cash equivalents at December 31, 2016. Operating activities resulted in a net inflow of $72.6 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $48.3 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $165.1 million primarily related to the payment of dividends and tax distributions.

Six months ended June 30, 2016

Cash and cash equivalents were $113.1 million at June 30, 2016, a decrease of $134.9 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $14.4 million primarily attributable to cash collected from clients during the period, partially offset by discretionary bonuses paid in 2016. Investing activities resulted in a net outflow of $27.5 million primarily attributable to the purchase of investments, partially offset by proceeds from sales of investments. Financing activities resulted in a net outflow of $120.4 million primarily related to the payment of dividends and tax distributions.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2017:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,733 of committed sublease income)	$79,996	$18,163	$35,961	$12,673	$13,199
Amount due pursuant to Tax Receivable Agreement	198,656	5,382	18,478	20,706	154,090
Total	$278,652	$23,545	$54,439	$33,379	$167,289

As of June 30, 2017, the Company has a total payable of $198.7 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. A payment of $5,032 due pursuant to the tax receivable agreement was made during the first quarter of 2017.

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

Risks Related to Cash and Short‑Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal, U.S. government agency debt securities and U.S. Treasury instruments. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold government debt securities and U.S. Treasury instruments that are classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2017 and 2016, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a gain of $0.7 and a loss of $0.6 million, respectively, and a gain of $1.4 and a loss of $0.7 million for the six months ended June 30, 2017 and 2016, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia Limited under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2017 and 2016, no such amounts were recorded.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("SEC").

We will cease to be an emerging growth company at the end of fiscal year 2017. When the emerging growth company exemptions cease to apply to us, compliance with additional public company requirements may significantly increase our legal and financial costs and place additional significant demands on our management.

The market value of our common stock held by non-affiliates as of June 30, 2017, was approximately $1.0 billion and, as a result, we will cease to be an emerging growth company at the end of fiscal year 2017. When the emerging growth company exemptions cease to apply to us, compliance with additional public company requirements may significantly increase our legal and financial costs and place additional significant demands on our management.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
April 1 - April 30	45,035	$38.12	$—	$20.0	million
May 1 - May 31	430	35.53	—	20.0	million
June 1 - June 30	—	—	—	20.0	million
Total	45,465	$38.10	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of August, 2017.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer