Form 10-Q
period 2017-09-30
Moelis & Co
filed 2017-11-02
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
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

As of October 19, 2017, there were 33,297,858 shares of Class A common stock, par value $0.01 per share, and 20,045,736 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$127,600	$318,926
Restricted cash	789	659
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $475 as of September 30, 2017 and December 31, 2016, respectively	50,540	23,158
Other receivables	11,863	7,293
Total receivables	62,403	30,451
Deferred compensation	9,113	8,701
Investments at fair value (cost basis $116,531 and $33,593 as of September 30, 2017 and December 31, 2016, respectively)	116,366	33,383
Equity method investments	45,734	20,873
Equipment and leasehold improvements, net	10,345	8,397
Deferred tax asset	405,730	167,791
Prepaid expenses and other assets	17,009	9,619
Total assets	$795,089	$598,800
Liabilities and Equity
Compensation payable	$110,741	$131,591
Accounts payable and accrued expenses	9,768	14,326
Dividends payable	—	68,066
Amount due pursuant to tax receivable agreement	314,747	120,936
Deferred revenue	3,848	2,971
Other liabilities	8,913	9,469
Total liabilities	448,017	347,359
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 33,899,875 issued and 33,247,275 outstanding at September 30, 2017; 1,000,000,000 authorized, 20,948,998 issued and 20,561,108 outstanding at December 31, 2016)	339	210
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 20,045,736 issued and outstanding at September 30, 2017; 1,000,000,000 authorized, 31,138,193 issued and outstanding at December 31, 2016)	200	311
Treasury stock, at cost; 652,600 and 387,890 shares as of September 30, 2017 and December 31, 2016, respectively	(20,762)	(10,930)
Additional paid-in-capital	454,745	291,026
Retained earnings (accumulated deficit)	(99,136)	(68,229)
Accumulated other comprehensive income (loss)	543	(543)
Total Moelis & Company equity	335,929	211,845
Noncontrolling interests	11,143	39,596
Total equity	347,072	251,441
Total liabilities and equity	$795,089	$598,800

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$170,041	$150,676	$515,448	$408,765
Expenses
Compensation and benefits	99,694	88,046	302,228	240,912
Occupancy	4,393	4,096	12,670	14,941
Professional fees	4,494	2,804	13,674	7,551
Communication, technology and information services	6,427	5,496	18,636	16,101
Travel and related expenses	7,294	4,490	21,990	16,452
Depreciation and amortization	891	817	2,570	2,359
Other expenses	6,969	4,813	18,059	10,885
Total expenses	130,162	110,562	389,827	309,201
Operating income (loss)	39,879	40,114	125,621	99,564
Other income and (expenses)	14,955	187	32,888	391
Income (loss) from equity method investments	2,791	1,562	4,565	3,897
Income (loss) before income taxes	57,625	41,863	163,074	103,852
Provision for income taxes	14,354	6,550	30,900	16,715
Net income (loss)	43,271	35,313	132,174	87,137
Net income (loss) attributable to noncontrolling interests	24,066	25,824	77,961	63,785
Net income (loss) attributable to Moelis & Company	$19,205	$9,489	$54,213	$23,352
Weighted-average shares of Class A common stock outstanding
Basic	32,505,940	20,926,745	29,094,514	20,807,189
Diluted	39,784,633	24,301,063	35,872,847	23,516,239
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.59	$0.45	$1.86	$1.12
Diluted	$0.48	$0.39	$1.51	$0.99
Dividends declared per share of Class A common stock	$0.37	$0.32	$2.11	$1.72

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$43,271	$35,313	$132,174	$87,137
Unrealized gain (loss) on investments	(39)	(148)	(144)	(105)
Foreign currency translation adjustment, net of tax	991	(668)	2,378	(1,368)
Other comprehensive income (loss)	952	(816)	2,234	(1,473)
Comprehensive income (loss)	44,223	34,497	134,408	85,664
Less: Comprehensive income attributable to noncontrolling interests	24,549	25,312	79,109	62,864
Comprehensive income (loss) attributable to Moelis & Company	$19,674	$9,185	$55,299	$22,800

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$132,174	$87,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,521	124
Depreciation and amortization	2,570	2,359
(Income) loss from equity method investments	(4,565)	(3,897)
Equity-based compensation	72,912	56,313
Deferred tax provision	13,746	(1,931)
Gain on equity method investment	(31,971)	—
Other	4,067	700
Changes in assets and liabilities:
Accounts receivable	(28,588)	2,763
Other receivables	(4,594)	1,234
Prepaid expenses and other assets	(7,079)	1,432
Deferred compensation	(321)	(841)
Compensation payable	(21,644)	(53,017)
Accounts payable and accrued expenses	(4,864)	(7,664)
Deferred revenue	876	6,324
Dividends received	11,672	804
Other liabilities	(628)	2,075
Net cash provided by (used in) operating activities	135,284	93,915
Cash flows from investing activities
Purchase of investments	(171,764)	(95,919)
Proceeds from sales of investments	88,750	101,000
Return of capital from equity method investments	—	9
Note payments received from employees	705	—
Notes issued to employees	(400)	(852)
Purchase of equipment and leasehold improvements	(4,553)	(2,737)
Change in restricted cash	(85)	(30)
Net cash provided by (used in) investing activities	(87,347)	1,471
Cash flows from financing activities
Dividends and distributions	(232,284)	(135,751)
Payments under tax receivable agreement	(5,032)	—
Payments to settle employee tax obligations on share-based awards	(9,832)	(2,621)
Proceeds from exercise of stock options	5,571	—
Class A partnership units and other equity purchased	(229)	—
Net cash provided by (used in) financing activities	(241,806)	(138,372)
Effect of exchange rate fluctuations on cash and cash equivalents	2,543	(2,425)
Net increase (decrease) in cash and cash equivalents	(191,326)	(45,411)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$127,600	$202,611
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$26,196	$20,609
Dividends paid, declared in the prior year	$68,066	$—
Other non-cash activity
Dividend equivalents issued	$20,911	$10,276
Class A Partnership Units or other equity converted into Class A Common Stock	$52,240	$783
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$658	$—
Forfeiture of fully-vested Group LP units or other equity units	$36	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	54,213	—	77,961	132,174
Equity-based compensation	1,602,236	—	—	16	—	—	71,228	—	—	1,668	72,912
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,086	1,148	2,234
Dividends declared ($2.11 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,911	(80,923)	—	(104,206)	(164,218)
Treasury Stock Purchases	—	—	(264,710)	—	—	(9,832)	—	—	—	—	(9,832)
Exercise of stock options	256,270	—	—	2	—	—	5,569	—	—	—	5,571
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	11,092,457	(11,092,457)	—	111	(111)	—	57,035	—	—	(5,024)	52,011
Equity-based payments to non-employees	—	—	—	—	—	—	4,066	—	—	—	4,066
Other	(86)	—	—	—	—	—	55	—	—	—	55
Balance as of September 30, 2017	33,899,875	20,045,736	(652,600)	$339	$200	$(20,762)	$454,745	$(99,136)	$543	$11,143	$347,072
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	23,352	—	63,785	87,137
Equity-based compensation	253,757	(2,132)	—	3	—	—	53,934	—	—	2,376	56,313
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(552)	(921)	(1,473)
Dividends declared ($1.72 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	10,276	(45,610)	—	(100,417)	(135,751)
Treasury stock purchases	—	—	(98,126)	—	—	(2,621)	—	—	—	—	(2,621)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	103,538	(88,911)	—	1	(1)	—	900	—	—	(117)	783
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(48)	—	—	—	(48)
Other	—	—	—	—	—	—	766	—	—	—	766
Balance as of September 30, 2016	20,894,035	31,138,193	(361,748)	$209	$311	$(10,237)	$256,531	$(37,596)	$(444)	$53,750	$262,524

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

As of September 30, 2017, the Company had cash equivalents of $68,329 (December 31, 2016: $246,933) invested primarily in government securities money markets, government debt securities and U.S. Treasury instruments. Additionally, as of September 30, 2017, the Company had cash of $59,271 (December 31, 2016: $71,993) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

Restricted Cash—As of September 30, 2017 and December 31, 2016, the Company held cash of $789 and $659, respectively, in restricted collateral deposits primarily held by certain non-U.S. subsidiaries.

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

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the condensed consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $4,248 and $4,051 for the three months ended September 30, 2017 and 2016, respectively, and $10,583 and $11,445 for the nine months ended September 30, 2017 and 2016, respectively.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2017 and 2016, no such amounts were recorded.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company plans to adopt ASU 2014-09 using the modified retrospective approach, with a cumulative-effect adjustment upon adoption. The adoption of ASU 2014-09 is expected to affect the timing of revenue recognition and the presentation of reimbursable expenses billed to clients in our condensed and consolidated statements of operations. The Company plans to evaluate each engagement under the new guidance to determine whether revenue and deal-related expenses should be recognized at a point in time or over time. Reimbursed expenses will be presented gross in revenues and expenses. In addition, underwriting revenues, which are currently disclosed net of expenses, will be reported gross in our condensed and consolidated statements of operations.

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

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited. As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and the Company recognized a gain of approximately $15,170, recorded in other income and expenses on the condensed consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments. Also, in connection with the offering and new shareholders agreement, the Company and Moelis Australia terminated a put option enabling the key senior Australian executive to sell his shares held in Moelis Australia back to the Company, and a call option held by the Company to purchase additional shares in Moelis Australia. On March 20, 2017, Moelis Australia declared a dividend, of which the Company received $11,672 on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $11,672.

On September 13, 2017, Moelis Australia completed an offering of 11,940,000 shares of common stock to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $14,429, recorded in other income on the condensed and consolidated statement of operations. On October 30, 2017, Moelis Australia completed a conditional offering of 10,060,000 shares. See Note 16 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $2,372, recorded in other income and expenses on the condensed and consolidated statement of operations.

For the three months ended September 30, 2017 and 2016, income from this equity method investment of $2,806 and $1,571 was recorded, respectively, and for the nine months ended September 30, 2017 and 2016, income from this equity method investment of $4,592 and $2,176 was recorded, respectively.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third-party funds and is controlled by a related party, Moelis Asset Management LP. The Company determined that it should account for this investment as an equity method investment on its condensed consolidated financial statements. For the three and nine months ended September 30, 2016, a loss of $9 and income of $1,721 was recorded on this investment, respectively, and the Company received cash distributions from this entity of $813. The investment was substantially liquidated during 2016 and as of December 31, 2016, the Company’s remaining investment in the entity was approximately $30, which is primarily cash held in escrow for fees and potential contingencies.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2017	2016
Office equipment	$9,682	$12,489
Furniture and fixtures	3,412	3,255
Leasehold improvements	11,293	8,151
Total	24,387	23,895
Less accumulated depreciation and amortization	(14,042)	(15,498)
Equipment and leasehold improvements, net	$10,345	$8,397

Depreciation and amortization expenses for fixed assets totaled $891 and $817 for the three months ended September 30, 2017 and 2016, respectively, and $2,570 and $2,359 for the nine months ended September 30, 2017 and 2016, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of September 30, 2017 and December 31, 2016 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

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

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of September 30, 2017:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government debt securities (1)	$14,487	$—	$14,487	$—
Government securities money market	53,842	—	53,842	—
Investments
Government debt securities (1)	54,258	—	54,258	—
U.S. treasury instruments	61,864	61,864	—	—
Common stock	244	244	—	—
Total financial assets	$184,695	$62,108	$122,587	$—
(1)	Consists of municipal bonds, agency bonds and agency discount notes.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$44,999	$—	$44,999	$—
Government securities money market	201,934	—	201,934	—
Investments
U.S. treasury bills	32,995	—	32,995	—
Convertible notes	388	388	—	—
Total financial assets	$280,316	$388	$279,928	$—

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the nine months ended September 30, 2017 and 2016, there were transfers of $0 and $7,984, respectively, from level 1 to level 2 related to U.S. treasury instruments acquired on-the-run that prior to the reporting period became off-the-run.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2017 and 2016 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2017		2016		2017		2016
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$19,205		$9,489		$54,213		$23,352
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$19,205		$9,489		$54,213		$23,352
Denominator:
Weighted average shares of Class A common stock outstanding—basic	32,505,940		20,926,745		29,094,514		20,807,189
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	7,278,693	(b)	3,374,318	(b)	6,778,333	(b)	2,709,050	(b)
Weighted average shares of Class A common stock outstanding—diluted	39,784,633		24,301,063		35,872,847		23,516,239
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.59		$0.45		$1.86		$1.12
Diluted	$0.48		$0.39		$1.51		$0.99

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 64,139,312 and 58,000,602 for the three months ended September 30, 2017 and 2016, respectively, and 63,172,885 and 57,335,334 for the nine months ended September 30, 2017 and 2016, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)During the three and nine months ended September 30, 2017 and 2016, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended September 30, 2017 and 2016, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 25 and 2,552 units, respectively and 8 and 1,211 units for the nine months ended September 30, 2017 and 2016, respectively. Additionally, during the three months ended September 30, 2017 and 2016, the additional weighted average amount of options that would have been included in this calculation if the effect were dilutive would have been 0 and 973,859 options, respectively, and 0 and 1,048,196 options for the nine months ended September 30, 2017 and 2016, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of September 30, 2017, partners held 22,605,843 Group LP partnership units, 423,439 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $469 and $743 for the three months ended September 30, 2017 and 2016, respectively, and expenses of $1,668 and $2,376 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $1,842 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 1.1 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of September 30, 2017, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended September 30, 2017 and 2016, the Company recognized expense of $22,057 and $16,439, respectively, and expenses of $69,248 and $51,233 for the nine months ended September 30, 2017 and 2016, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2017 and 2016.

	Restricted Stock & RSUs
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,504,190	$26.70	5,123,481	$28.67
Granted	3,140,934	37.07	3,787,723	24.09
Forfeited	(75,433)	30.74	(74,739)	26.05
Vested	(2,118,588)	26.96	(586,953)	28.30
Unvested Balance at September 30,	9,451,103	$29.87	8,249,512	$26.81

As of September 30, 2017, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $115,885. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2017 is 1.7 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $4.05, in aggregate, through September 30, 2017. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $4.05 from $25.00 per share to $20.95 per share.

The following table summarizes activity related to stock options for the nine months ended September 30, 2017 and 2016.

	Stock Options Outstanding
	2017		2016
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,822,728	$20.95	3,081,203	$20.95
Grants	—	—	—	—
Exercises	(256,270)	20.95	—	—
Forfeitures or expirations	(81,019)	20.95	(208,975)	20.95
Outstanding at September 30,	2,485,439	$20.95	2,872,228	$20.95

For the three months ended September 30, 2017 and 2016, the Company recognized expenses of $656 and $426, respectively, and expenses of $1,996 and $2,704 for the nine months ended September 30, 2017 and 2016, respectively, in relation to these stock options. As of September 30, 2017, the total compensation expense related to unvested stock options not yet recognized was $3,714. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2017 is 1.4 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

As of September 30, 2017, 33,899,875 shares of Class A common stock were issued and 33,247,275 shares were outstanding, and as of December 31, 2016, 20,948,998 shares of Class A common stock were issued and

20,561,108 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above.

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

As of September 30, 2017 and December 31, 2016, 20,045,736 and 31,138,193 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions described above.

Treasury Stock

During the nine months ended September 30, 2017 and 2016, the Company repurchased 264,710 and 98,126 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $9,832 and $2,621, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2017 and 2016.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2017 and December 31, 2016, partners held 22,605,843 and 33,698,300 Group LP partnership units, respectively, representing a 40% and 62% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 33,247,275 shares of Class A common stock outstanding at September 30, 2017 (20,561,108 as of December 31, 2016), represents the controlling interest.

10. RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended September 30, 2017 and 2016, the Company incurred $468 and $312 in aircraft lease costs to be paid to Manager, respectively, and $1,404 and $936 in aircraft costs for the nine months ended September 30, 2017 and 2016, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of September 30, 2017, there were $626 of unsecured promissory notes from employees held by the Company (December 31, 2016: $922). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of September 30, 2017 and December 31, 2016 bear a fixed interest rate of 4.00%. During each of the nine months ended September 30, 2017 and 2016, the Company received $705 and $0 of principal repayments and recognized interest income of $20 and $15, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $264 and $285 for the three months ended September 30, 2017 and 2016, respectively, and $868 and $996 for the nine months ended September 30, 2017 and 2016, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of September 30, 2017 and December 31, 2016, the Company had no balance due from Moelis Asset Management LP.

Moelis Australia—As of September 30, 2017 and December 31, 2016, the Company had a balance due from Moelis Australia of $438 and a net balance due to Moelis Australia of $38, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due from or to Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the condensed consolidated financial statements. For the three and nine months ended September 30, 2016, a loss of $9 and income of $1,721 was recorded on this investment, respectively, and the Company received cash distributions from this entity of $813. The investment was substantially liquidated during 2016. See Note 4 of the condensed consolidated financial statements included in this Form 10-Q for further information.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $94 and $170 for the three months ended September 30, 2017 and 2016, respectively, and revenues of $1,240 and $7,186 for the nine months ended September 30, 2017 and 2016, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2017, Moelis U.S. had net capital of $95,904, which was

$95,654 in excess of its required net capital. At December 31, 2016, Moelis U.S. had net capital of $76,871 which was $76,621 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At September 30, 2017, the aggregate regulatory net capital of Moelis UK was $16,625 which exceeded the minimum requirement by $16,566. At December 31, 2016, the aggregate regulatory net capital of Moelis UK was $8,827, which exceeded the minimum requirement by $8,774.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In April 2017 the Company renewed its unsecured revolving credit facility which extended the maturity date to June 30, 2019. As of September 30, 2017, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2017 and December 31, 2016, the Company had no borrowings under the credit facility.

As of September 30, 2017, the Company’s available credit under this facility was $33,737 as a result of the issuance of an aggregate amount of $6,263 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,866 and $3,342 for the three months ended September 30, 2017 and 2016, respectively, and expenses of $11,302 and $12,801 for the nine months ended September 30, 2017 and 2016, respectively. The amounts for the three and nine months ended September 30, 2016 include reductions in occupancy expenses of $260 and $784, respectively, related to sublease agreements which expired in October 2016. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet resulting in expense of $0 and $2,359 reflected in the three and nine months ended September 30, 2016, respectively. The expense related to operating leases for the three and nine months ended September 30, 2017, includes $19 and $169 for the three and nine months ended September 30, 2017, respectively, related to the aforementioned sublease loss reserve, which is remeasured at each reporting period.

The future minimum rental payments required under the operating leases in place at September 30, 2017, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
Remainder of 2017	$4,875	$—	$4,875
2018	18,488	(411)	18,077
2019	18,427	(560)	17,867
2020	11,693	(896)	10,797
2021	6,210	(896)	5,314
Thereafter	16,343	(3,136)	13,207
Total	$76,036	$(5,899)	$70,137

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2017 and 2016, in the amounts of $491 and $462, respectively, and $1,497 and $1,436 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company’s provision for income taxes and effective tax rate were $14,354 and 25% and $6,550 and 16% for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company’s provision for income taxes and effective tax rate were $30,900 and 19% and $16,715 and 16%, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at prevailing U.S. federal, state, and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The increase in the overall effective tax rate is primarily attributable to the increase in the allocable share of earnings subject to corporate income tax rate as a result of the follow-on offerings in January and July 2017, partially offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

The Company recorded an increase in the net deferred tax asset of $237,939 for the nine months ended September 30, 2017, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the follow-on offerings in both January and July 2017 and an increase in deferred compensation. Approximately $233,867 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $198,787) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

There were no clients that accounted for more than 10% of revenues for the three or nine months ended September 30, 2017 or 2016. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$131,306	$125,380	$420,412	$338,332
Europe	24,939	17,503	63,595	41,625
Rest of World	13,796	7,793	31,441	28,808
Total	$170,041	$150,676	$515,448	$408,765

	September 30,	December 31,
	2017	2016
Assets:
United States	$672,783	$506,748
Europe	41,418	31,341
Rest of World	80,888	60,711
Total	$795,089	$598,800

16. SUBSEQUENT EVENTS

On October 24, 2017, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.37 per share to be paid on November 20, 2017 to shareholders of record as of November 6, 2017.

On October 30, 2017, Moelis Australia’s stockholders approved a conditional placement of 10,060,000 shares to raise additional capital. The issuance of shares further reduced the Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain recorded in other income on the condensed and consolidated statement of operations in the fourth quarter.

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

As of September 30, 2017, we served our clients globally with 506 advisory bankers. We continued to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2017, referenced throughout this Form 10-Q was obtained from Thomson Financial as of October 5, 2017.

For the first nine months of 2017, we earned revenues of $515.4 million, an increase of 26% from the $408.8 million earned during the same period in 2016. This compares favorably with a relatively flat number of global completed M&A transactions greater than $100 million and a 9% decrease in volume for the same period. The increase in revenue was driven by significant growth in M&A activity over the prior year period and an overall higher number of completed transactions which earned higher average fees. We continue to see an increase in the size and complexity of the transactions on which we advise.

In the U.S., which has been a particularly strong driver of our revenues, we are witnessing many companies pursue M&A in order to grow revenues and/or drive greater efficiencies by reducing costs. Based on historical experience, we believe the current economic backdrop (high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. In Europe, we are seeing an improvement in transaction activity as the economy appears to recover, and regions outside of the U.S. and Europe have also been positive contributors to our current year growth.

As our team of investment banking professionals expands and continues to gain traction, we expect our global collaboration will deepen and continue to resonate with clients. Our current conversations with clients remain robust, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Revenues	$170,041	$150,676	13%	$515,448	$408,765	26%
Expenses:
Compensation and benefits	99,694	88,046	13%	302,228	240,912	25%
Non-compensation expenses	30,468	22,516	35%	87,599	68,289	28%
Total operating expenses	130,162	110,562	18%	389,827	309,201	26%
Operating income (loss)	39,879	40,114	-1%	125,621	99,564	26%
Other income and (expenses)	14,955	187	N/M	32,888	391	N/M
Income (loss) from equity method investments	2,791	1,562	79%	4,565	3,897	17%
Income (loss) before income taxes	57,625	41,863	38%	163,074	103,852	57%
Provision for income taxes	14,354	6,550	119%	30,900	16,715	85%
Net income (loss)	$43,271	$35,313	23%	$132,174	$87,137	52%

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

Three Months Ended September 30, 2017 versus 2016

Revenues were $170.0 million for the three months ended September 30, 2017 as compared with $150.7 million for the same period in 2016, representing an increase of 13%. The increase in revenues was primarily driven by higher average fees per completed transaction.

For the three months ended September 30, 2017 and 2016 we earned revenues from 121 and 151 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 40 clients from 49 clients for the same period of 2016.

Nine Months Ended September 30, 2017 versus 2016

Revenues were $515.4 million for the nine months ended September 30, 2017 as compared with $408.8 million for the same period in 2016, representing an increase of 26%. The increase in revenues was primarily driven by increased completed transactions and higher average fees per completed transaction.

For the nine months ended September 30, 2017 and 2016 we earned revenues from 251 and 246 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 131 clients from 120 clients for the same period of 2016.

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Expenses:
Compensation and benefits	$99,694	$88,046	13%	$302,228	$240,912	25%
% of revenues	59%	58%		59%	59%
Non-compensation expenses	$30,468	$22,516	35%	$87,599	$68,289	28%
% of revenues	18%	15%		17%	17%
Total operating expenses	$130,162	$110,562	18%	$389,827	$309,201	26%
% of revenues	77%	73%		76%	76%

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

Three Months Ended September 30, 2017 versus 2016

Operating expenses were $130.2 million for the three months ended September 30, 2017 and represented 77% of revenues, compared with $110.6 million for the same period in 2016 which represented 73% of revenues. The increase in operating expenses was primarily driven by increased headcount and transaction related charges associated with an increase in revenues.

Nine Months Ended September 30, 2017 versus 2016

Operating expenses were $389.8 million for the nine months ended September 30, 2017 and represented 76% of revenues, compared with $309.2 million for the same period in 2016 which represented 76% of revenues. The increase in operating expenses was primarily driven by increased compensation and non-compensation expenses in-line with the growth in revenues and higher equity amortization as compared to the prior year.

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

Three Months Ended September 30, 2017 versus 2016

For the three months ended September 30, 2017, compensation‑related expenses of $99.7 million which represented 59% of revenues, compared with $88.0 million of compensation-related expenses which represented 58% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenue during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $66.4 million and $57.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $33.3 million and $31.0 million for the three months ended September 30, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Nine Months Ended September 30, 2017 versus 2016

For the nine months ended September 30, 2017, compensation related expenses of $302.2 million which represented 59% of revenues, compared with $240.9 million which also represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenue during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $196.6 million and $173.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $105.6 million and $67.9 million for the nine months ended September 30, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

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

Three Months Ended September 30, 2017 versus 2016

For the three months ended September 30, 2017, non‑compensation expenses of $30.5 million represented 18% of revenues, compared with $22.5 million which represented 15% of revenues in the prior year period. The increase in non-compensation expense is primarily due to increased travel and related expenses and professional fees, most of which are related to greater transaction related charges and increased business development activities.

Nine Months Ended September 30, 2017 versus 2016

For the nine months ended September 30, 2017, non-compensation expenses of $87.6 million represented 17% of revenues, compared with $68.3 million which represented 17% of revenues in the prior year period. Non-compensation increased in line with revenues year over year. The increase in non-compensation expense was primarily related to increased professional fees, and travel and related expenses, most of which are related to greater transaction related charges and increased business development activities.

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

Moelis Australia

On April 1, 2010, we entered into a joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for a 50% interest in the venture. The remaining 50% was owned by an Australian trust established by and for the benefit of Australian executives. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited. As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and the Company recognized a gain of approximately $15.2 million recorded in other income and expenses on the condensed consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2.4 million in income (loss) from equity method investments. On September 13, 2017, Moelis Australia completed an offering of 11,940,000 shares and the Company recognized a gain of $14.4 million on the dilution in ownership which was recorded in other income and expenses on the condensed consolidated statement of operations. See Note 4 of the condensed consolidated financial statements included in this Form 10-Q for further information.

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

Three Months Ended September 30, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $2.8 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $4.6 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Three and Nine Months Ended September 30, 2016

Income (loss) from equity method investments related to our investment in an entity which invests in funds was income of nil and $1.7 million for the three and nine months ended September 30, 2016, respectively.

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

Three Months Ended September 30, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $14.4 million and 25% and $6.6 million and 16% for the three months ended September 30, 2017 and 2016, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The increase in the overall effective tax rate is primarily attributable to the increase in the allocable share of earnings subject to corporate income tax rate as a result of the follow-on offerings in January and July 2017, partially offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

Nine Months Ended September 30, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $30.9 million and 19% and $16.7 million and 16% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the overall effective tax rate is primarily attributable to the increase in the allocable share of earnings subject to corporate income tax rate as a result of the follow-on offerings in January and July 2017, partially offset by the recognition of excess tax benefits from equity-based compensation as a component of income tax expense under ASU 2016-09.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had cash equivalents of $68.3 million and $246.9 million as of September 30, 2017 and December 31, 2016, respectively, invested in U.S. Treasury instruments, government debt securities and government securities money market funds. Additionally, the Company had cash of $59.3 million and $72.0 million as of September 30, 2017 and December 31, 2016, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold government debt securities and U.S. treasury instruments that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. The Company held $116.1 million and $33.0 million of government debt securities including the U.S. Treasury instruments classified as investments as of September 30, 2017 and December 31, 2016, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2017 and December 31, 2016 accounts receivable were $50.5 million and $23.2 million, respectively, net of allowances of $1.5 million and $0.5 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million unsecured revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2017, the Company had no borrowings under the credit facility.

As of September 30, 2017, the Company’s available credit under this facility was $33.7 million as a result of the issuance of an aggregate amount of $6.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

A quarterly dividend of $0.37 per share was declared on July 24, 2017 which was paid on August 17, 2017 to shareholders of record on August 3, 2017. In addition, a quarterly dividend of $0.37 per share was declared on October 24, 2017. During the nine months ended September 30, 2017 the Company paid aggregate dividends of $3.36 per share, which included special dividends of $1.25 and $1.00 per share and three regular quarterly dividends of $0.37 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of September 30, 2017 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Nine Months Ended
	September 30,
($ in thousands)	2017	2016
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$132,174	$87,137
Non-cash charges	58,280	53,668
Other operating activities	(55,170)	(46,890)
Total operating activities	135,284	93,915
Investing Activities	(87,347)	1,471
Financing Activities	(241,806)	(138,372)
Effect of exchange rate changes	2,543	(2,425)
Net increase (decrease) in cash	(191,326)	(45,411)
Cash and cash equivalents, beginning of period	318,926	248,022
Cash and cash equivalents, end of period	$127,600	$202,611

Nine months ended September 30, 2017

Cash and cash equivalents were $127.6 million at September 30, 2017, a decrease of $191.3 million from $318.9 million of cash and cash equivalents at December 31, 2016. Operating activities resulted in a net inflow of $135.3 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $87.3 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $241.8 million primarily related to the payment of dividends and tax distributions.

Nine months ended September 30, 2016

Cash and cash equivalents were $202.6 million at September 30, 2016, a decrease of $45.4 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $93.9 million primarily attributable to cash collected from clients during the period, partially offset by discretionary bonuses earned in 2015 and paid in 2016. Investing activities resulted in a net inflow of $1.5 million primarily attributable to proceeds from the sale of investments partially offset by the purchase of investments. Financing activities resulted in a net outflow of $138.4 million primarily related to the payment of dividend and tax distributions.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2017:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,898 of committed sublease income)	$70,137	$4,875	$35,944	$16,111	$13,207
Amount due pursuant to Tax Receivable Agreement	314,747	5,384	25,723	31,640	252,000
Total	$384,884	$10,259	$61,667	$47,751	$265,207

As of September 30, 2017, the Company has a total payable of $314.7 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. A payment of $5,032 was made during the first quarter of 2017, due pursuant to the tax receivable agreement.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2017 and 2016, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a gain of $1.0 million and a loss of $0.7 million, respectively, and a gain of $2.4 million and a loss of $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2017 and 2016, no such amounts were recorded.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("SEC") as supplemented by the additional risk factor described in Part II Item 1A, “Risk Factors – We will cease to be an emerging growth company at the end of fiscal year 2017” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
July 1 - July 31	9,373	$40.30	$—	$20.0	million
Aug 1 - Aug 31	2,551	38.30	—	20.0	million
Sept 1 - Sept 30	2,236	40.54	—	20.0	million
Total	14,160	$39.98	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of November, 2017.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer