Form 10-K
period 2017-12-31
Moelis & Co
filed 2018-02-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2017 was $1,000 million.

As of February 14, 2018, there were 33,525,277 shares of Class A common stock, par value $0.01 per share, and 19,912,230 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Moelis & Company was founded in 2007 by veteran investment bankers to create a global independent investment bank that offers multi disciplinary solutions and exceptional transaction execution combined with the highest standard of confidentiality and discretion. We create lasting client relationships by providing focused innovative advice through a highly collaborative and global approach not limited to specific products or access to particular regions. Our compensation model fosters our holistic approach to clients by emphasizing quality of advice and is not a commission based structure where employees are compensated on a defined percentage of the revenues they generate. We believe our discretionary approach to compensation leads to exceptional advice, strong client impact and enhanced internal collaboration.

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with over 500 advisory professionals, including 124 Managing Directors, based in 19 geographical locations around the world. We have demonstrated strong financial performance, achieving revenues of $685 million in 2017, our tenth full year of operations, and have advised on over $2 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With 19 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Since our founding, we have rapidly scaled our global platform, as we believe clients value our ability to be relevant in their local market as well as to provide valuable global insights.

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

Moelis & Company’s shareholder defense team provides corporate boards with effective solutions to a broad range of contested shareholder situations. We draw from decades of experience working with both public companies, boards and management to advise clients across every industry, at every stage of an activist campaign; from privately engaging with shareholders to stave off a formal campaign, to defending the company’s interests in a proxy fight or hostile media campaign.

For our clients in financial distress, we partner senior recapitalization and restructuring professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, almost 60% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We understand that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective from all constituents. We understand that in distressed situations, many creditors become temporary equityholders of businesses, and we help these clients realize value which leads to further M&A activity for us.

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

Our Key Competitive Strengths

With 19 geographical locations around the world, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions:  We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 19 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 124 global Managing Directors, which include 69 former sector and product heads from major investment banks. We reinforce our model with a discretionary incentive compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank:  Since our inception in 2007, we have achieved rapid growth, earning revenues of $685 million in 2017. In our early years, we took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire talent. We currently have 19 offices globally with 754 employees, including 124 Managing Directors who have on average over 20 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline:  We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring as the markets and compensation levels have stabilized. We are also highly focused on growing our Managing Directors through internal promotions, adding to our talent base with individuals that are engrained in our culture and have proven track records on our platform. Currently, almost 30% of our Managing Directors have been internally promoted. We believe our investment in talent at the junior level creates a self-sustaining pool of Managing Director talent, which in turn helps us manage our growth profitably and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Significant Organic Growth Opportunities:  We have made significant investments in our intellectual capital with the hiring or promotion of almost 70 Managing Directors in the last five years. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, which has resulted in the hiring of over 400 analysts from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform:  Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful client concentration, with our top 10 transactions representing less than 20% of our revenues in 2017. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

We recruit our junior bankers from the world’s leading undergraduate and graduate programs. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 400 analysts from these undergraduate programs. We devote significant time and resources to training and mentoring our employees and have implemented a generalist program in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2017, we had 749 employees globally, including 512 advisory professionals and 118 Managing Directors.

Moelis Australia

In 2009, we opened our sixth global office in Sydney to provide investment banking services in Australia and expand our coverage of the Asia Pacific region. Following the establishment of this office and the hiring of what we believed to be a strong executive team, we entered into a 50%-50% joint venture with Moelis Australia Holdings PTY Limited on April 1, 2010 (“Moelis Australia”). Moelis Australia operates a financial advisory services business, an equity capital markets and research, sales and trading business covering Australian public equity securities and asset management businesses.

On April 10, 2017, Moelis Australia consummated its initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). We continue to hold our original position of 50 million shares of MOE; however, as a result of the initial public offering and subsequent follow-on offerings, the Company’s ownership interest has been diluted to less than 50%. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement for Moelis Australia to continue to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company consistent with the manner in which Moelis Australia and the Company have partnered together since 2010.

As of December 31, 2017, Moelis Australia had 90 employees, including 76 revenue producing professionals and 21 Managing Directors.

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

Alfaro, Dávila y Scherer, S.C.

Effective September 2, 2016, we entered into a strategic alliance with Alfaro, Dávila y Scherer, S.C. (“ADS”), the leading independent strategic and financial advisory firm in Mexico, to provide advisory services to our global client base with a focus on cross-border transactions. We expect ADS’s successful track record of developing long-term relationships and advising multinational corporations and privately held companies in strategic transactions will be beneficial to our global clients looking to expand into Mexico or for Mexican corporates eager to grow internationally.  With this strategic alliance, coupled with our office in Brazil, Moelis & Company has a presence in the two largest markets in Latin America.

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

Yvonne Greenstreet,

Executive Vice President and Chief Operating Officer of Alnylam Pharmaceuticals, a leading RNAi therapeutics company, Former Senior Vice President and Head of Medicines Development, Pfizer Inc.

Kenneth L. Shropshire

Adidas Distinguished Professor of Global Sport and CEO of Global Sport Institute at Arizona State University, David W. Hauck Professor Emeritus, Wharton School, University of Pennsylvania and Former Faculty Director of Wharton Sports Business Initiative

Other Executive Officers

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2017).

Certain Managing Director and Other Employees[1]
Public Stockholders
Certain Former Group LP and Old Holdings Unitholders[4]
Certain Pre-IPO Group LP Unitholders
Moelis & Company Partner Holdings LP[2]
Class A Common Stock 13% Voting Interest
Class A Common Stock 1% Voting Interest
Exchangeable Class A Partnership Units Non-Voting 5% Economic Interest
Class B Common Stock 86% Voting Interest
Moelis & Company
Exchangeable Class A Partnership Units Non-Voting 35% Economic Interest
Class A Partnership Units Non-Voting 60% Economic Interest[3]
100% Equity Interest
Moelis & Company Group GP LLC
Sole General Partner
Moelis & Company Group LP
Operating Entities

1. Includes certain current and former Managing Directors and employees of the Company.
2. Mr. Moelis controls the managing member of Partner Holdings. See "-- Rights of Partner Holdings and Stockholders Agreement."
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

Group LP Class A partnership units and Moelis & Company Class A common stock held by our Managing Directors (including through Partner Holdings) are subject to lock‑up agreements for four years from the date of our initial public offering. After this period, Group LP Class A partnership units held by a Managing Director will become exchangeable into Class A common stock or cash as described above and Moelis & Company Class A common stock held by a Managing Director will become transferable, in each case in three equal installments on each of the fourth, fifth and sixth anniversary of our initial public offering. In connection with the follow-on offerings of Class A common stock in January and July of 2017, the number of Group LP Class A partnership units subject to lock-up decreased and is currently 19,842,414 units. Approximately 1%, 40% and 59% of the outstanding Group LP Class A partnership units held by our managing directors will become transferable on the fourth, fifth and sixth anniversary of our initial public offering, respectively. If a Managing Director terminates his or her employment with the Company prior to the end of the lock‑up period, the Company will be entitled to extend the lock‑up period until up to the tenth anniversary of our initial public offering. We may waive the transfer and exchange restrictions set forth in the Group LP amended and restated limited partnership agreement, including in connection with an offering of shares of our Class A common stock by our Managing Directors. In addition, these restrictions cease to apply upon the death or termination of employment by us due to disability of the applicable Managing Director with respect to such Managing Director’s Group LP Class A partnership units.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2017 and 2016 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 4, 2018 and January 3, 2017, respectively.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. We had 175 clients and 167 clients paying fees equal to or greater than $1 million in 2017 and 2016, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

In the case of joint ventures and strategic investments, such as Moelis Australia, we are subject to additional risks and uncertainties relating to governance and controls, in that we may be dependent upon personnel, controls and systems, including management of the business by third parties, and subject to, liability, losses or reputational damage relating to such personnel, controls and systems and the management decisions of third parties that are not under our control. Moelis Australia is a public company listed on the Australian Securities Exchange and the value of the shares held by us at any given time are subject to fluctuation as a result of their performance and prevailing market and business conditions. These fluctuations in value may be material.

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

In 2017, we earned approximately 22% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

A change in relevant income tax laws, regulations, or treaties, or an adverse interpretation of these items by tax authorities, could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated statements of financial condition.

As part of the process of preparing our consolidated statements of financial condition, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations, and treaties. These laws, regulations, and treaties are complex, and the manner in which they apply to our facts and circumstance is sometimes open to interpretation. We believe our application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations, or treaties enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.

We will be required to pay our Managing Directors for certain tax benefits we may claim as a result of the tax basis step‑up we receive in connection with follow-on offerings and related transactions. In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

Group LP Class A partnership units may be exchanged for shares of Class A common stock. On the date of our initial public offering in April 2014, we were treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the then existing unitholders which resulted in an increase in the tax basis of the assets of Group LP that otherwise would not have been available. The exchange and purchases of Class A partnership units in Group LP in connection with the initial public offering and additional follow-on offerings, may also result in increases in the tax basis of the assets of Group LP that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.

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

The use of the “Moelis” brand name by either Old Holdings and its subsidiaries or Moelis Australia may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

Old Holdings and Moelis Australia operate as separate legal entities. We have licensed to Old Holdings and its subsidiaries the use of the “Moelis” brand name for certain purposes, including in connection with asset management activities. We have licensed to Moelis Australia the use of the “Moelis” brand name in connection with its financial advisory services business, an equity capital markets and research, sales and trading business covering Australian public equity securities and asset management businesses. As Old Holdings and its subsidiaries and Moelis Australia historically have and will continue to use the “Moelis” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if any of Old Holdings, its subsidiaries or Moelis Australia, among other things, have engaged, or in the future were to engage in poor business practices, or were to experience adverse results or otherwise damage the reputational value of the “Moelis” brand name. These risks could adversely affect our revenue and our business prospects.

Risks Related to Our Class A Common Stock

Control by Mr. Moelis of the voting power in Moelis & Company may give rise to actual or perceived conflicts of interests.

Moelis & Company is controlled by Mr. Moelis, through his control of Partner Holdings. Mr. Moelis’ interests may differ from those of other stockholders. As of December 31, 2017, Mr. Moelis controls approximately 86% of the voting interest in Moelis & Company primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has a majority of the voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, he has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of Moelis & Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of Moelis & Company. Mr. Moelis’ voting control could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Mr. Moelis over us, our agreements entered into with him prior to or in connection with our initial public offering may not have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

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

As a publicly traded company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of Sarbanes‑Oxley, which requires, beginning with the filing of our second annual report with the SEC, annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S‑3 Registration No. 333‑203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 14, 2018, we had outstanding 33,525,277 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, holders of a significant amounts of Group LP Class A partnership units may elect to exchange their units and they may receive shares of our Class A common stock. Further, restrictions on sales of certain shares of Class A common stock by certain of our pre‑IPO equityholders expired on April 22, 2015, and such shares are now eligible for resale from time to time, and employees who have received shares of Class A common stock upon settlement of restricted stock units are currently able to sell such shares, subject to any blackout periods we impose on employees and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2015, we entered into an agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), our strategic alliance partner, to permit SMBC, subject to the terms of the Group LP limited partnership agreement, to exchange half of its Group LP Class A partnership units (1,280,054 units) into Moelis & Company Class A common stock on or after July 1, 2015 and the remaining 50% (1,280,053 units) on or after April 22, 2016. Existing Group LP Class A partnership unitholders (including certain Managing Directors) owned, as of February 14, 2018, an aggregate of 22,472,337 Class A partnership units. Our amended and restated certificate of incorporation allows the exchange of Class A partnership units in Group LP (other than those held by us) for shares of our Class A common stock on a one‑for‑one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Further, Partner Holdings held 19,912,230 shares of our Class B common stock, which will be convertible into 11,016 shares of our Class A common stock. Shares of Class A common stock (including those issuable upon exchange of Group LP partnership units) that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale from time to time, subject to certain contractual restrictions and to restrictions under the Securities Act.

The general partner of Group LP (“General Partner”) has determined that certain holders of Group LP Class A partnership units will be eligible to exchange on a one‑for‑one basis for our Class A common stock in May 2018, subject to the General Partner’s discretion to postpone or cancel the redemption date. The number of units eligible for exchange on such date is up to 2,629,923 units, 2,560,107 of which are Group LP partnership units held by SMBC. Holders who elect to exchange may choose to sell or hold the Class A common stock. Units eligible for exchange exclude 19,842,414 units held by Managing Directors that they received as Managing Directors which units remain subject to lock‑up provisions in three installments (which were equal installments at the time of our initial public offering) through each of the fourth, fifth and sixth anniversary of our initial public offering. In connection with the follow-on offerings of Class A common stock in January and July of 2017, the number of Group LP Class A partnership units subject to lock-up decreased and is currently 19,842,414 units. Approximately 1%, 40% and 59% of the outstanding Group LP Class A partnership units held by our managing directors will become transferable on the fourth, fifth and sixth anniversary of our initial public offering, respectively. The General Partner intends to establish redemption dates from time to time in the ordinary course in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates.

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

On February 6, 2018, the Board of Directors of Moelis & Company declared a special dividend of $1.50 per share in addition to a regular quarterly dividend of $0.47 per share. The $1.97 per share will be paid on March 7, 2018 to Class A common stockholders of record on February 20, 2018. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 2.       Properties

Our principal executive offices are located in leased office space at 399 Park Avenue, 5th Floor, New York,

New York 10022. We lease the space for our offices in Beijing, Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Melbourne, Mumbai, Paris, San Francisco, São Paulo, Sydney and Washington DC. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “MC.” There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during fiscal 2017 and 2016.

	Year Ended December 31, 2017
	Sales Price		Dividends per share
	High	Low	of common stock
First quarter	$38.70	$33.60	$0.37
Second quarter	$38.90	$34.85	$1.37
Third quarter	$43.80	$38.30	$0.37
Fourth quarter	$49.80	$41.60	$0.37

	Year Ended December 31, 2016
	Sales Price		Dividends per share
	High	Low	of common stock
First quarter	$28.55	$23.64	$1.10
Second quarter	$28.87	$22.02	$0.30
Third quarter	$27.10	$22.25	$0.32
Fourth quarter	$35.35	$24.05	$1.57

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company has increased the quarterly dividend at least annually. The initial quarterly dividend declared in 2014 was $0.20 per share, and the Company most recently declared a quarterly dividend of $0.47 per share in February of 2018.

As of February 14, 2018, there were approximately 101 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from April 15, 2014 through December 31, 2017, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in our initial public offering of Class A common stock on April 15, 2014, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2017

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2017. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
October 1 - October 31	36,540	$42.57	$—	$20.0	million
November 1 - November 30	12,088	47.45	—	20.0	million
December 1 - December 31	6,188	48.00	—	20.0	million
Total	54,816	$44.26	$—	$20.0	million

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

The selected historical financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included this Form 10‑K.

We derived the selected historical financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated and combined financial statements which are not included in this Form 10‑K.

	Year Ended December 31,
($ in thousands, except per share data)	2017(1)	2016(2)	2015(3)	2014(4)	2013
Statement of Operations Data
Revenues	$684,615	$613,373	$551,863	$518,750	$411,386
Expenses:
Compensation and benefits	401,384	360,893	311,224	377,219	264,944
Non-compensation expenses	118,949	91,391	103,136	93,787	76,333
Total operating expenses	520,333	452,284	414,360	471,006	341,277
Operating income (loss)	164,282	161,089	137,503	47,744	70,109
Other income and expenses	177,728	509	2,085	736	(771)
Income (loss) from equity method investments	8,341	5,076	4,476	(2,185)	3,681
Income (loss) before income taxes	350,351	166,674	144,064	46,295	73,019
Provision for income taxes	223,827	24,809	23,847	13,740	2,794
Net income (loss)	$126,524	$141,865	$120,217	$32,555	$70,225
Net income (loss) attributable to noncontrolling interest	97,124	103,478	87,113	35,567
Net income (loss) attributable to Moelis & Company	$29,400	$38,387	$33,104	$(3,012)
Weighted-average shares of Class A common stock outstanding
Basic	30,597,058	20,933,757	20,021,652	15,911,819
Diluted	37,675,511	24,242,302	21,362,571	15,911,819
Net income (loss) attributable to holders of shares of Class A common stock per share
Basic	$0.96	$1.83	$1.65	$(0.19)
Diluted	$0.78	$1.58	$1.55	$(0.19)
Dividends declared per share of Class A common stock	$2.48	$3.29	$1.00	$1.40
Statement of Financial Condition Data (period end)
Total assets	$699,068	$598,800	$539,461	$464,249	$443,463
Total liabilities	354,812	347,359	282,043	289,864	134,093
Equity	344,256	251,441	257,418	174,385	309,370
Other Data and Metrics
Bankers at period-end	512	446	462	381	317
Managing Directors at period-end	118	102	105	94	86
Number of fee-paying clients	311	305	269	256	263
Number of fee-paying clients ≥ $1M	175	167	139	130	109
% of total revenue from top 10 transactions	18%	20%	25%	23%	23%

(1)

Results of operations for the year ended December 31, 2017 include approximately $4.2 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO. In addition, other income and expenses includes a gain of approximately $134.7 million from the reduction in liability pursuant to the tax receivable agreement, and provision for income taxes includes expense of approximately $181.0 million principally from the re-measurement of the Company’s net deferred tax assets, both in connection with the Tax Cuts and Jobs Act enacted on December 22, 2017. Other income and expenses also includes $41.7 million of gains from Moelis Australia’s IPO in April 2017 and subsequent share issuances through the remainder of the year.

(2)

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

(4)

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

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. Actual results and the timing of events may differ significantly from those expressed or implied in such forward‑looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Special Note Regarding Forward‑Looking Statements” and elsewhere in this Form 10‑K.

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

We have added Managing Directors to expand our sector expertise, and currently provide capabilities across all major industries including Consumer, Retail & Restaurants; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. In addition, we hired professionals to broaden our global reach and opened a network of offices, expanding into London in 2008, Sydney in 2009, Dubai in 2010, Hong Kong and Beijing in 2011, Frankfurt, Mumbai and Paris in 2012 and Melbourne and São Paulo in 2014. In regions where it made more sense to establish a partnership rather than build from the ground up, we entered into strategic alliances, including in Japan with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. in 2012 and in Mexico with Alfaro, Dávila y Scherer, S.C. (“ADS”) in 2016. We also added regional capabilities in the U.S., opening offices in Boston in 2007, Chicago in 2008, Houston and San Francisco in 2011 and Washington DC in 2014. We have developed additional areas of advisory expertise to complement our strong M&A capabilities and to meet the changing needs of our clients. Our early investment in recapitalization and restructuring talent in mid-2008 positioned us to capitalize on the significant increase in restructuring volume during the global financial crisis. In 2009, we added expertise in advising clients on capital markets matters and advising financial institutions on complex risk exposures. In 2014, we added capabilities to provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our ability to provide services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2017, we served our clients globally with 512 advisory bankers. We continued to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions in 2017 and 2016 referenced throughout this Form 10-K was obtained from Thomson Financial as of January 4, 2018 and January 3, 2017, respectively.

For the year ended December 31, 2017, we earned revenues of $684.6 million, or an increase of 12% from the $613.4 million earned during the same period in 2016. This compares favorably with a 1% decrease in the number of global completed M&A transactions greater than $100 million in the same period. The increase in revenues was primarily driven by growth in M&A where we saw a larger number of completions and earned higher average fees, as well as increased Capital Markets Advisory activity.

In the U.S., which has been a particularly strong driver of our revenues, we are witnessing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. We believe U.S. tax reform will also fuel this trend as companies generate significantly more cash flow to support strategic M&A. In addition, based on historical experience, we believe the current economic backdrop (already high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. In Europe, we continue to see an improvement in transaction activity.

As our team of investment banking professionals expands and continues to gain traction, we expect our global collaboration will deepen and continue to resonate with clients. Our current conversations with clients remain robust, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Variance
($ in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues	$684,615	$613,373	$551,863	12%	11%
Expenses:
Compensation and benefits	401,384	360,893	311,224	11%	16%
Non-compensation expenses	118,949	91,391	103,136	30%	-11%
Total operating expenses	520,333	452,284	414,360	15%	9%
Operating income (loss)	164,282	161,089	137,503	2%	17%
Other income and (expenses)	177,728	509	2,085	N/M	-76%
Income (loss) from equity method investments	8,341	5,076	4,476	64%	13%
Income (loss) before income taxes	350,351	166,674	144,064	N/M	16%
Provision for income taxes	223,827	24,809	23,847	N/M	4%
Net income (loss)	$126,524	$141,865	$120,217	N/M	18%

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

Year Ended December 31, 2017 versus 2016

Revenues were $684.6 million for the year ended December 31, 2017 compared with $613.4 million for the same period in 2016, representing an increase of 12%. This compares favorably with a 1% decrease in the number of globally completed M&A transactions greater than $100 million in the same period. The increase in revenues was primarily driven by growth in M&A where we saw a larger number of completions and earned higher average fees, as well as increased Capital Markets Advisory activity.

The number of clients we advised increased year‑over‑year from 305 clients in 2016 to 311 clients in 2017, and the number of clients who paid fees equal to or greater than $1 million increased from 167 clients in 2016 to 175 clients in 2017.

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

The number of clients we advised increased year over year from 269 clients in 2015 to 305 clients in 2016, and the number of clients who paid fees equal to or greater than $1 million increased from 139 clients in 2015 to 167 clients in 2016.

Operating Expenses

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements by our clients:

	Year Ended December 31,			Variance
($ in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Expenses:
Compensation and benefits	$401,384	$360,893	$311,224	11%	16%
% of revenues	59%	59%	56%
Non-compensation expenses	$118,949	$91,391	$103,136	30%	-11%
% of revenues	17%	15%	19%
Total operating expenses	$520,333	$452,284	$414,360	15%	9%
% of revenues	76%	74%	75%

Our operating expenses are classified as compensation and benefits expenses and non‑compensation expenses, and headcount is the primary driver of the level of our expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non‑compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses. Expenses are recorded on the consolidated statements of operations, net of any expenses reimbursed by clients.

Year Ended December 31, 2017 versus 2016

Operating expenses were $520.3 million for the year ended December 31, 2017 and represented 76% of revenues, compared with $452.3 million for the same period in 2016 which represented 74% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and increased non-compensation expense primarily due to business development and transaction related charges.

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

Year Ended December 31, 2017 versus 2016

For the year ended December 31, 2017, compensation‑related expenses of $401.4 million represented 59% of revenues, compared with $360.9 million which represented 59% of revenues in the prior year. The increase in compensation expenses was primarily driven by greater revenue and equity amortization during 2017 as compared with 2016.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $259.2 million and $232.9 million for the years ended December 31, 2017 and 2016, respectively. The increase in fixed compensation expense relates to an increase in headcount (which drives salaries and benefits) and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $142.2 million and $128.0 million for the years ended December 31, 2017 and 2016, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Year Ended December 31, 2016 versus 2015

For the year ended December 31, 2016, compensation related expenses of $360.9 million represented 59% of revenues, compared with $311.2 million of compensation related expenses which represented 56% of revenues in the prior year. The increase in expenses primarily relates to a combination of greater revenue and increased equity amortization during 2016 as compared with 2015.

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

Historically, our non compensation expenses associated with business development have increased as we have increased headcount and the related non compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Year Ended December 31, 2017 versus 2016

Non‑compensation expenses were $118.9 million in the year ended December 31, 2017, representing 17% of revenues, compared with $91.4 million, or 15% in the prior year. The increase in non-compensation expense was primarily related to increased travel and related expenses and professional fees, most of which are related to greater transaction related charges and increased business development activities.

Year Ended December 31, 2016 versus 2015

Non compensation expenses were $91.4 million in the year ended December 31, 2016, representing 15% of revenues, down from $103.1 million, or 19% in the prior year. The decrease in non compensation expenses was primarily driven by reduced professional fees due to lower consulting and recruiting fees, lower other expenses and increased collections of reimbursable expenses.

Income (Loss) From Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards.

Moelis Australia

On April 1, 2010, we entered into a joint venture in Moelis Australia, investing a combination of cash and certain net assets in exchange for a 50% interest in the venture. The remaining 50% was owned by an Australian trust established by and for the benefit of Australian executives. Moelis Australia’s business is offering advisory services as well as equity capital markets and research business, sales and trading business covering Australian public equity securities and an asset management business. Advisory fees are generally recognized at key transaction milestones, so the revenues earned by Moelis Australia can vary significantly period to period. Moelis Australia has offices in Sydney and Melbourne.

On April 10, 2017, Moelis Australia consummated their initial public offering and became listed on the Australian Securities Exchange (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15.2 million recorded in other income and expenses on the consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2.4 million in income (loss) from equity method investments. See Note 4 of the consolidated financial statements included in this Form 10-K for further information.

On September 13, 2017 and October 30, 2017, Moelis Australia completed offerings of 11,940,000 and 10,060,000 shares of common stock, respectively, to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $14.4 million and $9.7 million, respectively, recorded in other income on the consolidated statement of operations. Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $2.4 million, recorded in other income and expenses on the consolidated statement of operations.

Year Ended December 31, 2017 versus 2016

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia, was income of $8.4 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively.

Year Ended December 31, 2016 versus 2015

Income (loss) from equity method investments related to our share of gains and losses of the Moelis Australia, was income of $3.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

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

Years Ended December 31, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $223.8 million and 64% and $24.8 million and 15% for the years ended December 31, 2017 and 2016, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The increase in the effective tax rate is primarily attributable to the impact of the re-measurement of the Company’s net deferred tax assets principally in connection with the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the U.S. corporate federal tax rate for future years. In relation to the re-measurement, the Company recorded a provisional net decrease in its deferred tax assets of $181.0 million. The Company’s liability pursuant to the Tax Receivable Agreement was also re-measured and the estimated impact of $134.7 million was recorded as a component of other income. The increase in the overall effective tax rate is also a function of the increase in the allocable share of earnings subject to corporate income tax rate primarily as a result of the Company’s follow-on offerings in January and July of 2017 which involved Group LP Class A partnership units being exchanged for common stock, partially offset by the recognition of excess tax benefits from equity-based compensation pursuant to ASU 2016-09. See Note 7 of the consolidated financial statements for further discussion.

Years Ended December 31, 2016 versus 2015

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2017 and December 31, 2016, the Company had cash equivalents of $127.2 million and $246.9 million, respectively, invested in U.S. Treasury instruments, government debt securities, and government securities money market. Additionally, as of December 31, 2017 and December 31, 2016, the Company had cash of $86.0 million and $72.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. The Company held $95.8 million and $33.0 million of government debt securities classified as investments as of December 31, 2017 and 2016, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2017 and 2016 accounts receivable were $56.7 million and $23.2 million, respectively, net of allowances of $1.4 million and $0.5 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2017, the Company had no borrowings under the credit facility.

As of December 31, 2017, the Company’s available credit under this facility was $34.7 million as a result of the issuance of an aggregate amount of $5.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

On February 6, 2018, the Board of Directors of Moelis & Company declared a special dividend of $1.50 per share in addition to a regular quarterly dividend of $0.47 per share. The $1.97 per share will be paid on March 7, 2018 to Class A common stockholders of record on February 20, 2018. During the year ended December 31, 2017, the Company paid aggregate dividends of $3.73 per share which included special dividends of $1.25 and $1.00 per share and four regular quarterly dividends of $0.37 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the consolidated financial statements as of December 31, 2017 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$126,524	$141,865	$120,217
Non-cash charges	116,682	76,070	46,839
Other operating activities	(10,023)	13,639	(24,292)
Total operating activities	233,183	231,574	142,764
Investing Activities	(69,427)	1,436	(1,740)
Financing Activities	(272,512)	(158,017)	(90,202)
Effect of exchange rate changes	3,021	(4,089)	(744)
Net increase (decrease) in cash	(105,735)	70,904	50,078
Cash and cash equivalents, beginning of period	318,926	248,022	197,944
Cash and cash equivalents, end of period	$213,191	$318,926	$248,022

Year Ended December 31, 2017

Cash and cash equivalents were $213.2 million at December 31, 2017, a decrease of $105.7 million from $318.9 million of cash and cash equivalents at December 31, 2016. Operating activities resulted in a net inflow of $233.2 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $69.4 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $272.5 million primarily related to the payment of dividends and tax distributions.

Year Ended December 31, 2016

Cash and cash equivalents were $318.9 million at December 31, 2016, an increase of $70.9 million from $248.0 million of cash and cash equivalents at December 31, 2015. Operating activities resulted in a net inflow of $231.6 million primarily attributable to net income and the impact of non‑cash equity‑based compensation charges on net income. Investing activities resulted in a net inflow of $1.4 million primarily attributable to the net proceeds from sales of investments, partially offset by the purchase of fixed assets. Financing activities resulted in a net outflow of $158.0 million primarily related to dividends and distributions to shareholders and partners.

Year Ended December 31, 2015

Cash and cash equivalents were $248.0 million at December 31, 2015, an increase of $50.1 million from $197.9 million of cash and cash equivalents at December 31, 2014. Operating activities resulted in a net inflow of $142.8 million primarily attributable to net income and the impact of non‑cash equity‑based compensation charges on net income. Investing activities resulted in a net outflow of $1.7 million primarily attributable to the purchase of fixed assets, offset by net proceeds from sales of investments. Financing activities resulted in a net outflow of $90.2 million primarily related to dividends and distributions to shareholders and partners.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2017:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,945 of committed sublease income)	$71,080	$19,207	$31,040	$12,560	$8,273
Amount due pursuant to Tax Receivable Agreement	177,148	10,959	19,632	20,756	125,801
Total	$248,228	$30,166	$50,672	$33,316	$134,074

As of December 31, 2017, the Company has a total payable of $177.1 million due pursuant to the tax receivable agreement in the consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. Payments of $10.4 million were made during 2017 pursuant to the tax receivable agreement.

Off‑Balance Sheet Arrangements

We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under “Contractual Obligations” above.

Market Risk and Credit Risk

Our business is not capital‑intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash and Short‑Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, U.S. government agency debt securities and U.S. Treasury instruments. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2017, 2016 and 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income was a gain of $2.3 million, a loss of $1.5 million and a gain of $0.1 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees and retainers are recognized over the estimated period during which the related services are to be performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are recorded on the consolidated financial statements, net of client reimbursements.

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

Equity‑based Compensation

The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms.

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

Equity Method Investments

The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities, but has the ability to exercise significant influence. The amounts recorded on the consolidated financial statements of financial condition reflects the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated and statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia Limited under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2017, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2017, 2016 and 2015, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 3—Recent Accounting Pronouncements, of the consolidated financial statements included in this Form 10‑K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, and the related notes and schedule, of the Company, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements and financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2018

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$213,191	$318,926
Restricted cash	703	659
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,433 and $475 as of December 31, 2017 and December 31, 2016, respectively	56,725	23,158
Other receivables	4,868	7,293
Total receivables	61,593	30,451
Deferred compensation	8,848	8,701
Investments at fair value (cost basis $96,351 and $33,593 as of December 31, 2017 and December 31, 2016, respectively)	96,108	33,383
Equity method investments	58,848	20,873
Equipment and leasehold improvements, net	10,458	8,397
Deferred tax asset	234,000	167,791
Prepaid expenses and other assets	15,319	9,619
Total assets	$699,068	$598,800
Liabilities and Equity
Compensation payable	$145,152	$131,591
Accounts payable and accrued expenses	18,323	14,326
Dividends payable	—	68,066
Amount due pursuant to tax receivable agreement	177,148	120,936
Deferred revenue	4,948	2,971
Other liabilities	9,241	9,469
Total liabilities	354,812	347,359
Commitments and Contingencies (See Note 13)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 34,163,042 issued and 33,455,626 outstanding at December 31, 2017; 1,000,000,000 authorized, 20,948,998 issued and 20,561,108 outstanding at December 31, 2016)	342	210
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 19,912,230 issued and outstanding at December 31, 2017; 1,000,000,000 authorized, 31,138,193 issued and outstanding at December 31, 2016)	199	311
Treasury stock, at cost; 707,416 and 387,890 shares as of December 31, 2017 and December 31, 2016, respectively	(23,188)	(10,930)
Additional paid-in-capital	487,163	291,026
Retained earnings (accumulated deficit)	(139,918)	(68,229)
Accumulated other comprehensive income (loss)	352	(543)
Total Moelis & Company equity	324,950	211,845
Noncontrolling interests	19,306	39,596
Total equity	344,256	251,441
Total liabilities and equity	$699,068	$598,800

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$684,615	$613,373	$551,863
Expenses
Compensation and benefits	401,384	360,893	311,224
Occupancy	17,101	18,696	15,063
Professional fees	19,954	12,574	20,911
Communication, technology and information services	25,173	22,025	18,263
Travel and related expenses	30,634	20,570	24,329
Depreciation and amortization	3,544	3,183	2,635
Other expenses	22,543	14,343	21,935
Total expenses	520,333	452,284	414,360
Operating income (loss)	164,282	161,089	137,503
Other income and (expenses)	177,728	509	2,085
Income (loss) from equity method investments	8,341	5,076	4,476
Income (loss) before income taxes	350,351	166,674	144,064
Provision for income taxes	223,827	24,809	23,847
Net income (loss)	126,524	141,865	120,217
Net income (loss) attributable to noncontrolling interests	97,124	103,478	87,113
Net income (loss) attributable to Moelis & Company	$29,400	$38,387	$33,104
Weighted-average shares of Class A common stock outstanding
Basic	30,597,058	20,933,757	20,021,652
Diluted	37,675,511	24,242,302	21,362,571
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.96	$1.83	$1.65
Diluted	$0.78	$1.58	$1.55

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$126,524	$141,865	$120,217
Unrealized gain (loss) on investments	(465)	(249)	—
Foreign currency translation adjustment, net of tax	2,292	(1,485)	99
Other comprehensive income (loss)	1,827	(1,734)	99
Comprehensive income (loss)	128,351	140,131	120,316
Less: Comprehensive income attributable to noncontrolling interests	98,056	102,395	87,189
Comprehensive income (loss) attributable to Moelis & Company	$30,295	$37,736	$33,127

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$126,524	$141,865	$120,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,895	(277)	1,213
Depreciation and amortization	3,544	3,183	2,635
(Income) loss from equity method investments	(8,341)	(5,076)	(4,476)
Equity-based compensation	96,295	77,050	46,131
Deferred tax provision	191,697	(1,014)	796
Gain on equity method investment	(41,652)	—	—
Gain on remeasurement of amount due pursuant to tax receivable agreement	(134,665)	—	—
Other	6,909	2,204	540
Changes in assets and liabilities:
Accounts receivable	(35,607)	5,536	(7,993)
Other receivables	2,220	3,562	(5,448)
Prepaid expenses and other assets	(5,388)	1,872	(4,704)
Deferred compensation	(61)	167	(3,420)
Compensation payable	11,853	10,739	(10,618)
Accounts payable and accrued expenses	3,611	(6,219)	1,751
Deferred revenue	1,975	(4,018)	1,855
Dividends received	11,672	1,416	4,415
Other liabilities	(298)	584	(130)
Net cash provided by (used in) operating activities	233,183	231,574	142,764
Cash flows from investing activities
Purchase of investments	(179,807)	(120,906)	(157,981)
Proceeds from sales of investments	115,640	126,000	160,001
Return of capital from equity method investments	—	11	254
Note payments received from employees	781	—	—
Notes issued to employees	(400)	(852)	—
Purchase of equipment and leasehold improvements	(5,647)	(2,870)	(3,996)
Change in restricted cash	6	53	(18)
Net cash provided by (used in) investing activities	(69,427)	1,436	(1,740)
Cash flows from financing activities
Dividends and distributions	(255,694)	(154,703)	(80,909)
Payments under tax receivable agreement	(10,386)	—	(1,587)
Proceeds from exercise of stock options	6,055	—	—
Payments to settle employee tax obligations on share-based awards	(12,258)	(3,314)	(7,616)
Class A partnership units and other equity purchased	(229)	—	(90)
Net cash provided by (used in) financing activities	(272,512)	(158,017)	(90,202)
Effect of exchange rate fluctuations on cash and cash equivalents	3,021	(4,089)	(744)
Net increase (decrease) in cash and cash equivalents	(105,735)	70,904	50,078
Cash and cash equivalents, beginning of period	318,926	248,022	197,944
Cash and cash equivalents, end of period	$213,191	$318,926	$248,022
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$31,837	$28,613	$26,000
Dividends paid, declared in the prior year	$68,066	$—	$—
Other non-cash activity
Dividend equivalents issued	$24,657	$23,367	$4,130
Dividend declared not paid	$—	$68,066	$—
Class A Partnership Units or other equity converted into Class A Common Stock	$55,901	$835	$4,726
Non-cash settlement of accounts receivable	$—	$—	$635
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$658	$—	$—
Forfeiture of fully-vested Group LP units or other equity units	$36	$83	$1,075

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2015	19,770,893	31,621,542	—	$198	$316	$—	$136,896	$(24,118)	$85	$61,008	$174,385
Net income (loss)	—	—	—	—	—	—	—	33,104	—	87,113	120,217
Equity-based compensation	134,228	(5,412)	—	1	—	—	42,400	—	—	3,730	46,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	23	76	99
Dividends declared ($1.00 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,130	(24,324)	—	(60,715)	(80,909)
Treasury stock purchases	—	—	(263,622)	—	—	(7,616)	—	—	—	—	(7,616)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	631,619	(343,857)	—	6	(4)	—	5,727	—	—	(1,093)	4,636
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	428	—	—	—	428
Other	—	(43,037)	—	—	—	—	1,122	—	—	(1,075)	47
Balance as of December 31, 2015	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	38,387	—	103,478	141,865
Equity-based compensation	308,720	(2,132)	—	4	—	—	73,914	—	—	3,132	77,050
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(651)	(1,083)	(1,734)
Dividends declared ($3.29 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	23,367	(91,278)	—	(154,858)	(222,769)
Treasury stock purchases	—	—	(124,268)	—	—	(3,314)	—	—	—	—	(3,314)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	103,538	(88,911)	—	1	(1)	—	952	—	—	(117)	835
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(62)	—	—	—	(62)
Other	—	—	—	—	—	—	2,152	—	—	—	2,152
Balance as of December 31, 2016	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	210	311	(10,930)	295,881	(72,426)	(543)	39,596	252,099
Net income (loss)	—	—	—	—	—	—	—	29,400	—	97,124	126,524
Equity-based compensation	1,708,826	—	—	17	—	—	94,141	—	—	2,137	96,295
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	895	932	1,827
Dividends declared ($2.48 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	24,657	(96,892)	—	(115,393)	(187,628)
Treasury Stock Purchases	—	—	(319,526)	—	—	(12,258)	—	—	—	—	(12,258)
Exercise of Stock options	279,277	—	—	3	—	—	6,052	—	—	—	6,055
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	11,226,067	(11,225,963)	—	112	(112)	—	60,762	—	—	(5,090)	55,672
Equity-based payments to non-employees	—	—	—	—	—	—	5,615	—	—	—	5,615
Other	(126)	—	—	—	—	—	55	—	—	—	55
Balance as of December 31, 2017	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256

See notes to the consolidated financial statements.

Moelis & Company

Notes to the Consolidated Financial Statements

(dollars in thousands)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Moelis & Company and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) is a leading global investment bank incorporated in Delaware. Prior to the Company’s IPO, the business operated as a Delaware limited partnership that commenced operations during 2007. Following the IPO, the operations are owned by Moelis & Company Group LP (“Group LP”), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. Moelis & Company’s shareholders are entitled to receive a portion of Group LP’s economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units.

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

Basis of Presentation—The consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

•

Moelis & Company LLC (“Moelis U.S.”), a Delaware limited liability company, a registered broker‑dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

•	Moelis & Company International Holdings LLC (“Moelis International”), a Delaware limited liability company, owns the following entities and investments:

•

Moelis & Company UK LLP (“Moelis UK”), a limited liability partnership registered under the laws of England and Wales. In addition to the United Kingdom, Moelis UK maintains operations through the following branches:

•	Moelis & Company UK LLP, French Branch (French branch)

•	Moelis & Company Europe Limited, Frankfurt am Main Branch (German branch)

•	Moelis & Company UK LLP, DIFC Branch (Dubai branch)

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

•	Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

•	Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.

•	An equity method investment in Moelis Australia Limited (“Moelis Australia”), a public company listed on the Australian Securities Exchange.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the combined operations, assets and liabilities of the Company.

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

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for doubtful accounts;

•	the measurement and realization of deferred taxes;

•	the measurement of amount due pursuant to the tax receivable agreement;

•	the measurement and vesting of equity‑based compensation; and

•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

Cash and Cash Equivalents—Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

As of December 31, 2017, the Company had cash equivalents of $127,159 (December 31, 2016: $246,933) invested primarily in government securities money markets, government debt securities and U.S. Treasury instruments. Additionally, as of December 31, 2017, the Company had cash of $86,032 (December 31, 2016: $71,993) maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits).

Restricted Cash—As of December 31, 2017, the Company held cash of $703 (December 31, 2016: $659) in restricted collateral deposits primarily held by certain non‑U.S. subsidiaries.

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

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the consolidated financial statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia Limited follows local accounting principles under Australian Accounting Standards.

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

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated statements of financial condition and any gain or loss is reflected in the consolidated statements of operations.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement –In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP. These increases in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

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

In connection with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the U.S. corporate federal tax rate for future years, the Company re-measured its net deferred tax assets and its liability pursuant to the tax receivable agreement to reflect the impact of the lower enacted tax rate. See Note 7 for further discussion.

Revenue and Expense Recognition—The Company recognizes revenues from providing advisory services when earned and collection is reasonably assured. Upfront fees are recognized over the estimated period that the related services are performed. Transaction‑related fees are recognized when all services for a transaction have been provided, specified conditions have been met and the transaction closes. Underwriting revenues are recognized when the offering is deemed complete and is presented net of related expenses. Deferred revenues are recorded for fees received that have not yet been earned. Expenses are reflected on the consolidated statements of operations, net of client reimbursements. Reimbursable expenses billed to clients totaled $15,431, $16,369 and $13,678 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2017, 2016 and 2015, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2017, 2016 and 2015, no such amounts were recorded.

Prior to January 1, 2017, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in APIC and any tax deficiencies were either offset against APIC, or were recognized in the income statement under certain conditions. Under ASU 2016-09, all excess tax benefits and deficiencies are recognized as income tax benefits or expenses in the consolidated statement of operations prospectively.

Under ASU 2016-09, the Company is now required to present excess tax benefits and detriments as an operating activity in the same manner as other cash flows related to income taxes rather than as a financing activity. The Company adopted these changes retrospectively, and prior year excess tax benefits are now reflected in changes in prepaid expenses and other assets within the consolidated statement of cash flows.

Foreign Currency Translation—Assets and liabilities held in non‑U.S. dollar denominated currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non‑U.S. currency is designated the functional currency of the subsidiary. Non‑functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires a company to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for services provided. The amendment requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which provides amendments that defer the effective date of ASU 2014-09 by one year. The amendments in this update are effective either retrospectively to each prior reporting period presented, or as a cumulative effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will affect the timing of revenue recognition and the presentation of reimbursable expenses billed to clients in our consolidated statements of operations. Specifically, revenue and deal-related expenses for the majority of engagements will be recognized over time and reimbursed expenses will be presented gross in revenues and expenses. In addition, underwriting revenues, which are currently disclosed net of expenses, will be reported gross in our consolidated statements of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018, with a cumulative-effect adjustment to retained earnings for the unrealized gains and losses within accumulated other comprehensive income related to equity investments. The adoption of ASU 2016-01 is not anticipated to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, the Company has determined it will record right-to-use assets and liabilities measured at the present value of reasonably certain lease payments on our consolidated statements of financial condition. We do not anticipate any material changes to our consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides more standardized guidance to improve consistency surrounding the classification of certain cash payments and receipts between the operating, investing, and financing sections of the statement of cash flows. These transactions include the settlement of certain debt instruments, distributions received from equity-method investees and other transactions. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 on January 1, 2018. The primary impact of ASU 2016-15 is selecting one of two acceptable accounting treatments for distributions received from equity method investments. The Company currently follows the nature of distribution approach, therefore, we do not anticipate the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 provides clearer guidance related to current and deferred income taxes driven by intra-entity asset transfers. Specifically, this ASU states that an entity should recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur whereas in the past, certain entities did not recognize these impacts until the asset was sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-16 on January 1, 2018, and it is not anticipated to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows—Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that entities include a reconciliation of changes in restricted cash in their cash flow statement. This will standardize the diversity in practice where some entities included such balances in their statement, while others omitted them. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018, and it is not anticipated to have a material impact on the Company’s disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation” (“ASU 2017-09”). ASU 2017-09 provides greater clarity on issues regarding accounting for changes in terms or conditions of share-based payment awards. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018, and it is not anticipated to have a material impact on the Company’s consolidated financial statements.

4.    EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50‑50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

On April 10, 2017, Moelis Australia consummated their initial public offering and became listed on the Australian Securities Exchange (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15,170, recorded in other income and expenses on the consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement for Moelis Australia to continue to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company consistent with the manner in which Moelis Australia and the Company have partnered together since 2010. Also, in connection with the offering and new shareholders agreement, the Company and Moelis Australia terminated a put option enabling the key senior Australian executive to sell his shares held in Moelis Australia back to the Company, and a call option held by the Company to purchase additional shares in Moelis Australia. On March 20, 2017, Moelis Australia declared a dividend, of which the Company received $11,672 on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $11,672.

On September 13, 2017 and October 30, 2017, Moelis Australia completed offerings of 11,940,000 and 10,060,000 shares of common stock, respectively, to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $14,429 and $9,680, respectively, recorded in other income on the consolidated statement of operations. Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $2,372, recorded in other income and expenses on the consolidated statement of operations.

Summary financial information related to Moelis Australia is as follows:

	Year Ended December 31,
	2017	2016	2015
Total revenues	$83,602	$41,292	$31,076
Total expenses	(62,187)	(34,526)	(30,460)
Net Income (loss)	$21,415	$6,766	$616

Moelis & Company's Income (loss) from equity method investment	$8,366	$3,383	$308

	December 31,	December 31,
	2017	2016
Total assets	$222,514	$53,004
Total liabilities	(54,100)	(29,408)
Net equity	$168,414	$23,596

As of December 31, 2017, 2016 and 2015, the Company’s ownership interest in Moelis Australia was approximately 33%, 50% and 50%, respectively.

Other Equity Method Investment

In June 2014, the Company made an investment of $265 into a general partner entity which invests third‑party funds and is controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on its consolidated financial statements. For the years ended December 31, 2016 and 2015, $1,693 and $4,168 of income was recorded on this investment, respectively.

During the years ended December 31, 2016 and 2015, the Company received cash distributions from this entity in the amounts of $1,427 and $4,669, respectively. The investment was substantially liquidated during 2016.

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2017	2016
Office equipment	$9,639	$12,489
Furniture and fixtures	3,424	3,255
Leasehold improvements	11,324	8,151
Total	24,387	23,895
Less accumulated depreciation and amortization	(13,929)	(15,498)
Equipment and leasehold improvements, net	$10,458	$8,397

Depreciation and amortization expenses for fixed assets totaled $3,544, $3,183 and $2,635 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of December 31, 2017 and 2016 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury Bills with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

In 2015 the Company received convertible notes as compensation for its services and classified this investment as available-for-sale. In July 2016, the issuer of the convertible notes consummated its initial public offering and the notes converted into common stock of the issuer at a discounted conversion rate equal to the principal value of the notes plus accrued interest. The common stock is classified as available-for-sale and the subsequent measurement of its fair value is recorded based upon the quoted price in its active market. Unrealized changes in fair value are reflected in other comprehensive income in the consolidated financial statements.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government debt securities (1)	$41,086	$—	$41,086	$—
U.S. treasury instruments	39,978	—	39,978	—
Government securities money market	46,095	—	46,095	—
Investments
Government debt securities (1)	39,910	—	39,910	—
U.S. treasury instruments	55,935	7,943	47,992	—
Common stock	263	263	—	—
Total financial assets	$223,267	$8,206	$215,061	$—

(1)	Consists of municipal bonds, agency bonds and agency discount notes.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury bills	$44,999	$—	$44,999	$—
Government securities money market	201,934	—	201,934	—
Investments
U.S. treasury bills	32,995	—	32,995	—
Common stock	388	388	—	—
Total financial assets	$280,316	$388	$279,928	$—

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred. The changes to the Company’s investments classified as level 3 are as follows for the year ended December 31, 2016.

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

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the twelve months ended December 31, 2017 and 2016, there were $47,992 and $0 transfers from level 1 to level 2 related to U.S. Treasury instruments acquired on-the-run that as of the reporting period became off-the-run, respectively.

7.    INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2017	2016	2015
U.S.	$279,038	$172,401	$140,477
Non-U.S.	71,313	(5,727)	3,587
Income (loss) before income taxes	$350,351	$166,674	$144,064

The current and deferred components of the income tax provision for the years ended December 31, 2017, 2016, and 2015 are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$19,923	$22,178	$14,483
State and Local	4,556	5,361	4,254
Foreign	7,651	(1,716)	4,314
	$32,130	$25,823	$23,051
Deferred income taxes:
Federal	$192,102	$(848)	$774
State and Local	1,538	(207)	(29)
Foreign	(1,943)	41	51
Total	$223,827	$24,809	$23,847

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2017	2016	2015
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to state and local taxes	2.7%	2.3%	2.2%
Rate benefit as a U.S. limited partnership/flow through	-10.1%	-21.8%	-22.1%
Estimated re-measurement impact primarily related to the Tax Act	51.7%	0.0%	0.0%
Other income from reduction of amount due pursuant to tax receivable agreement in connection with the Tax Act	-14.6%	0.0%	0.0%
Excess tax benefit from equity compensation delivery	-1.7%	0.0%	0.0%
Foreign taxes	0.7%	-0.9%	1.8%
Other	0.2%	0.3%	-0.3%
Effective income tax rate	63.9%	14.9%	16.6%

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

	For the Year Ended December 31,
	2017	2016
Net operating loss	$7,685	$5,988
Step-up in tax basis in Group LP assets	208,799	143,630
Deferred Compensation	28,043	21,132
Accrued expenses and other	292	3,995
	244,819	174,745
Valuation allowance on NOL and other	(10,819)	(6,954)
Net deferred tax asset	$234,000	$167,791

The Company recorded an increase in the net deferred tax asset of $66,209 for the year ended December 31, 2017, which was primarily attributable to the step-up in tax basis in Group LP assets resulting principally from the redemption of Class A partnership units in connection with the follow-on offerings in January and July 2017 and an increase in deferred compensation, partially offset by the amortization of tax basis in the Group LP assets, the vesting and delivery of equity-based compensation awards in 2017, and the re-measurement of the Company’s net deferred tax assets primarily in connection with the Tax Cuts and Jobs Act, which is described in greater detail below. The estimated impact of such re-measurement is $181,023, which includes adjustments to deferred assets primarily relating to the step-up in tax basis in Group LP assets related to the prior partnership unit exchanges and offerings, and deferred compensation. After the re-measurement, approximately $195,516 of the deferred tax asset related to step-up in tax basis in Group LP assets is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $166,189) of the estimated tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. This amount, together with approximately $10,959 of estimated payments due within the twelve months, comprises our total tax receivable agreement obligation of $177,148 at the end of 2017. The remaining tax benefit is retained by the Company.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the tax legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete or a reasonable estimate if such accounting is incomplete.

In connection with the Company’s initial analysis of the impact of the Tax Act, which reduced the U.S. federal corporate tax rate for future years, the Company re-measured its deferred tax assets and liabilities to the lower enacted tax rate and recorded a provisional net decrease in its deferred tax assets described above, with a corresponding net adjustment to the deferred income tax expense for the year ended December 31, 2017. The liability pursuant to the Company’s tax receivable agreement was also re-measured, which resulted in an estimated reduction of liability of $134,721, which was recorded as a component of other income. See the section in Note 2 regarding the Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement for more detail. The impact of the Tax Act may differ from the estimated amounts recorded due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Act.

As of December 31, 2017, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $29,871 for which it has recorded a deferred tax asset of $7,685. Approximately $26,915 of the operating losses (or $6,725 of the deferred tax asset) has an indefinite life and $2,956 of the operating losses (or $960 of the deferred tax asset) will expire on dates between 2019 and 2026. At December 31, 2017, the Company’s management concluded that a valuation allowance should be established with regard to the tax benefits associated with most foreign net operating losses, as it is more likely than not that these losses will not be fully utilized in future years.

Foreign withholding taxes are not provided for on the undistributed earnings of foreign subsidiaries that are essentially permanent in nature. There were no significant untaxed foreign earnings at December 31, 2017, 2016 and 2015.

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

The Company is subject to taxation in certain U.S., state, local, and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2016, 2015, and 2014 are generally subject to examination by the tax authorities. As of December 31, 2017, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2017, 2016 and 2015.

8.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the year ended December 31, 2017, 2016 and 2015 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2017	2016		2015
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$29,400		$38,387		$33,104
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$29,400		$38,387		$33,104
Denominator:
Weighted average shares of Class A common stock outstanding—basic		30,597,058		20,933,757		20,021,652
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	7,078,453	(b)	3,308,545	(b)	1,340,919
Weighted average shares of Class A common stock outstanding—diluted		37,675,511		24,242,302		21,362,571
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.96		$1.83		$1.65
Diluted		$0.78		$1.58		$1.55

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 63,647,961 shares for the year ended December 31, 2017, 58,061,255 shares for the year ended December 31, 2016 and 55,481,167 shares for the year ended December 31, 2015. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2017, 2016 and 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the years ended December 31, 2017, 2016 and 2015, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 6,137 units for the year ended December 31, 2017, 16 units for the year ended December 31, 2016 and 1,380 units for the year ended December 31, 2015.

9.  EQUITY‑BASED COMPENSATION

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of December 31, 2017, partners held 22,472,337 Group LP partnership units, 423,439 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $2,137, $3,132 and $3,730 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $1,373 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted‑average period of 0.8 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of December 31, 2017, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses of $91,598, $70,303 and $38,295, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2017, 2016 and 2015.

	Restricted Stock & RSUs
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,504,190	$26.70	5,123,481	$28.67	2,473,624	$25.86
Granted	3,348,651	37.40	4,197,742	24.11	2,906,452	31.24
Forfeited	(87,615)	30.59	(75,159)	26.04	(81,560)	28.90
Vested	(2,407,227)	27.10	(741,874)	28.42	(175,035)	29.44
Unvested Balance at December 31,	9,357,999	$30.15	8,504,190	$26.70	5,123,481	$28.67

As of December 31, 2017, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $98,719. The weighted‑average period over which this compensation expense is expected to be recognized at December 31, 2017 is 1.5 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $4.05, in aggregate, through December 31, 2017. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $4.05 from $25.00 per share to $20.95 per share.

The following table summarizes activity related to stock options for the year ended December 31, 2017, 2016 and 2015.

	Stock Options Outstanding
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,822,728	$20.95	3,081,203	$20.95	3,296,906	$20.95
Grants	—	—	—	—	—	—
Exercises	(279,277)	20.95	—	—	(3,500)	20.95
Forfeitures or expirations	(107,219)	20.95	(258,475)	20.95	(212,203)	20.95
Outstanding at December 31,	2,436,232	$20.95	2,822,728	$20.95	3,081,203	$20.95

For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses of $2,560, $3,615, and $4,106 respectively, in relation to these stock options. As of December 31, 2017, the total compensation expense related to unvested stock options not yet recognized was $2,974. The weighted-average period over which this compensation expense is expected to be recognized is 1.1 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

10.  STOCKHOLDERS EQUITY

Class A Common Stock

IPO and Reorganization

In April 2014, the Company issued 15,263,653 shares of Class A common stock in connection with the IPO and reorganization.

Follow-on Offerings

Since its IPO, the Company has conducted several offerings of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The details of these offerings are displayed below. The Company did not retain any proceeds from the sale of its Class A common stock.

	Total Shares	Total Increase in
Date of Offering	Offered	Shares Outstanding
November, 2014	6,325,000	4,511,058
January, 2017	5,750,000	5,356,876
July, 2017	6,000,000	5,680,903
Total	18,075,000	15,548,837

As of December 31, 2017, 34,163,042 shares of Class A common stock were issued and 33,455,626 shares were outstanding. As of December 31, 2016, 20,948,998 shares of Class A common stock were issued and 20,561,108 shares were outstanding. The increase in shares of Class A common stock was due primarily to the IPO and offering transactions described above.

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

As of December 31, 2017 and 2016, 19,912,230 and 31,138,193 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions described above.

Treasury Stock

During the years ended December 31, 2017 and 2016, the Company repurchased 319,526 and 124,268 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $12,258 and $3,314, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2017 and 2016.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2017 and 2016, partners held 22,472,337 and 33,698,300 Group LP partnership units, respectively, representing a 40% and 62% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 33,455,626 shares of Class A common stock outstanding at December 31, 2017 represents the controlling interest.

11.  RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the years ended December 31, 2017, 2016, and 2015, the Company incurred $1,872, $1,248 and $1,248 in aircraft lease costs to be paid to Manager, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of December 31, 2017, there were $552 of unsecured promissory notes from employees held by the Company (December 31, 2016: $922). Any outstanding balances are reflected in other receivables on the consolidated statements of financial condition. The notes held as of December 31, 2017 and 2016 bear a fixed interest rate of 4.00%. During the years ended December 31, 2017, 2016 and 2015, the Company received $781, $0 and $0, respectively, of principal repayments and recognized interest income of $27, $25 and $5, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $1,118, $1,283 and $1,698 for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of December 31, 2017 and 2016, there were no balances due from Moelis Asset Management LP.

Moelis Australia—As of December 31, 2017 and 2016, the Company had a net balance due from Moelis Australia of $128 and a net balance due to Moelis Australia of $38, respectively, which are reflected in other receivables on the consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Other Equity Method Investment—In June of 2014, the Company made an investment of $265 into an entity controlled by a related party, Moelis Asset Management LP. The Company has determined that it should account for this investment as an equity method investment on the consolidated financial statements. For the years ended December 31, 2016 and 2015, income of $1,693 and $4,168 was recorded on this investment, respectively, and the Company received cash distributions from this entity in the amounts of $1,427 and $4,669, respectively. The investment was substantially liquidated during the year ended December 31, 2016.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $1,240, $7,281 and $5,780 for the years ended December 31, 2017, 2016 and 2015, respectively.

12.  REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2017, Moelis U.S. had net capital of $29,259, which was $29,009 in excess of its required net capital. At December 31, 2016, Moelis U.S. had net capital of $76,871 which was $76,621 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At December 31, 2017, the aggregate regulatory net capital of Moelis UK was $50,498 which exceeded the minimum requirement by $50,439. At December 31, 2016, the aggregate regulatory net capital of Moelis UK was $8,827, which exceeded the minimum requirement by $8,774.

13.  COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. As of December 31, 2017, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2017 and 2016, the Company had no borrowings under the credit facility.

As of December 31, 2017, the Company’s available credit under this facility was $34,723 as a result of the issuance of an aggregate amount of $5,277 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $15,102, $15,856 and $12,942 for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period, for the years ended December 31, 2017 and 2016 was $213 and $1,741, respectively.

The future minimum rental payments required under the operating leases in place at December 31, 2017 are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2018	$19,621	$(414)	$19,207
2019	19,624	(564)	19,060
2020	12,883	(903)	11,980
2021	7,405	(903)	6,502
2022	6,961	(903)	6,058
Thereafter	10,531	(2,258)	8,273
Total	$77,025	$(5,945)	$71,080

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

14.  EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015, in the amounts of $2,264, $1,971 and $1,779, respectively.

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

There were no clients that accounted for more than 10% of revenues for the years ended December 31, 2017, 2016 and 2015. Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Year Ended December 31,
	2017	2016	2015
Revenues:
United States	$535,985	$516,688	$443,998
Europe	111,088	54,332	88,063
Rest of World	37,542	42,353	19,802
Total	$684,615	$613,373	$551,863

	December 31,	December 31,
	2017	2016
Assets:
United States	$519,933	$506,748
Europe	83,834	31,341
Rest of World	95,301	60,711
Total	$699,068	$598,800

16.  SUBSEQUENT EVENTS

On February 6, 2018, the Board of Directors of Moelis & Company declared a special dividend of $1.50 per share in addition to a quarterly dividend of $0.47 per share. The $1.97 per share will be paid on March 7, 2018 to Class A common stockholders of record on February 20, 2018.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2017	2017	2017	2017
Revenues	$173,258	$172,149	$170,041	$169,167
Total operating expenses	130,224	129,441	130,162	130,506
Operating income (loss)	$43,034	$42,708	$39,879	$38,661
Net income (loss)	$39,379	$49,524	$43,271	$(5,650)

Less: net income (loss) attributable to noncontrolling interests	24,101	29,794	24,066	19,163
Net income (loss) attributable to Moelis & Company	$15,278	$19,730	$19,205	$(24,813)
Net income per share of common stock:
Basic	$0.58	$0.70	$0.59	$(0.72)
Diluted	$0.46	$0.57	$0.48	$(0.72)
Dividends declared per share of common stock	$0.37	$1.37	$0.37	$0.37

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2016	2016	2016	2016
Revenues	$126,364	$131,725	$150,676	$204,608
Total operating expenses	97,473	101,166	110,562	143,083
Operating income (loss)	$28,891	$30,559	$40,114	$61,525
Net income (loss)	$25,619	$26,205	$35,313	$54,728

Less: net income (loss) attributable to noncontrolling interests	18,649	19,312	25,824	39,693
Net income (loss) attributable to Moelis & Company	$6,970	$6,893	$9,489	$15,035
Net income per share of common stock:
Basic	$0.34	$0.33	$0.45	$0.71
Diluted	$0.31	$0.29	$0.39	$0.58
Dividends declared per share of common stock	$1.10	$0.30	$0.32	$1.57

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2017

(dollars in thousands)

	Allowance for Doubtful
	Accounts(1)
	2017	2016	2015
Balance at beginning of period	$475	$1,149	$1,552
Additions:
Bad debt expense	2,895	(277)	1,213
Deductions:
Charge-offs of uncollectible balances	(1,937)	(397)	(1,616)
Balance at end of period	$1,433	$475	$1,149

(1)	Includes the allowance for doubtful accounts for both accounts receivable and other receivables.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective, at a reasonable assurance level.

The Company’s independent registered public accounting firm has issued its written attestation report on the Company’s internal control over financial reporting, as included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

In April 2014, we entered into a Master Services Agreement with Old Holdings, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Old Holding’s subsidiaries, which was renewed in 2015, 2016 and 2017 for one year terms. On February 28, 2018, we entered into the fourth renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.23.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2018 annual meeting of stockholders (“2018 Proxy Statement”), expected to be held in June 2018, and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
			Number of Shares		Remaining Available
			to be Issued	Weighted Average	for Future Issuance
			Upon Exercise of	Exercise Price of	Under Equity
			Outstanding	Outstanding	Compensation
			Options,	Options,	Plan (Excluding
			Warrants and	Warrants and	Securities Reflected
	Plan Category		Rights(2)	Rights	In First Column)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	12,811,819	$20.95	4,681,784
Equity compensation plans not approved by shareholders	None		—	—	—
Total			12,811,819	$20.95	4,681,784

(1)

Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 9—Equity Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.

(2)	Excludes 22,472,337 Group LP Partnership Units.

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

Item 13.    Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements

The consolidated financial statements required to be filed in the Form 10‑K are listed in Part II, Item 8 hereof.

2.	Financial Data Schedules

See “Index to Consolidated Financial Statements” in this Form 10‑K listed in Part II, Item 8 hereof.

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

Exhibit Number	Description

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

10.12

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.13

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.14

Employment Agreement, dated April 15, 2014, by and among J. Richard Leaman III, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)**

10.15

Aircraft Dry Lease, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.16

Cost Sharing and Operating Agreement, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.17

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.19

Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

Exhibit Number	Description
10.20

Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.21

Master Services Agreement, dated April 25, 2017 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2017)

10.22	Master Services Agreement, dated February 28, 2018 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*     Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**   Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of February, 2018.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 28, 2018
Chris Callesano

/s/ NAVID MAHMOODZADEGAN	Director	February 28, 2018
Navid Mahmoodzadegan

/s/ JEFFREY RAICH	Director	February 28, 2018
Jeffrey Raich

/s/ ERIC CANTOR	Vice Chairman and Director	February 28, 2018
Eric Cantor

/s/ J. RICHARD LEAMAN III	Director	February 28, 2018
J. Richard Leaman III

/s/ JOHN A. ALLISON	Director	February 28, 2018
John A. Allison

/s/ YVONNE GREENSTREET	Director	February 28, 2018
Yvonne Greenstreet

/s/ KENNETH L. SHROPSHIRE	Director	February 28, 2018
Kenneth L. Shropshire