Form 10-Q
period 2018-03-31
Moelis & Co
filed 2018-05-03
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

As of April 19, 2018, there were 40,024,601 shares of Class A common stock, par value $0.01 per share, and 15,222,935 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$130,990	$213,191
Restricted cash	598	703
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $2,122 and $1,433 as of March 31, 2018 and December 31, 2017, respectively	45,260	56,725
Other receivables	15,856	4,868
Total receivables	61,116	61,593
Deferred compensation	11,593	8,848
Investments at fair value (cost basis $28,644 and $96,351 as of March 31, 2018 and December 31, 2017, respectively)	28,186	96,108
Equity method investments	56,999	58,848
Equipment and leasehold improvements, net	10,479	10,458
Deferred tax asset	313,469	234,000
Prepaid expenses and other assets	14,382	15,319
Total assets	$627,812	$699,068
Liabilities and Equity
Compensation payable	$56,257	$145,152
Accounts payable and accrued expenses	16,457	18,323
Amount due pursuant to tax receivable agreement	243,997	177,148
Deferred revenue	2,924	4,948
Other liabilities	8,000	9,241
Total liabilities	327,635	354,812
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 41,080,910 issued and 39,959,167 outstanding at March 31, 2018; 1,000,000,000 authorized, 34,163,042 issued and 33,455,626 outstanding at December 31, 2017)	411	342
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 15,222,935 issued and outstanding at March 31, 2018; 1,000,000,000 authorized, 19,912,230 issued and outstanding at December 31, 2017)	152	199
Treasury stock, at cost; 1,121,743 and 707,416 shares as of March 31, 2018 and December 31, 2017, respectively	(43,977)	(23,188)
Additional paid-in-capital	566,015	487,163
Retained earnings (accumulated deficit)	(194,386)	(139,918)
Accumulated other comprehensive income (loss)	1,738	352
Total Moelis & Company equity	329,953	324,950
Noncontrolling interests	(29,776)	19,306
Total equity	300,177	344,256
Total liabilities and equity	$627,812	$699,068

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues	$219,418	$173,258
Expenses
Compensation and benefits	127,177	101,726
Occupancy	4,583	4,180
Professional fees	5,684	5,241
Communication, technology and information services	7,133	5,471
Travel and related expenses	11,560	6,591
Depreciation and amortization	1,055	857
Other expenses	7,157	6,158
Total expenses	164,349	130,224
Operating income (loss)	55,069	43,034
Other income and (expenses)	587	238
Income (loss) from equity method investments	888	3,104
Income (loss) before income taxes	56,544	46,376
Provision for income taxes	2,563	6,997
Net income (loss)	53,981	39,379
Net income (loss) attributable to noncontrolling interests	20,656	24,101
Net income (loss) attributable to Moelis & Company	$33,325	$15,278
Weighted-average shares of Class A common stock outstanding
Basic	36,169,566	26,160,969
Diluted	44,596,534	32,921,576
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.92	$0.58
Diluted	$0.75	$0.46
Dividends declared per share of Class A common stock	$1.97	$0.37

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$53,981	$39,379
Unrealized gain (loss) on investments	—	(125)
Foreign currency translation adjustment, net of tax	1,679	649
Other comprehensive income (loss)	1,679	524
Comprehensive income (loss)	55,660	39,903
Less: Comprehensive income attributable to noncontrolling interests	21,266	24,379
Comprehensive income (loss) attributable to Moelis & Company	$34,394	$15,524

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$53,981	$39,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	671	379
Depreciation and amortization	1,055	857
(Income) loss from equity method investments	(888)	(3,104)
Equity-based compensation	32,244	25,903
Deferred tax provision	7,302	(106)
Other	2,603	1,831
Changes in assets and liabilities:
Accounts receivable	11,444	(11,707)
Other receivables	(7,435)	2,212
Prepaid expenses and other assets	1,149	(3,737)
Deferred compensation	(2,726)	(1,946)
Compensation payable	(89,487)	(85,706)
Accounts payable and accrued expenses	(1,963)	3,678
Deferred revenue	(2,024)	6,527
Dividends received	2,737	—
Other liabilities	(1,260)	310
Net cash provided by (used in) operating activities	7,403	(25,230)
Cash flows from investing activities
Purchase of investments	(7,972)	(27,955)
Proceeds from sales of investments	75,310	33,000
Note payments received from employees	204	403
Purchase of equipment and leasehold improvements	(1,059)	(1,798)
Net cash provided by (used in) investing activities	66,483	3,650
Cash flows from financing activities
Dividends and distributions	(137,029)	(129,154)
Payments under tax receivable agreement	—	(5,032)
Proceeds from exercise of stock options	365	—
Payments to settle employee tax obligations on share-based awards	(20,789)	(7,534)
Class A partnership units and other equity purchased	(135)	(101)
Net cash provided by (used in) financing activities	(157,588)	(141,821)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,396	771
Net increase (decrease) in cash, cash equivalents, and restricted cash	(82,306)	(162,630)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$131,588	$156,955
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$11,466	$11,369
Dividends paid, declared in the prior year	$—	$68,066
Other non-cash activity
Dividend equivalents issued	$20,379	$3,706
Class A Partnership Units or other equity converted into Class A Common Stock	$20,434	$22,181
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$—	$658
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$3,155	$—
Forfeiture of fully-vested Group LP units or other equity units	$—	$36

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	33,325	—	20,656	53,981
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,069	610	1,679
Equity-based compensation	2,210,079	—	—	22	—	—	31,764	—	—	458	32,244
Equity-based payments to non-employees	—	—	—	—	—	—	2,016	—	—	—	2,016
Dividends declared ($1.97 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,379	(90,631)	—	(66,777)	(137,029)
Treasury Stock Purchases	—	—	(414,327)	—	—	(20,789)	—	—	—	—	(20,789)
Exercise of stock options	18,494	—	—	—	—	—	365	—	—	—	365
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,689,295	(4,689,295)	—	47	(47)	—	24,328	—	—	(4,029)	20,299
Balance as of March 31, 2018	41,080,910	15,222,935	(1,121,743)	$411	$152	$(43,977)	$566,015	$(194,386)	$1,738	$(29,776)	$300,177
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	15,278	—	24,101	39,379
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	246	278	524
Equity-based compensation	886,818	—	—	9	—	—	25,206	—	—	688	25,903
Equity-based payments to non-employees	—	—	—	—	—	—	1,874	—	—	—	1,874
Dividends declared ($0.37 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	3,706	(13,606)	—	(51,188)	(61,088)
Treasury stock purchases	—	—	(205,085)	—	—	(7,534)	—	—	—	—	(7,534)
Issuance of Class A common stock and acquisition of Class B common stock in connection with follow-on offering	5,356,876	(5,356,876)	—	53	(53)	—	28,374	—	—	(6,294)	22,080
Other	—	—	—	—	—	—	(36)	—	—	—	(36)
Balance as of March 31, 2017	27,192,692	25,781,317	(592,975)	$272	$258	$(18,464)	$355,005	$(70,754)	$(297)	$7,181	$273,201

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for doubtful accounts;
•	the measurement and realization of deferred taxes;
•	the measurement of amount due pursuant to tax receivable agreement;
•	the measurement and vesting of equity‑based compensation; and
•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

The Company’s cash is maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in government securities money markets, government debt securities and U.S. Treasury instruments.

Effective January 1, 2018, the Company adopted ASU 2016-18 which requires restricted cash to be included in the beginning and ending balances of cash and cash equivalents within the condensed consolidated statement of cash flows. As a result, the beginning and ending balances of the prior period in the condensed consolidated statement of cash flows has been adjusted to include restricted cash.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2018 and 2017, is presented below.

	March 31,
	2018	2017
Cash	$76,791	$40,184
Cash equivalents	54,199	116,143
Restricted cash	598	628
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$131,588	$156,955

Additionally, as of December 31, 2017, the Company held cash of $86,032 and cash equivalents of $127,159.

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

Effective January 1, 2018, the Company adopted ASU 2016-01 using the modified retrospective approach. As a result, a cumulative adjustment was recorded which decreased retained earnings and increased accumulated other comprehensive income by $317. The adjustment is related to the accumulated unrealized losses in fair value of an equity investment as of December 31, 2017. No prior periods were adjusted as a result of this change in accounting policy. The adoption of ASU 2016-01 requires that changes in fair value of equity investments measured at fair value be recognized in net income prospectively. For each period where a consolidated statement of operations is presented, the Company will disclose the portion of realized and/or unrealized gains and losses related to equity investments held at the reporting date or sold during the period.

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

Revenue and Expense Recognition

Initial Adoption—Effective January 1, 2018, the Company adopted ASU 2014-09 and all related amendments (“Topic 606”) using the modified retrospective method for all contracts. The adoption of the new standard requires the Company to present reimbursable expenses gross in revenues and expenses and to use new revenue recognition patterns as discussed below in the policy. As a result, a cumulative adjustment was recorded which increased the opening balance of other receivables and retained earnings by $3,722 for outstanding reimbursable expenses at December 31, 2017, which would have been recognized as revenues under the new standard. The tax effect of this adjustment decreased retained earnings by $567, resulting in a net increase to the opening balance of retained earnings of $3,155. No prior periods were adjusted as a result of this change in accounting policy.

Impact of Adoption on Year-to-date Results—See below for the impact to our condensed consolidated financial statements from the adoption of Topic 606, as of and for the three months ended March 31, 2018:

	March 31, 2018
	As	Excluding adoption
	reported	of Topic 606	Change
Statement of Financial Condition
Other receivables	$15,856	$12,374	$3,482
Accounts payable and accrued expenses	16,457	15,934	523
Retained earnings (accumulated deficit)	(194,386)	(197,345)	2,959

	For the three months ended March 31, 2018
	As	Excluding adoption
	reported	of Topic 606	Change
Statement of Operations
Revenues	$219,418	$216,230	$3,188

Expenses
Professional fees	5,684	4,890	794
Communication, technology and information services	7,133	6,827	306
Travel and related expenses	11,560	9,571	1,989
Other expenses	7,157	6,818	339

Income (loss) before income taxes	56,544	56,784	(240)

Provision for income taxes	2,563	2,607	(44)

Net income (loss)	$53,981	$54,177	$(196)

Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.92	$0.92	$—
Diluted	$0.75	$0.75	$—

The adoption of Topic 606 is not anticipated to have a material impact to our condensed consolidated financial statements as the vast majority of our revenues are from variable transaction fees which are constrained for recognition until it is probable that a significant revenue reversal will not occur, which is similar to our accounting under the old standard where revenues were primarily recognized upon the completion of our engagements.

The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and the transaction is effectively complete. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of our advisory contracts is less than one year (as allowed per ASC 340-40-25-1). Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing our advisory services and are typically expensed as incurred, except where the transfer and consumption of our services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the condensed consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when it receives fees from clients that have not yet been earned (e.g. an upfront fee) or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2018 and 2017, no such amounts were recorded.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

4. EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50‑50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15,170 during the second quarter of 2017, recorded in other income and expenses on the condensed consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments during the second quarter of 2017. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement for Moelis Australia to continue to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company consistent with the manner in which Moelis Australia and the Company have partnered together since 2010. Also, in connection with the offering and new shareholders agreement, the Company and Moelis Australia terminated a put option enabling the key senior Australian executive to sell his shares held in Moelis Australia back to the Company, and a call option held by the Company to purchase additional shares in Moelis Australia. On March 20, 2017, Moelis Australia declared a dividend, of which the Company received $11,672 on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $11,672 on April 18, 2017.

On September 13, 2017 and October 30, 2017, Moelis Australia completed offerings of 11,940,000 and 10,060,000 shares of common stock, respectively, to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $14,429 and $9,680, during the third and fourth quarter of 2017, respectively, recorded in other income on the condensed and consolidated statement of operations.

Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $2,280 and $92, during the second and third quarter of 2017, respectively, recorded in other income and expenses on the condensed and consolidated statement of operations.

On February 20, 2018, Moelis Australia declared a dividend, of which the Company received $2,737 on March 7, 2018. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,737.

For the three months ended March 31, 2018 and 2017, income from this equity method investment was $888 and $3,112, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2018	2017
Office equipment	$9,694	$9,639
Furniture and fixtures	3,429	3,424
Leasehold improvements	12,215	11,324
Total	25,338	24,387
Less accumulated depreciation and amortization	(14,859)	(13,929)
Equipment and leasehold improvements, net	$10,479	$10,458

Depreciation and amortization expenses for fixed assets totaled $1,055 and $857 for the three months ended March 31, 2018 and 2017, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of March 31, 2018 and December 31, 2017 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of March 31, 2018:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government debt securities (1)	$6,183	$—	$6,183	$—
U.S. treasury instruments	39,905	39,905	—	—
Government securities money market	8,113	—	8,113	—
Investments
Government debt securities (1)	13,549	—	13,549	—
U.S. treasury instruments	14,328	14,328	—	—
Common stock	309	309	—	—
Total financial assets	$82,387	$54,542	$27,845	$—
(1)	Consists of municipal bonds, agency bonds and agency discount notes.

For the three months ended March 31, 2018, unrealized gains of $46 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government debt securities (1)	$41,086	$—	$41,086	$—
U.S. treasury instruments	39,978	—	39,978	—
Government securities money market	46,095	—	46,095
Investments
Government debt securities (1)	39,910	—	39,910	—
U.S. treasury instruments	55,935	7,943	47,992	—
Common stock	263	263	—
Total financial assets	$223,267	$8,206	$215,061	$—

(1)Consists of municipal bonds, agency bonds and agency discount notes

For the three months ended March 31, 2017, unrealized losses of $125 were recognized in unrealized gain loss on investments on the condensed consolidated statement of comprehensive income related to common stock held at the reporting date.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the three months ended March 31, 2018 and 2017, there were no transfers from level 1 to level 2 related to U.S. treasury instruments acquired on-the-run that as of the reporting period became off-the-run.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2018 and 2017 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2018		2017
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$33,325		$15,278
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$33,325		$15,278
Denominator:
Weighted average shares of Class A common stock outstanding—basic	36,169,566		26,160,969
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	8,426,968	(b)	6,760,607	(b)
Weighted average shares of Class A common stock outstanding—diluted	44,596,534		32,921,576
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.92		$0.58
Diluted	$0.75		$0.46

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 66,323,929 and 62,321,050 for the three months ended March 31, 2018 and 2017, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three ended March 31, 2018 and 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)During the three months ended March 31, 2018 and 2017, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended March 31, 2018 and 2017, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 79,217 and 896 units, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of March 31, 2018, partners held 17,783,042 Group LP partnership units, 422,323 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $459 and $688 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $915 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.6 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of March 31, 2018, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended March 31, 2018 and 2017, the Company recognized expense of $31,180 and $24,463, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2018 and 2017.

	Restricted Stock & RSUs
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	9,357,999	$30.15	8,504,190	$26.70
Granted	2,715,840	54.26	2,569,302	37.03
Forfeited	(46,306)	37.41	(29,491)	29.12
Vested	(2,197,193)	32.23	(1,041,696)	26.82
Unvested Balance at March 31,	9,830,340	$36.23	10,002,305	$29.50

As of March 31, 2018, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $191,118. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2018 is 1.9 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $5.55, in aggregate, through March 31, 2018. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $5.55 from $25.00 per share to $19.45 per share.

The following table summarizes activity related to stock options for the three months ended March 31, 2018 and 2017.

	Stock Options Outstanding
	2018		2017
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,436,232	$19.45	2,822,728	$19.45
Grants	—	—	—	—
Exercises	(18,494)	19.45	—	—
Forfeitures or expirations	(12,000)	19.45	(35,500)	19.45
Outstanding at March 31,	2,405,738	$19.45	2,787,228	$19.45

For the three months ended March 31, 2018 and 2017, the Company recognized expenses of $605 and $752, respectively. As of March 31, 2018, the total compensation expense related to unvested stock options not yet recognized was $2,290. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2018 is 0.9 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

	Total Shares	Total Increase in
Date of Offering	Offered	Shares Outstanding
November, 2014	6,325,000	4,511,058
January, 2017	5,750,000	5,356,876
July, 2017	6,000,000	5,680,903
March, 2018	5,000,000	4,689,295
Total	23,075,000	20,238,132

As of March 31, 2018, 41,080,910 shares of Class A common stock were issued and 39,959,167 shares were outstanding, and as of December 31, 2017, 34,163,042 shares of Class A common stock were issued and 33,455,626 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

Class B Common Stock

In conjunction with Moelis & Company’s IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP (“Partner Holdings”) holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1). Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent. Each share of Class B common stock may also be converted to a number of Class A shares at the option of the holder. Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

In connection with each of the Company’s follow-on offerings, the Company purchased shares of Class B common stock from Partner Holdings for cash, or Partner Holdings surrendered shares of Class B common stock for Class A common stock (at a ratio of .00055 to 1) and subsequently cancelled those shares. The Company did not retain any proceeds from the offerings.

	Class B Stock
	Purchased /	Purchase Cost
Date of Offering	Surrendered	(in thousands)
November, 2014	4,507,453	$28
January, 2017	5,356,876	101
July, 2017	5,680,903	128
March, 2018	4,689,295	135
Total	20,234,527	$392

As of March 31, 2018 and December 31, 2017, 15,222,935 and 19,912,230 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2018 and 2017, the Company repurchased 414,327 and 205,085 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $20,789 and $7,534, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2018 and 2017.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2018 and December 31, 2017, partners held 17,783,042 and 22,472,337 Group LP partnership units, respectively, representing a 31% and 40% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 39,959,167 shares of Class A common stock outstanding at March 31, 2018 (33,455,626 as of December 31, 2017), represents the controlling interest.

10. RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended March 31, 2018 and 2017, the Company incurred $468 and $468 in aircraft lease costs to be paid to Manager, respectively. In addition,

Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of March 31, 2018, there were $362 of unsecured promissory notes from employees held by the Company (December 31, 2017: $552). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of March 31, 2018 and December 31, 2017 bear a fixed interest rate of 4.00%. During the three months ended March 31, 2018 and 2017, the Company received $204 and $403 of principal repayments and recognized interest income of $9 and $7, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $157 and $313 for the three months ended March 31, 2018 and 2017, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of March 31, 2018 and December 31, 2017, there were no balances due from Moelis Asset Management LP.

Moelis Australia—As of March 31, 2018 and December 31, 2017, the Company had net balances due from Moelis Australia of $64 and $128, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $1,019 for the three months ended March 31, 2018 and 2017, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2018, Moelis U.S. had net capital of $75,935, which was $75,685 in excess of its required net capital. At December 31, 2017, Moelis U.S. had net capital of $29,259 which was $29,009 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At March 31, 2018, the aggregate regulatory net capital of Moelis UK was $47,530 which exceeded the minimum requirement by $47,468. At December 31, 2017, the aggregate regulatory net capital of Moelis UK was $50,498, which exceeded the minimum requirement by $50,439.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit—In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. As of March 31, 2018, the commitment amount was $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2018 and December 31, 2017, the Company had no borrowings under the credit facility.

As of March 31, 2018, the Company’s available credit under this facility was $34,727 as a result of the issuance of an aggregate amount of $5,273 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2026. The Company incurred expense relating to its operating leases of $3,937 and $3,756 for the three months ended March 31, 2018 and 2017, respectively. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period for the three months ended March 31, 2018 and 2017, was $0 and $150, respectively.

The future minimum rental payments required under the operating leases in place at March 31, 2018, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2018	$14,947	$(352)	$14,595
2019	19,901	(586)	19,315
2020	13,151	(938)	12,213
2021	7,656	(938)	6,718
2022	7,212	(938)	6,274
Thereafter	11,400	(2,344)	9,056
Total	$74,267	$(6,096)	$68,171

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2018 and 2017, in the amounts of $595 and $516, respectively.

14. INCOME TAXES

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which were primarily made up of individual partners prior to the IPO and have historically not been reflected in the condensed consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes and effective tax rate were $2,563 and 5% and $6,997 and 15% for the three months ended March 31, 2018 and 2017, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes.

The Company recorded an increase in the net deferred tax asset of $79,469 for the three months ended March 31, 2018, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the exchange of Class A partnership units in connection with the Company’s follow-on offering in March 2018. Approximately $78,645 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $66,848) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital. The Company also recorded an increase in the deferred tax asset related to deferred equity compensation, which was principally offset by the vesting and delivery of equity awards during the first quarter in 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the tax legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete or a reasonable estimate if such accounting is incomplete. The Company recorded a provisional amount related to its analysis of the impact of the Tax Act in its consolidated statements of financial condition for the year ended December 31, 2017. The impact of the Tax Act may differ from the estimated amounts recorded due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Act. The Company has not yet finalized its analysis and no adjustment to the provisional estimate has been recorded as of March 31, 2018.

15. REVENUES AND BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The vast majority of our advisory revenues are recognized over time, although the recognition of our transaction fees are generally constrained until the engagement is effectively complete.

Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client, the inability of our client to restructure its operations, or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out‑of‑pocket expenses.

We do not allocate our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For example, a restructuring engagement may evolve to require a sale of all or a portion of the client, M&A assignments can develop from relationships established on prior restructuring engagements, and capital markets expertise can be instrumental on both M&A and restructuring assignments.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues in either of the three month periods ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018	2017
Revenues:
United States	$178,682	$138,402
Europe	23,436	22,019
Rest of World	17,300	12,837
Total	$219,418	$173,258

	March 31,	December 31,
	2018	2017
Assets:
United States	$496,043	$519,933
Europe	37,413	83,834
Rest of World	94,356	95,301
Total	$627,812	$699,068

As of March 31, 2018, and December 31, 2017, the Company had deferred revenues of $2.9 million and $4.9 million, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2018, $3.8 million of revenues were recognized from the opening balance of deferred revenues.

Due to the factors that may delay or terminate a transaction (as described above), the Company does not estimate constrained transaction fees for revenue recognition. In accordance with ASC 606-10-50-14A, quantitative disclosures of constrained variable consideration are not provided for remaining performance obligations. In addition, remaining performance obligations related to retainers, upfront fees and announcement fees are typically associated with contracts that have durations of one year or less. In accordance with ASC 606-10-50-14, the Company does not disclose the expected timing and amount of revenues remaining related to such contracts.

16. SUBSEQUENT EVENTS

On April 19, 2018, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.47 per share to be paid on May 17, 2018 to shareholders of record as of May 3, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10‑Q and our audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

As of March 31, 2018, we served our clients globally with 514 advisory bankers. We continued to grow our firm across sectors, geographies and products to deliver the most relevant advice and innovative solutions to our clients.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10‑K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions during the three months ended March 31, 2018 and 2017, referenced throughout this Form 10-Q was obtained from Thomson Financial as of April 3, 2018.

For the first three months of 2018, we earned revenues of $219.4 million, an increase of 27% from the $173.3 million earned during the same period in 2017. This compares favorably with a 14% decrease in the number of global completed M&A transactions greater than $100 million and a 16% decrease in volume for the same period. The increase in revenues was driven by significant and continued growth in our M&A activity and steady restructuring activity as compared with the prior year period.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. We believe U.S. tax reform will also fuel this trend as companies generate significantly more cash flow to support strategic M&A. In addition, based on historical experience, we believe the current economic backdrop (already high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. In Europe, we continue to see an improvement in transaction activity.

As our team of investment banking professionals expands and continues to gain traction, we expect our global collaboration will deepen and continue to resonate with clients. Our current conversations with clients remain robust, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
($ in thousands)	2018	2017	2018 vs 2017
Revenues	$219,418	$173,258	27%
Expenses:
Compensation and benefits	127,177	101,726	25%
Non-compensation expenses	37,172	28,498	30%
Total operating expenses	164,349	130,224	26%
Operating income (loss)	55,069	43,034	28%
Other income and (expenses)	587	238	147%
Income (loss) from equity method investments	888	3,104	-71%
Income (loss) before income taxes	56,544	46,376	22%
Provision for income taxes	2,563	6,997	-63%
Net income (loss)	$53,981	$39,379	37%

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

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The vast majority of our advisory revenues are recognized over time, although the recognition of our transaction fees are constrained until the engagement is effectively complete.

Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client, the inability of our client to restructure its operations, or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out‑of‑pocket expenses.

We do not allocate our revenue by the type of advice we provide because of the complexity of the transactions on which we may earn revenue and our holistic approach to client service. For example, a restructuring engagement may evolve to require a sale of all or a portion of the client, M&A assignments can develop from relationships established on prior restructuring engagements, and capital markets expertise can be instrumental on both M&A and restructuring assignments.

Three Months Ended March 31, 2018 versus 2017

Revenues were $219.4 million for the three months ended March 31, 2018 as compared with $173.3 million for the same period in 2017, representing an increase of 27%. The increase in revenues was driven by significant and continued growth in our M&A activity, where we are earning higher average fees per completed transaction and steady restructuring activity as compared with the prior year period.

For the three months ended March 31, 2018 and 2017 we earned revenues from 131 and 141 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 51 clients from 46 clients for the same period of 2017.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended
	March 31,		Variance
($ in thousands)	2018	2017	2018 vs 2017
Expenses:
Compensation and benefits	$127,177	$101,726	25%
% of revenues	58%	59%
Non-compensation expenses	$37,172	$28,498	30%
% of revenues	17%	16%
Total operating expenses	$164,349	$130,224	26%
% of revenues	75%	75%

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

Three Months Ended March 31, 2018 versus 2017

Operating expenses were $164.3 million for the three months ended March 31, 2018 and represented 75% of revenues, compared with $130.2 million for the same period in 2017 which represented 75% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and the absence of contra expenses related to client reimbursements.

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

Three Months Ended March 31, 2018 versus 2017

For the three months ended March 31, 2018, compensation‑related expenses of $127.2 million represented 58% of revenues, compared with $101.7 million of compensation-related expenses which represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenue and equity amortization during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $81.8 million and $67.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $45.4 million and $34.2 million for the three months ended March 31, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Non‑Compensation Expenses

Our non‑compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Any expenses reimbursed by clients are presented within revenues on the consolidated statement of operations, except for certain transactions where the expenses are deferred and presented within prepaid expenses and other assets on the consolidated statements of financial condition.

Historically, our non‑compensation expenses associated with business development have increased as we have increased headcount and the related non‑compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Three Months Ended March 31, 2018 versus 2017

For the three months ended March 31, 2018, non‑compensation expenses of $37.2 million represented 17% of revenues, compared with $28.5 million which represented 16% of revenues in the prior year period. The increase in non-compensation expense is primarily due to the absence of contra expenses related to client reimbursements and greater business development charges associated with increased revenues.

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

On April 10, 2017, Moelis Australia consummated their initial public offering and became listed on the Australian Securities Exchange (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15.2 million during the second quarter of 2017, recorded in other income and expenses on the consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2.4 million in income (loss) from equity method investments during the second quarter of 2017. See Note 4 of the consolidated financial statements included in this Form 10-K for further information.

On September 13, 2017 and October 30, 2017, Moelis Australia completed offerings of 11,940,000 and 10,060,000 shares of common stock, respectively, to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $14.4 million and $9.7 million during the third and fourth quarter of 2017, respectively, recorded in other income on the consolidated statement of operations. Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $2.3 million and $0.1 million during the second and third quarter of 2017, respectively, recorded in other income and expenses on the consolidated statement of operations.

Three Months Ended March 31, 2018 versus 2017

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $0.9 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes

Prior to the Company’s reorganization and IPO of Moelis & Company, the Company had been primarily subject to the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, which were primarily made up of individual partners prior to the IPO and have historically not been reflected in the consolidated statements of financial condition. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended March 31, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $2.6 million and 5% and $7.0 million and 15% for the three months ended March 31, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes. The decrease in the effective tax rate is primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018 as a result of the enactment of the Tax Cuts and Jobs Act in 2017 and the excess tax benefit recognized in connection with the delivery of share based compensation for the appreciation of the Company’s stock price between employee equity grant date and delivery date. The decrease in effective tax rate was partially offset by an increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offering in March 2018.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. The Company had cash equivalents of $54.2 million and $127.2 million as of March 31, 2018 and December 31, 2017, respectively, invested in U.S. Treasury instruments, government debt securities and government securities money market funds. Additionally, the Company had cash of $76.8 million and $86.0 million as of March 31, 2018 and December 31, 2017, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. The Company held $27.9 million and $95.8 million of government debt securities classified as investments as of March 31, 2018 and December 31, 2017, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2018 and December 31, 2017 accounts receivable were $45.3 million and $56.7 million, respectively, net of allowances of $2.1 million and $1.4 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $40.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2018, the Company had no borrowings under the credit facility.

As of March 31, 2018, the Company’s available credit under this facility was $34.7 million as a result of the issuance of an aggregate amount of $5.3 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a quarterly dividend of $0.47 will be paid on May 17, 2018 to Class A common stockholders of record on May 3, 2018. During the three months ended March 31, 2018 the Company paid aggregate dividends of $1.97 per share, which included a special dividend of $1.50 per share along with the regular quarterly dividend of $0.47 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of March 31, 2018 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended
	March 31,
($ in thousands)	2018	2017
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$53,981	$39,379
Non-cash charges	42,987	25,760
Other operating activities	(89,565)	(90,369)
Total operating activities	7,403	(25,230)
Investing Activities	66,483	3,650
Financing Activities	(157,588)	(141,821)
Effect of exchange rate changes	1,396	771
Net increase (decrease) in cash	(82,306)	(162,630)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$131,588	$156,955

Three months ended March 31, 2018

Cash, cash equivalents, and restricted cash were $131.6 million at March 31, 2018, a decrease of $82.3 million from $213.9 million at December 31, 2017. Operating activities resulted in a net inflow of $7.4 million primarily attributable to cash collected from clients during the period, partially offset by discretionary bonuses earned in 2017 and paid in 2018. Investing activities resulted in a net inflow of $66.5 million primarily attributable to the net proceeds from sales and purchases of investments. Financing activities resulted in a net outflow of $157.6 million primarily related to the payment of dividends and tax distributions.

Three months ended March 31, 2017

Cash, cash equivalents, and restricted cash were $157.0 million at March 31, 2017, a decrease of $162.6 million from $319.6 million at December 31, 2016. Operating activities resulted in a net outflow of $25.2 million primarily attributable to discretionary bonuses earned in 2016 and paid in 2017, partially offset by cash collected from clients during the period. Investing activities resulted in a net inflow of $3.7 million primarily attributable to the net proceeds from sales and purchases of investments. Financing activities resulted in a net outflow of $141.8 million primarily related to the payment of the special dividend of $1.25 per share which was declared in 2016, tax distributions and payment of the quarterly dividend.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2018:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $6,096 of committed sublease income)	$68,171	$14,595	$31,528	$12,992	$9,056
Amount due pursuant to Tax Receivable Agreement	243,997	10,959	25,965	28,075	178,998
Total	$312,168	$25,554	$57,493	$41,067	$188,054

As of March 31, 2018, the Company has a total payable of $244.0 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first quarter of 2018.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2018 and 2017, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a gain of $1.7 million and a gain of $0.6 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and the transaction is effectively complete. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of our advisory contracts is less than one year (as allowed per ASC 340-40-25-1). Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing our advisory services and are typically expensed as incurred, except where the transfer and consumption of our services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the condensed consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when it receives fees from clients that have not yet been earned (e.g. an upfront fee) or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and months ended March 31, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2018 and 2017, no such amounts were recorded.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission ("SEC") as supplemented by the additional risk factor described in Part II Item 1A, “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
January 1 - January 31	4,829	$50.32	$—	$20.0	million
February 1 - February 28	385,072	50.04	—	20.0	million
March 1 - March 31	24,426	52.50	—	20.0	million
Total	414,327	$50.19	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of May, 2018.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer