Form 10-Q
period 2018-06-30
Moelis & Co
filed 2018-07-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36418

Moelis & Company

(Exact name of registrant as specified in its charter)

Delaware	46-4500216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue, 5th Floor, New York NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 883-3800

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

As of July 13, 2018, there were 41,000,568 shares of Class A common stock, par value $0.01 per share, and 15,178,575 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$132,868	$213,191
Restricted cash	556	703
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $2,492 and $1,433 as of June 30, 2018 and December 31, 2017, respectively	63,790	56,725
Other receivables	62,796	4,868
Total receivables	126,586	61,593
Deferred compensation	9,984	8,848
Investments at fair value (cost basis $58,933 and $96,351 as of June 30, 2018 and December 31, 2017, respectively)	58,611	96,108
Equity method investments	59,225	58,848
Equipment and leasehold improvements, net	11,395	10,458
Deferred tax asset	313,923	234,000
Prepaid expenses and other assets	14,328	15,319
Total assets	$727,476	$699,068
Liabilities and Equity
Compensation payable	$113,144	$145,152
Accounts payable and accrued expenses	6,228	18,323
Amount due pursuant to tax receivable agreement	243,997	177,148
Deferred revenue	3,935	4,948
Other liabilities	7,061	9,241
Total liabilities	374,365	354,812
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 42,176,435 issued and 40,993,850 outstanding at June 30, 2018; 1,000,000,000 authorized, 34,163,042 issued and 33,455,626 outstanding at December 31, 2017)	422	342
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 15,178,575 issued and outstanding at June 30, 2018; 1,000,000,000 authorized, 19,912,230 issued and outstanding at December 31, 2017)	152	199
Treasury stock, at cost; 1,182,585 and 707,416 shares as of June 30, 2018 and December 31, 2017, respectively	(47,360)	(23,188)
Additional paid-in-capital	605,897	487,163
Retained earnings (accumulated deficit)	(182,256)	(139,918)
Accumulated other comprehensive income (loss)	457	352
Total Moelis & Company equity	377,312	324,950
Noncontrolling interests	(24,201)	19,306
Total equity	353,111	344,256
Total liabilities and equity	$727,476	$699,068

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$220,405	$172,149	$439,823	$345,407
Expenses
Compensation and benefits	128,109	100,808	255,286	202,534
Occupancy	4,550	4,097	9,133	8,277
Professional fees	6,574	3,939	12,258	9,180
Communication, technology and information services	7,317	6,738	14,450	12,209
Travel and related expenses	10,851	8,105	22,411	14,696
Depreciation and amortization	1,100	822	2,155	1,679
Other expenses	6,259	4,932	13,416	11,090
Total expenses	164,760	129,441	329,109	259,665
Operating income (loss)	55,645	42,708	110,714	85,742
Other income and (expenses)	1,286	17,695	1,873	17,933
Income (loss) from equity method investments	2,226	(1,330)	3,114	1,774
Income (loss) before income taxes	59,157	59,073	115,701	105,449
Provision for income taxes	6,027	9,549	8,590	16,546
Net income (loss)	53,130	49,524	107,111	88,903
Net income (loss) attributable to noncontrolling interests	17,440	29,794	38,096	53,895
Net income (loss) attributable to Moelis & Company	$35,690	$19,730	$69,015	$35,008
Weighted-average shares of Class A common stock outstanding
Basic	41,750,396	28,165,552	38,938,952	27,325,145
Diluted	49,280,107	34,374,882	46,991,421	33,752,139
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.85	$0.70	$1.77	$1.28
Diluted	$0.72	$0.57	$1.47	$1.04
Dividends declared per share of Class A common stock	$0.47	$1.37	$2.44	$1.74

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$53,130	$49,524	$107,111	$88,903
Unrealized gain (loss) on investments	—	20	—	(105)
Foreign currency translation adjustment, net of tax	(1,843)	738	(164)	1,387
Other comprehensive income (loss)	(1,843)	758	(164)	1,282
Comprehensive income (loss)	51,287	50,282	106,947	90,185
Less: Comprehensive income attributable to noncontrolling interests	16,878	30,181	38,144	54,560
Comprehensive income (loss) attributable to Moelis & Company	$34,409	$20,101	$68,803	$35,625

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$107,111	$88,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,208	431
Depreciation and amortization	2,155	1,679
(Income) loss from equity method investments	(3,114)	(1,774)
Equity-based compensation	58,335	49,729
Deferred tax provision	8,568	8,116
Gain on equity method investment	—	(17,450)
Other	3,688	3,027
Changes in assets and liabilities:
Accounts receivable	(8,475)	(5,067)
Other receivables	(54,549)	(2,498)
Prepaid expenses and other assets	933	(6,497)
Deferred compensation	(1,160)	(535)
Compensation payable	(32,227)	(47,168)
Accounts payable and accrued expenses	(12,012)	(9,677)
Deferred revenue	(998)	(86)
Dividends received	2,737	11,672
Other liabilities	(2,205)	(182)
Net cash provided by (used in) operating activities	69,995	72,623
Cash flows from investing activities
Purchase of investments	(55,479)	(98,319)
Proceeds from sales of investments	92,310	53,000
Note payments received from employees	193	403
Notes issued to employees	—	(400)
Purchase of equipment and leasehold improvements	(3,133)	(3,013)
Net cash provided by (used in) investing activities	33,891	(48,329)
Cash flows from financing activities
Dividends and distributions	(167,145)	(155,304)
Payments under tax receivable agreement	—	(5,032)
Proceeds from exercise of stock options	6,695	4,650
Payments to settle employee tax obligations on share-based awards	(24,172)	(9,266)
Class A partnership units and other equity purchased	(135)	(101)
Net cash provided by (used in) financing activities	(184,757)	(165,053)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	401	1,682
Net increase (decrease) in cash, cash equivalents, and restricted cash	(80,470)	(139,077)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$133,424	$180,508
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$14,185	$20,352
Dividends paid, declared in the prior year	$—	$68,066
Other non-cash activity
Dividend equivalents issued	$24,767	$17,176
Dividend declared not paid	$—	$55,900
Class A Partnership Units or other equity converted into Class A Common Stock	$22,174	$23,557
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$—	$658
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$3,155	$—
Exercised stock option proceeds receivable	$24	$647
Forfeiture of fully-vested Group LP units or other equity units	$677	$36

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	69,015	—	38,096	107,111
Equity-based compensation	2,962,076	—	—	30	—	—	57,603	—	—	702	58,335
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(212)	48	(164)
Dividends declared ($2.44 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	24,767	(114,191)	—	(77,721)	(167,145)
Treasury Stock Purchases	—	—	(475,169)	—	—	(24,172)	—	—	—	—	(24,172)
Exercise of Stock options	343,780	—	—	3	—	—	6,692	—	—	—	6,695
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,707,537	(4,707,537)	—	47	(47)	—	25,994	—	—	(3,955)	22,039
Equity-based payments to non-employees	—	—	—	—	—	—	3,678	—	—	—	3,678
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of June 30, 2018	42,176,435	15,178,575	(1,182,585)	$422	$152	$(47,360)	$605,897	$(182,256)	$457	$(24,201)	$353,111
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	35,008	—	53,895	88,903
Equity-based compensation	1,554,754	—	—	16	—	—	48,514	—	—	1,199	49,729
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	617	665	1,282
Dividends declared ($1.74 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	17,176	(64,872)	—	(95,442)	(143,138)
Treasury Stock Purchases	—	—	(250,550)	—	—	(9,266)	—	—	—	—	(9,266)
Class A Partnership Units and other equity purchased or converted into Class A Common Stock	297,755	(54,678)	—	3	(1)	—	6,685	—	—	(14)	6,673
Issuance of Class A common stock and cancellation of Class B common stock in connection with offering	5,356,876	(5,356,876)	—	53	(53)	—	28,374	—	—	(6,294)	22,080
Equity-based payments to non-employees	—	—	—	—	—	—	2,914	—	—	—	2,914
Other	—	—	—	—	—	—	(36)	—	—	—	(36)
Balance as of June 30, 2017	28,158,383	25,726,639	(638,440)	$282	$257	$(20,196)	$399,508	$(102,290)	$74	$(6,395)	$271,240

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

Basis of Presentation —The condensed consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

•

Moelis & Company LLC (“Moelis U.S.”), a Delaware limited liability company, a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting —The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidation —The Company’s policy is to consolidate (i) entities, other than limited partnerships, in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

Use of Estimates —The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for doubtful accounts;
•	the assessment of whether revenues from variable consideration should be constrained due to the probability of a significant revenue reversal;

•	the measurement and realization of deferred taxes;

•	the measurement of amount due pursuant to tax receivable agreement;

•	the measurement and vesting of equity-based compensation; and

•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

Cash, Cash Equivalents and Restricted Cash —Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2018 and 2017, is presented below.

	June 30,
	2018	2017
Cash	$42,843	$107,147
Cash equivalents	90,025	72,737
Restricted cash	556	624
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$133,424	$180,508

Additionally, as of December 31, 2017, the Company held cash of $86,032 and cash equivalents of $127,159.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

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

Deferred Compensation —Deferred compensation costs represent arrangements with certain employees whereby cash payments are subject to a required period of service subsequent to payment by the Company. These amounts are charged to expenses over the period that the employee is required to provide services in order to vest in the payment.

Financial Instruments at Fair Value —Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 —Quoted prices (unadjusted) are available in active markets for identical instruments that the Company has the ability to access as of the reporting date. The Company, to the extent that it holds such instruments, does not adjust the quoted price for these instruments, even in situations in which the Company holds a large position and a sale could reasonably affect the quoted price.

Level 2 —Pricing inputs are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 —Pricing inputs are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company’s management.

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

Equity Method Investments —The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded on the condensed consolidated financial statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in income (loss) from equity method investments in the condensed consolidated statements of operations. Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia Limited follows local accounting principles under Australian Accounting Standards.

Equipment and Leasehold Improvements —Office equipment and furniture and fixtures are stated at cost less accumulated depreciation, which is determined using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, respectively. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

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

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement —In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP. These increases in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

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

Revenue and Expense Recognition

We earn substantially all of our revenues from advisory engagements and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a revenue reversal will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

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

Adoption of ASU 2014-09

Initial Adoption —Effective January 1, 2018, the Company adopted ASU 2014-09 and all related amendments (“Topic 606”) using the modified retrospective method for all contracts. The adoption of the new standard requires the Company to present reimbursable expenses gross in revenues and expenses and to use new revenue recognition patterns as discussed below in the policy. As a result, a cumulative adjustment was recorded which increased the opening balance of other receivables and retained earnings by $3,722 for outstanding reimbursable expenses at December 31, 2017, which would have been recognized as revenues under the new standard. The tax effect of this adjustment decreased retained earnings by $567, resulting in a net increase to the opening balance of retained earnings of $3,155. No prior periods were adjusted as a result of this change in accounting policy.

The adoption of Topic 606 may result in the recognition of revenue in certain circumstances earlier as compared with the time prior to the adoption of Topic 606 where revenues were generally recognized upon the closing date of a transaction. In contrast, Topic 606 requires revenues from variable transaction fees to be recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period. Revenues subject to this timing difference in recognition will require significant judgment and could be material to any given reporting period.

For both of the three and six month periods ended June 30, 2018, there were revenues of $36,867 that met the criteria for recognition during the period although the transaction closed subsequent to the reporting period. In addition, for the three and six months ended June 30, 2018, there were $3,685 and $6,873 of reimbursable expenses recognized gross in revenues and expenses in accordance with Topic 606, respectively. Total compensation and benefits expense is determined by management primarily based on revenues earned, in addition to other performance and labor market conditions. Compensation and benefits expense has been adjusted in response to the adoption of Topic 606. The aforementioned adjustments had corresponding impacts to other receivables and compensation payable on our condensed consolidated statement of financial condition.

Equity-based Compensation —The Company recognizes the cost of employee services received in exchange for an equity instrument award. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a dividend payment and a charge to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the award does not vest.

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

Income Taxes —The Company accounts for income taxes in accordance with ASC 740, “ Accounting for Income Taxes ” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2018 and 2017, no such amounts were recorded.

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

Foreign Currency Translation —Assets and liabilities held in non-U.S. dollar denominated currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the condensed consolidated statements of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation” (“ASU 2018-07”). ASU 2018-07 simplifies accounting for share-based payment transactions resulting for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

4. EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

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

On September 13, 2017 and October 30, 2017, Moelis Australia completed offerings of 11,940,000 and 10,060,000 shares of common stock, respectively, to raise additional capital. The issuance of shares further reduced Moelis & Company’s ownership interest in Moelis Australia. These shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $14,429 and $9,680, during the third and fourth quarter of 2017, respectively, recorded in other income on the condensed consolidated statement of operations.

Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in gains of approximately $2,280 and $92, during the second and third quarter of 2017, respectively, recorded in other income and expenses on the condensed consolidated statement of operations.

On February 20, 2018, Moelis Australia declared a dividend, of which the Company received $2,737 on March 7, 2018. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,737.

For the three months ended June 30, 2018 and 2017, income of $2,226 and a loss of $1,326 was recorded on this investment, respectively, and for the six months ended June 30, 2018 and 2017, income of $3,114 and $1,786 was recorded on this investment, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2018	2017
Office equipment	$10,886	$9,639
Furniture and fixtures	3,820	3,424
Leasehold improvements	12,444	11,324
Total	27,150	24,387
Less accumulated depreciation and amortization	(15,755)	(13,929)
Equipment and leasehold improvements, net	$11,395	$10,458

Depreciation and amortization expenses for fixed assets totaled $1,100 and $822 for the three months ended June 30, 2018 and 2017, respectively, and $2,155 and $1,679 for the six months ended June 30, 2018 and 2017, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of June 30, 2018 and December 31, 2017 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of June 30, 2018:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	71,910	14,977	56,933	—
Government securities money market	18,115	—	18,115	—
Investments
Government debt securities (1)	5,321	—	5,321	—
U.S. treasury instruments	53,000	53,000	—	—
Common stock	290	290	—	—
Total financial assets	$148,636	$68,267	$80,369	$—

(1)	Consists of municipal bonds, agency bonds and agency discount notes.

For the three and six months ended June 30, 2018, unrealized losses of $19 and unrealized gains of $27 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date, respectively.

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

(1)	Consists of municipal bonds, agency bonds and agency discount notes

For the three and six months ended June 30, 2017, unrealized gains of $18 and unrealized losses of $107 were recognized in unrealized gain loss on investments on the condensed consolidated statement of comprehensive income related to common stock held at the reporting date, respectively.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the six months ended June 30, 2018 and 2017, there were $0 and $7,996 of transfers, respectively, from level 1 to level 2 related to U.S. treasury instruments acquired on-the-run that as of the reporting period became off-the-run.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2018 and 2017 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2018		2017		2018		2017
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$35,690		$19,730		$69,015		$35,008
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$35,690		$19,730		$69,015		$35,008
Denominator:
Weighted average shares of Class A common stock outstanding— basic		41,750,396		28,165,552		38,938,952		27,325,145
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	7,529,711	(b)	6,209,330	(b)	8,052,469	(b)	6,426,994
Weighted average shares of Class A common stock outstanding—diluted		49,280,107		34,374,882		46,991,421		33,752,139
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.85		$0.70		$1.77		$1.28
Diluted		$0.72		$0.57		$1.47		$1.04

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 67,189,931 and 62,971,925 for the three months ended June 30, 2018 and 2017, respectively, and 66,858,916 and 62,588,514 for the six months ended June 30, 2018 and 2017, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2018 and 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three and six months ended June 30, 2018 and 2017, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended June 30, 2018 and 2017, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 10,508 and 190 units, respectively and 14,213 and 161 units for the six months ended June 30, 2018 and 2017, respectively.

8. EQUITY-BASED COMPENSATION

Partnership Units

Prior to the Company’s restructuring and IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units. The common partners contributed capital to the partnership and were not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non-Managing Director employees were granted units as part of their incentive arrangements and these units generally vest based on service ratably over four years. In connection with the Company’s restructuring and IPO, substantially all of the Managing Director partner equity subject to vesting had been accelerated. Units granted to non-Managing Director employees were not accelerated in connection with the Company’s restructuring and IPO and continue to vest based on the original terms of the grant.

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of June 30, 2018, partners held 17,738,682 Group LP partnership units, 241,468 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $243 and $511 for the three months ended June 30, 2018 and 2017, respectively, and expenses of $702 and $1,199 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $671 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.7 years, using the graded vesting method.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners, senior advisors and consultants. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock-based awards and cash awards.

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of June 30, 2018, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended June 30, 2018 and 2017, the Company recognized expense of $25,553 and $22,727, respectively, and expenses of $56,733 and $47,190 for the six months ended June 30, 2018 and 2017, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2018 and 2017.

	Restricted Stock & RSUs
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	9,357,999	$30.15	8,504,190	$26.70
Granted	2,843,214	54.35	3,027,744	37.05
Forfeited	(116,695)	38.02	(61,633)	29.99
Vested	(2,864,172)	30.83	(2,035,782)	26.73
Unvested Balance at June 30,	9,220,346	$37.02	9,434,519	$29.89

As of June 30, 2018, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $165,860. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2018 is 1.8 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $5.55, in aggregate, through June 30, 2018. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $5.55 from $25.00 per share to $19.45 per share.

The following table summarizes activity related to stock options for the six months ended June 30, 2018 and 2017.

	Stock Options Outstanding
	2018		2017
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,436,232	$19.45	2,822,728	$19.45
Grants	—	—	—	—
Exercises	(343,780)	19.45	(243,077)	19.45
Forfeitures or expirations	(60,035)	19.45	(72,000)	19.45
Outstanding at June 30,	2,032,417	$19.45	2,507,651	$19.45

For the three months ended June 30, 2018 and 2017, the Company recognized expenses of $295 and $588, respectively, and expenses of $900 and $1,340 for the six months ended June 30, 2018 and 2017, respectively, in relation to these stock options. As of June 30, 2018, the total compensation expense related to unvested stock options not yet recognized was $1,673. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2018 is 0.8 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

As of June 30, 2018, 42,176,435 shares of Class A common stock were issued and 40,993,850 shares were outstanding, and as of December 31, 2017, 34,163,042 shares of Class A common stock were issued and 33,455,626 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2018, and December 31, 2017, 15,178,575 and 19,912,230 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2018 and 2017, the Company repurchased 475,169 and 250,550 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $24,172 and $9,266, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2018 and 2017, respectively.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2018 and December 31, 2017, partners held 17,738,682 and 22,472,337 Group LP partnership units, respectively, representing a 30% and 40% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 40,993,850 shares of Class A common stock outstanding at June 30, 2018 (33,455,626 as of December 31, 2017), represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

Aircraft Lease— On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended June 30, 2018 and 2017, the Company incurred $468 and $468 in aircraft lease costs to be paid to Manager, respectively, and $936 and $936 in aircraft costs for the six months ended June 30, 2018 and 2017, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes —As of June 30, 2018, there were $359 of unsecured promissory notes from employees held by the Company (December 31, 2017: $552). Any outstanding balances are reflected in other receivables on the condensed consolidated statements of financial condition. The notes held as of June 30, 2018 and December 31, 2017 bear a fixed interest rate of 4.00%. During the six months ended June 30, 2018 and 2017, the Company received $193 and $403 of principal repayments and recognized interest income of $13 and $13, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $152 and $291 for the three months ended June 30, 2018 and 2017, respectively, and $309 and $604 for the six months ended June 30, 2018 and 2017, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of June 30, 2018 and December 31, 2017, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia —As of June 30, 2018 and December 31, 2017, the Company had net balances due from Moelis Australia of $193 and $128, respectively, which are reflected in other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $242 and $127 for the three months ended June 30, 2018 and 2017, respectively, and revenues of $242 and $1,146 for the six months ended June 30, 2018 and 2017, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2018, Moelis U.S. had net capital of $100,137, which was $99,887 in excess of its required net capital. At December 31, 2017, Moelis U.S. had net capital of $29,259 which was $29,009 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At June 30, 2018, the aggregate regulatory net capital of Moelis UK was $46,874 which exceeded the minimum requirement by $46,816. At December 31, 2017, the aggregate regulatory net capital of Moelis UK was $50,498, which exceeded the minimum requirement by $50,439.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. In May 2018, the facility was revised and the commitment amount increased to $65,000 from $40,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2018 and December 31, 2017, the Company had no borrowings under the credit facility.

As of June 30, 2018, the Company’s available credit under this facility was $60,251 as a result of the issuance of an aggregate amount of $4,749 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases —The Company maintains operating leases with expiration dates that extend through 2029. The Company incurred expense relating to its operating leases of $3,964 and $3,680 for the three months ended June 30, 2018 and 2017, respectively, and expenses of $7,901 and $7,436 for the six months ended June 30, 2018 and 2017, respectively. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period for the three months ended June 30, 2018 and 2017, was $0 and $0, respectively, and $0 and $150 for the six months ended June 30, 2018 and 2017, respectively.

The future minimum rental payments required under the operating leases in place at June 30, 2018, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2018	$9,693	$(221)	$9,472
2019	20,418	(552)	19,866
2020	13,961	(883)	13,078
2021	8,778	(883)	7,895
2022	8,568	(883)	7,685
Thereafter	19,125	(2,208)	16,917
Total	$80,543	$(5,630)	$74,913

Contractual Arrangements —In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

Legal —In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2018 and 2017, in the amounts of $569 and $490, respectively, and $1,164 and $1,006 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company’s provision for income taxes and effective tax rate were $6,027 and 10% and $9,549 and 16% for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company’s provision for income taxes and effective tax rate were $8,590 and 7% and $16,546 and 16% respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes.

The Company recorded an increase in the net deferred tax asset of $79,923 for the six months ended June 30, 2018, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the Company’s follow-on offering in March 2018. Approximately $78,645 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $66,848) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital. The Company also recorded an increase in the deferred tax asset related to deferred equity compensation, which was principally offset by the vesting and delivery of equity awards during the first half of 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the tax legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete or a reasonable estimate if such accounting is incomplete. The Company recorded a provisional amount related to its analysis of the impact of the Tax Act in its consolidated statements of financial condition for the year ended December 31, 2017. The impact of the Tax Act may differ from the estimated amounts recorded due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Act. The Company has not yet finalized its analysis and no adjustment to the provisional estimate has been recorded as of June 30, 2018.

15. REVENUES AND BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues in either of the three or six month periods ended June 30, 2018, and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$193,557	$150,704	$372,239	$289,106
Europe	13,896	16,637	37,332	38,656
Rest of World	12,952	4,808	30,252	17,645
Total	$220,405	$172,149	$439,823	$345,407

	June 30,	December 31,
	2018	2017
Assets:
United States	$600,040	$519,933
Europe	33,765	83,834
Rest of World	93,671	95,301
Total	$727,476	$699,068

As of June 30, 2018, and December 31, 2017, the Company had deferred revenues of $3.9 million and $4.9 million, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2018, $4.4 million of revenues were recognized from the opening balance of deferred revenues.

Due to the factors that may delay or terminate a transaction (see Note 2), the Company does not estimate constrained transaction fees for revenue recognition. In accordance with ASC 606-10-50-14A, quantitative disclosures of constrained variable consideration are not provided for remaining performance obligations. In addition, remaining performance obligations related to retainers, upfront fees and announcement fees are typically associated with contracts that have durations of one year or less. In accordance with ASC 606-10-50-14, the Company does not disclose the expected timing and amount of revenues remaining related to such contracts.

16. SUBSEQUENT EVENTS

On July 20, 2018, the Board of Directors of Moelis & Company declared a dividend of $1.97 per share, comprised of a special dividend of $1.50 per share in addition to a regular quarterly dividend of $0.47 per share to be paid on September 12, 2018 to shareholders of record as of August 2, 2018.

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

Forward-Looking Statements and Certain Factors that May Affect Our Business

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With 19 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of June 30, 2018, we served our clients globally with 498 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10-K for a discussion of some of the factors that can affect our performance. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2018, referenced throughout this Form 10-Q was obtained from Thomson Financial as of July 3, 2018.

For the first half of 2018, we earned revenues of $439.8 million, an increase of 27% from the $345.4 million earned during the same period in 2017. This compares favorably with a 7% decrease in the number of global completed M&A transactions greater than $100 million and a 2% decrease in volume for the same period. The increase in revenues was driven by significant growth in our M&A activity, with a greater number of clients advised and an increased number of completed transactions.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. We believe U.S. tax reform is also fueling this trend as companies generate significantly more cash flow to support strategic M&A. In addition, based on historical experience, we believe the current economic backdrop (already high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for M&A. Restructuring activity continues to be a steady contributor of our business despite the low default environment.

As our team of investment banking professionals expands and continues to gain traction, we expect global collaboration of our bankers will deepen and continue to resonate with clients.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended			Six Months Ended
	June 30,		Variance	June 30,		Variance
($ in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Revenues	$220,405	$172,149	28%	$439,823	$345,407	27%
Expenses:
Compensation and benefits	128,109	100,808	27%	255,286	202,534	26%
Non-compensation expenses	36,651	28,633	28%	73,823	57,131	29%
Total operating expenses	164,760	129,441	27%	329,109	259,665	27%
Operating income (loss)	55,645	42,708	30%	110,714	85,742	29%
Other income and (expenses)	1,286	17,695	N/M	1,873	17,933	N/M
Income (loss) from equity method investments	2,226	(1,330)	-267%	3,114	1,774	76%
Income (loss) before income taxes	59,157	59,073	0%	115,701	105,449	10%
Provision for income taxes	6,027	9,549	-37%	8,590	16,546	-48%
Net income (loss)	$53,130	$49,524	7%	$107,111	$88,903	20%

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

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The vast majority of our advisory revenues are recognized over time, although the recognition of our transaction fees are constrained until the engagement is substantially complete.

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

As a result of the adoption of accounting standards update 2014-09, revenues of $36.9 million were recognized in the second quarter of 2018 related to certain transactions that met the material conditions for recognition, but closed during the third quarter. Under our previous revenue recognition policy which was in effect prior to January 1, 2018, these revenues would have been recognized in the third quarter of 2018.

Three Months Ended June 30, 2018 versus 2017

Revenues were $220.4 million for the three months ended June 30, 2018 as compared with $172.1 million for the same period in 2017, representing an increase of 28%. The increase in revenues was primarily driven by significant growth in our M&A activity, and higher average fees per completed transaction.

For the three months ended June 30, 2018 and 2017 we earned revenues from 129 and 121 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 52 clients from 40 clients for the same period of 2017.

Six Months Ended June 30, 2018 versus 2017

Revenues were $439.8 million for the six months ended June 30, 2018 as compared with $345.4 million for the same period in 2017, representing an increase of 27%. The increase in revenues was primarily driven by significant growth in our M&A activity with a greater number of clients advised and an increased number of completed transactions.

For the six months ended June 30, 2018 and 2017 we earned revenues from 190 and 197 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 103 clients from 83 clients for the same period of 2017.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Variance	June 30,		Variance
($ in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Expenses:
Compensation and benefits	$128,109	$100,808	27%	$255,286	$202,534	26%
% of revenues	58%	59%		58%	59%
Non-compensation expenses	$36,651	$28,633	28%	$73,823	$57,131	29%
% of revenues	17%	17%		17%	17%
Total operating expenses	$164,760	$129,441	27%	$329,109	$259,665	27%
% of revenues	75%	75%		75%	75%

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

Three Months Ended June 30, 2018 versus 2017

Operating expenses were $164.8 million for the three months ended June 30, 2018 and represent 75% of revenues, compared with $129.4 million for the same period in 2017 which represented 75% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation as compared to the prior year, and the absence of contra expenses related to client reimbursements.

Six Months Ended June 30, 2018 versus 2017

Operating expenses were $329.1 million for the six months ended June 30, 2018 and represented 75% of revenues, compared with $259.7 million for the same period in 2017 which represented 75% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and the absence of contra expenses related to client reimbursements.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity-based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of each calendar year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company’s estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

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

Three Months Ended June 30, 2018 versus 2017

For the three months ended June 30, 2018, compensation‑related expenses of $128.1 million represented 58% of revenues, compared with $100.8 million of compensation-related expenses which represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenues during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $72.5 million and $62.8 million for the three months ended June 30, 2018 and 2017, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $55.6 million and $38.0 million for the three months ended June 30, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Six Months Ended June 30, 2018 versus 2017

For the six months ended June 30, 2018, compensation related expenses of $255.3 million and represent 58% of revenues, compared with $202.5 million which represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenues and equity amortization during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $154.3 million and $130.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase in fixed compensation costs relates increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $101.0 million and $72.3 million for the six months ended June 30, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

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

Historically, our non-compensation expenses associated with business development have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Three Months Ended June 30, 2018 versus 2017

For the three months ended June 30, 2018, non‑compensation expenses of $36.7 million represented 17% of revenues, compared with $28.6 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense was primarily due to increased headcount and the absence of contra expenses related to client reimbursements.

Six Months Ended June 30, 2018 versus 2017

For the six months ended June 30, 2018, non-compensation expenses of $73.8 million represented 17% of revenues, compared with $57.1 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense was primarily due to increased headcount and the absence of contra expenses related to client reimbursements.

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

On April 10, 2017, Moelis Australia consummated their initial public offering and became listed on the Australian Securities Exchange (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15.2 million during the second quarter of 2017, recorded in other income and expenses on the consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2.4 million in income (loss) from equity method investments during the second quarter of 2017. See Note 4 of the consolidated financial statements included in this Form 10-Q for further information.

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

Three Months Ended June 30, 2018 versus 2017

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $2.2 million and a loss of $1.3 million for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 versus 2017

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $3.1 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Three Months Ended June 30, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $6.0 million and 10% and $9.5 million and 16% for the three months ended June 30, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes. The decrease in the effective tax rate is primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018 as a result of the enactment of the Tax Cuts and Jobs Act in 2017 and the excess tax benefit recognized in connection with the delivery of share based compensation for the appreciation of the Company’s stock price between employee equity grant date and delivery date. The decrease in effective tax rate was partially offset by the increase in tax due to the increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offering in March 2018.

Six Months Ended June 30, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $8.6 million and 7% and $16.5 million and 16% for the six months ended June 30, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes. The decrease in the effective tax rate is primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018 as a result of the enactment of the Tax Cuts and Jobs Act in 2017 and the excess tax benefit recognized in connection with the delivery of share based compensation, partially offset by the increase in tax due to the increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offering in March 2018.

Liquidity and Capital Resources

Our current assets have historically comprised cash, short‑term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year in respect of the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash before dividends and share buybacks then typically builds over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2018 and December 31, 2017, the Company had cash equivalents of $90.0 million and $127.2 million, respectively, invested in U.S. Treasury instruments, government debt securities and government securities money market funds. Additionally, as of June 30, 2018 and December 31, 2017, the Company had cash of $42.8 million and $86.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2018 and December 31, 2017, the Company held $58.3 million and $95.8 million of government debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2018 and December 31, 2017 accounts receivable were $63.8 million and $56.7 million, respectively, net of allowances of $2.5 million and $1.4 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2018, the Company had no borrowings under the credit facility.

As of June 30, 2018, the Company’s available credit under this facility was $60.3 million as a result of the issuance of an aggregate amount of $4.7 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $1.97 per share, comprised of a special dividend of $1.50 per share in addition to the regular quarterly dividend of $0.47 per share to be paid on September 12, 2018 to Class A common stockholders of record on August 2, 2018. During the six months ended June 30, 2018 the Company paid aggregate dividends of $2.44 per share, which included a special dividend of $1.50 per share paid in March along with two regular quarterly dividends of $0.47 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of June 30, 2018 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Six Months Ended
	June 30,
($ in thousands)	2018	2017
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$107,111	$88,903
Non-cash charges	70,840	43,758
Other operating activities	(107,956)	(60,038)
Total operating activities	69,995	72,623
Investing Activities	33,891	(48,329)
Financing Activities	(184,757)	(165,053)
Effect of exchange rate changes	401	1,682
Net increase (decrease) in cash	(80,470)	(139,077)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$133,424	$180,508

Six months ended June 30, 2018

Cash, cash equivalents and restricted cash were $133.4 million at June 30, 2018, a decrease of $80.5 million from $213.9 million at December 31, 2017. Operating activities resulted in a net inflow of $70.0 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $33.9 million primarily attributable to sales of investments. Financing activities resulted in a net outflow of $184.8 million primarily related to the payment of dividends and tax distributions.

Six months ended June 30, 2017

Cash, cash equivalents and restricted cash were $180.5 million at June 30, 2017, a decrease of $139.1 million from $319.6 million at December 31, 2016. Operating activities resulted in a net inflow of $72.6 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $48.3 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $165.1 million primarily related to the payment of dividends and tax distributions.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2018:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,630 of committed sublease income)	$74,913	$9,472	$32,944	$15,580	$16,917
Amount due pursuant to Tax Receivable Agreement	243,997	10,959	25,965	28,075	178,998
Total	$318,910	$20,431	$58,909	$43,655	$195,915

As of June 30, 2018, the Company has a total payable of $244.0 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first half of 2018.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2018 and 2017, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a loss of $1.8 million and a gain of $0.7 million, respectively, and a loss of $0.2 million and a gain of $1.4 million for the six months ended June 30, 2018 and 2017, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a revenue reversal will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “ Accounting for Income Taxes ” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2018 and 2017, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Credit Risk.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission ("SEC").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
April 1 - April 30	50,104	$54.45	$—	$20.0	million
May 1 - May 31	2,501	59.55	—	20.0	million
June 1 - June 30	8,237	60.76	—	20.0	million
Total	60,842	$55.51	$—	$20.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of July, 2018.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer