Form 10-Q
period 2018-09-30
Moelis & Co
filed 2018-10-31
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 17, 2018, there were 45,740,441 shares of Class A common stock, par value $0.01 per share, and 10,493,358 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$86,894	$213,191
Restricted cash	774	703
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,516 and $1,433 as of September 30, 2018 and December 31, 2017, respectively	54,679	56,725
Accrued and other receivables	26,845	4,868
Total receivables	81,524	61,593
Deferred compensation	9,682	8,848
Investments at fair value (cost basis $144,803 and $96,351 as of September 30, 2018 and December 31, 2017, respectively)	144,937	96,108
Equity method investments	59,752	58,848
Equipment and leasehold improvements, net	12,004	10,458
Deferred tax asset	412,897	234,000
Prepaid expenses and other assets	14,555	15,319
Total assets	$823,019	$699,068
Liabilities and Equity
Compensation payable	$142,290	$145,152
Accounts payable and accrued expenses	16,902	18,323
Amount due pursuant to tax receivable agreement	323,226	177,148
Deferred revenue	6,580	4,948
Other liabilities	7,076	9,241
Total liabilities	496,074	354,812
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 46,908,723 issued and 45,717,246 outstanding at September 30, 2018; 1,000,000,000 authorized, 34,163,042 issued and 33,455,626 outstanding at December 31, 2017)	469	342
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,493,358 issued and outstanding at September 30, 2018; 1,000,000,000 authorized, 19,912,230 issued and outstanding at December 31, 2017)	105	199
Treasury stock, at cost; 1,191,477 and 707,416 shares as of September 30, 2018 and December 31, 2017, respectively	(47,880)	(23,188)
Additional paid-in-capital	668,406	487,163
Retained earnings (accumulated deficit)	(250,594)	(139,918)
Accumulated other comprehensive income (loss)	(34)	352
Total Moelis & Company equity	370,472	324,950
Noncontrolling interests	(43,527)	19,306
Total equity	326,945	344,256
Total liabilities and equity	$823,019	$699,068

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$207,723	$170,041	$647,546	$515,448
Expenses
Compensation and benefits	120,701	99,694	375,987	302,228
Occupancy	4,976	4,393	14,109	12,670
Professional fees	5,871	4,494	18,129	13,674
Communication, technology and information services	7,414	6,427	21,864	18,636
Travel and related expenses	9,385	7,294	31,796	21,990
Depreciation and amortization	1,135	891	3,290	2,570
Other expenses	5,329	6,969	18,745	18,059
Total expenses	154,811	130,162	483,920	389,827
Operating income (loss)	52,912	39,879	163,626	125,621
Other income and (expenses)	1,090	14,955	2,963	32,888
Income (loss) from equity method investments	527	2,791	3,641	4,565
Income (loss) before income taxes	54,529	57,625	170,230	163,074
Provision for income taxes	9,641	14,354	18,231	30,900
Net income (loss)	44,888	43,271	151,999	132,174
Net income (loss) attributable to noncontrolling interests	12,439	24,066	50,535	77,961
Net income (loss) attributable to Moelis & Company	$32,449	$19,205	$101,464	$54,213
Weighted-average shares of Class A common stock outstanding
Basic	45,203,781	32,505,940	41,211,843	29,094,514
Diluted	53,141,198	39,784,633	49,173,904	35,872,847
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.72	$0.59	$2.46	$1.86
Diluted	$0.61	$0.48	$2.06	$1.51
Dividends declared per share of Class A common stock	$1.97	$0.37	$4.41	$2.11

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$44,888	$43,271	$151,999	$132,174
Unrealized gain (loss) on investments	—	(39)	—	(144)
Foreign currency translation adjustment, net of tax	(707)	991	(871)	2,378
Other comprehensive income (loss)	(707)	952	(871)	2,234
Comprehensive income (loss)	44,181	44,223	151,128	134,408
Less: Comprehensive income attributable to noncontrolling interests	12,223	24,549	50,367	79,109
Comprehensive income (loss) attributable to Moelis & Company	$31,958	$19,674	$100,761	$55,299

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$151,999	$132,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	415	1,521
Depreciation and amortization	3,290	2,570
(Income) loss from equity method investments	(3,641)	(4,565)
Equity-based compensation	88,776	72,912
Deferred tax provision	6,333	13,746
Gain on equity method investment	—	(31,971)
Other	4,656	4,067
Changes in assets and liabilities:
Accounts receivable	1,526	(28,588)
Accrued and other receivables	(18,724)	(4,594)
Prepaid expenses and other assets	636	(7,079)
Deferred compensation	(870)	(321)
Compensation payable	(2,768)	(21,644)
Accounts payable and accrued expenses	(1,247)	(4,864)
Deferred revenue	1,640	876
Dividends received	2,737	11,672
Other liabilities	(2,168)	(628)
Net cash provided by (used in) operating activities	232,590	135,284
Cash flows from investing activities
Purchase of investments	(148,027)	(171,764)
Proceeds from sales of investments	98,860	88,750
Note payments received from employees	366	705
Notes issued to employees	—	(400)
Purchase of equipment and leasehold improvements	(4,888)	(4,553)
Net cash provided by (used in) investing activities	(53,689)	(87,262)
Cash flows from financing activities
Dividends and distributions	(286,145)	(232,284)
Payments under tax receivable agreement	—	(5,032)
Proceeds from exercise of stock options	6,781	5,571
Payments to settle employee tax obligations on share-based awards	(24,692)	(9,832)
Class A partnership units and other equity purchased	(293)	(229)
Net cash provided by (used in) financing activities	(304,349)	(241,806)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(778)	2,588
Net increase (decrease) in cash, cash equivalents, and restricted cash	(126,226)	(191,196)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$87,668	$128,389
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$15,850	$26,196
Dividends paid, declared in the prior year	$—	$68,066
Other non-cash activity:
Dividend equivalents issued	$44,727	$20,911
Class A Partnership Units or other equity converted into Class A Common Stock	$39,987	$52,240
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$—	$658
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$3,155	$—
Forfeiture of fully-vested Group LP units or other equity units	$677	$36

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	101,464	—	50,535	151,999
Equity-based compensation	3,004,647	—	—	30	—	—	87,812	—	—	934	88,776
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(703)	(168)	(871)
Dividends declared ($4.41 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	44,727	(214,978)	—	(115,894)	(286,145)
Treasury Stock Purchases	—	—	(484,061)	—	—	(24,692)	—	—	—	—	(24,692)
Exercise of Stock options	348,280	—	—	3	—	—	6,778	—	—	—	6,781
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	9,392,754	(9,392,754)	—	94	(94)	—	37,257	—	—	2,437	39,694
Equity-based payments to non-employees	—	—	—	—	—	—	4,669	—	—	—	4,669
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of September 30, 2018	46,908,723	10,493,358	(1,191,477)	$469	$105	$(47,880)	$668,406	$(250,594)	$(34)	$(43,527)	$326,945
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$295,881	$(72,426)	$(543)	$39,596	$252,099
Net income (loss)	—	—	—	—	—	—	—	54,213	—	77,961	132,174
Equity-based compensation	1,602,236	—	—	16	—	—	71,228	—	—	1,668	72,912
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,086	1,148	2,234
Dividends declared ($2.11 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,911	(80,923)	—	(104,206)	(164,218)
Treasury Stock Purchases	—	—	(264,710)	—	—	(9,832)	—	—	—	—	(9,832)
Exercise of Stock options	256,270	—	—	2	—	—	5,569	—	—	—	5,571
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	11,092,457	(11,092,457)	—	111	(111)	—	57,035	—	—	(5,024)	52,011
Equity-based payments to non-employees	—	—	—	—	—	—	4,066	—	—	—	4,066
Other	(86)	—	—	—	—	—	55	—	—	—	55
Balance as of September 30, 2017	33,899,875	20,045,736	(652,600)	$339	$200	$(20,762)	$454,745	$(99,136)	$543	$11,143	$347,072

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2018 and 2017, is presented below.

	September 30,
	2018	2017
Cash	$52,373	$59,271
Cash equivalents	34,521	68,329
Restricted cash	774	789
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$87,668	$128,389

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

Effective September 30, 2018, the Company early adopted ASU 2018-13. As a result, the Company removed its disclosures of the amounts of and reasons for transfers between level 1 and level 2 fair value investments. Level 3 fair value investments that are acquired in the future will not require disclosures of the valuation process but will require disclosure of unrealized gains and losses and the range and weighted average of significant unobservable inputs used to determine the fair value of the level 3 investment.

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

Revenue and Expense Recognition—We earn substantially all of our revenues from advisory engagements and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a revenue reversal will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

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

Adoption of ASU 2014-09

Effective January 1, 2018, the Company adopted ASU 2014-09 and all related amendments (“Topic 606”) using the modified retrospective method for all contracts. The adoption of the new standard requires the Company to present reimbursable expenses gross in revenues and expenses and to use new revenue recognition patterns as discussed below in the policy. As a result, a cumulative adjustment was recorded which increased the opening balance of accrued and other receivables and retained earnings by $3,722 for outstanding reimbursable expenses at December 31, 2017, which would have been recognized as revenues under the new standard. The tax effect of this adjustment decreased retained earnings by $567, resulting in a net increase to the opening balance of retained earnings of $3,155. No prior periods were adjusted as a result of this change in accounting policy.

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

For both of the three and nine month periods ended September 30, 2018, there were revenues of $16,244 that met the criteria for recognition during the period although the transactions closed subsequent to the reporting period. In addition, there were revenues of $36,867 related to transactions that closed during the three months ended September 30, 2018, that were recognized during the second quarter of 2018 under Topic 606. For the three and nine months ended September 30, 2018, there were $4,356 and $11,229 of reimbursable expenses recognized gross in revenues and expenses in accordance with Topic 606, respectively. Total compensation and benefits expense is determined by management primarily based on revenues earned, in addition to other performance and labor market conditions. Compensation and benefits expense has been adjusted in response to the adoption of Topic 606. The aforementioned adjustments had corresponding impacts to accrued and other receivables and compensation payable on our condensed consolidated statement of financial condition.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2018 and 2017, no such amounts were recorded.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance. Upon initial evaluation, the Company has determined it will record right-to-use assets and liabilities measured at the present value of reasonably certain lease payments on our consolidated statements of financial condition. We do not anticipate any material changes to our condensed and consolidated statements of operations. In July 2018, the FASB also issued ASU No. 2018-11, “Leases” (“ASU 2018-11”). ASU 2018-11 allows entities the option to apply the requirements of ASU 2016-02 as of the adoption date, as opposed to the earliest comparative period presented. The Company anticipates it will apply ASU 2016-02 as of the date of adoption as permitted by ASU 2018-11. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation” (“ASU 2018-07”). ASU 2018-07 simplifies accounting for share-based payment transactions resulting from acquiring goods and services from nonemployees. Awards granted to nonemployees after January 1, 2019, will be measured at grant date fair value, rather than fair value until settled. Upon adoption, any unsettled awards to nonemployees will be measured at fair value as of the adoption date. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement” (“ASU 2018-13”). As of September 30, 2018, the Company has early adopted ASU 2018-13 and removed disclosures of the amounts of and reasons for transfers between level 1 and level 2 fair value investments. Level 3 fair value investments that are acquired in the future will not require disclosures of the valuation process but will require disclosure of unrealized gains and losses and the range and weighted average of significant unobservable inputs used to determine the fair value of the level 3 investment.

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

For the three months ended September 30, 2018 and 2017, income of $527 and $2,806 was recorded on this investment, respectively, and for the nine months ended September 30, 2018 and 2017, income of $3,641 and $4,592 was recorded on this investment, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2018	2017
Office equipment	$12,300	$9,639
Furniture and fixtures	3,954	3,424
Leasehold improvements	12,597	11,324
Total	28,851	24,387
Less accumulated depreciation and amortization	(16,847)	(13,929)
Equipment and leasehold improvements, net	$12,004	$10,458

Depreciation and amortization expenses for fixed assets totaled $1,135 and $891 for the three months ended September 30, 2018 and 2017, respectively, and $3,290 and $2,570 for the nine months ended September 30, 2018 and 2017, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of September 30, 2018 and December 31, 2017 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of September 30, 2018:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$34,521	$—	$34,521	$—
Investments
Government debt securities (1)	1,817	—	1,817	—
U.S. treasury instruments	142,877	45,301	97,576	—
Common stock	243	243	—	—
Total financial assets	$179,458	$45,544	$133,914	$—

(1)	Consists of municipal bonds and agency bonds.

For the three and nine months ended September 30, 2018, unrealized losses of $47 and $20 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date, respectively.

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

(1)	Consists of municipal bonds, agency bonds and agency discount notes

For the three and nine months ended September 30, 2017, unrealized losses of $39 and $144 were recognized in unrealized gain loss on investments on the condensed consolidated statement of comprehensive income related to common stock held at the reporting date, respectively.

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

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2018 and 2017 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2018		2017		2018	2017
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$32,449		$19,205		$101,464		$54,213
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$32,449		$19,205		$101,464		$54,213
Denominator:
Weighted average shares of Class A common stock outstanding—basic		45,203,781		32,505,940		41,211,843		29,094,514
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	7,937,417	(b)	7,278,693	(b)	7,962,061	(b)	6,778,333
Weighted average shares of Class A common stock outstanding—diluted		53,141,198		39,784,633		49,173,904		35,872,847
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.72		$0.59		$2.46		$1.86
Diluted		$0.61		$0.48		$2.06		$1.51

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 68,043,680 and 64,139,312 for the three months ended September 30, 2018 and 2017, respectively, and 67,405,983 and 63,172,885 for the nine months ended September 30, 2018 and 2017, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2018 and 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three and nine months ended September 30, 2018 and 2017, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended September 30, 2018 and 2017, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 0 and 25 units, respectively and 2,900 and 8 units for the nine months ended September 30, 2018 and 2017, respectively.

8. EQUITY-BASED COMPENSATION

Partnership Units

Prior to the Company’s restructuring and IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units. The common partners contributed capital to the partnership and were not subject to vesting. Units granted to Managing Directors upon joining the Company and as part of annual incentive compensation generally vested based on service over five to eight years. Certain non-Managing Director employees were granted units as part of their incentive arrangements and these units generally vested based on service ratably over four years. In connection with the Company’s restructuring and IPO, substantially all of the Managing Director partner equity subject to vesting was accelerated. Units granted to non-Managing Director employees were not accelerated in connection with the Company’s restructuring and IPO and continue to vest based on the original terms of the grant.

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of September 30, 2018, partners held 13,053,465 Group LP partnership units, 230,026 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $232 and $469 for the three months ended September 30, 2018 and 2017, respectively, and expenses of $934 and $1,668 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $439 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.5 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of September 30, 2018, approximately $20 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended September 30, 2018 and 2017, the Company recognized expense of $29,710 and $22,057, respectively, and expenses of $86,443 and $69,248 for the nine months ended September 30, 2018 and 2017, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2018 and 2017.

	Restricted Stock & RSUs
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	9,357,999	$30.15	8,504,190	$26.70
Granted	3,221,367	54.39	3,140,934	37.07
Forfeited	(121,397)	38.46	(75,433)	30.74
Vested	(3,174,379)	30.66	(2,118,588)	26.96
Unvested Balance at September 30,	9,283,590	$37.29	9,451,103	$29.87

As of September 30, 2018, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $141,870. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2018 is 1.5 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $7.05, in aggregate, through September 30, 2018. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $7.05 from $25.00 per share to $17.95 per share.

The following table summarizes activity related to stock options for the nine months ended September 30, 2018 and 2017.

	Stock Options Outstanding
	2018		2017
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,436,232	$17.95	2,822,728	$17.95
Grants	—	—	—	—
Exercises	(348,280)	17.95	(256,270)	17.95
Forfeitures or expirations	(64,785)	17.95	(81,019)	17.95
Outstanding at September 30,	2,023,167	$17.95	2,485,439	$17.95

For the three months ended September 30, 2018 and 2017, the Company recognized expenses of $499 and $656, respectively, and expenses of $1,399 and $1,996 for the nine months ended September 30, 2018 and 2017, respectively, in relation to these stock options. As of September 30, 2018, the total compensation expense related to unvested stock options not yet recognized was $1,150. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2018 is 0.6 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

	Total Shares	Total Increase in
Date of Offering	Offered	Shares Outstanding
November, 2014	6,325,000	4,511,058
January, 2017	5,750,000	5,356,876
July, 2017	6,000,000	5,680,903
March, 2018	5,000,000	4,689,295
August, 2018	5,000,000	4,685,217
Total	28,075,000	24,923,349

As of September 30, 2018, 46,908,723 shares of Class A common stock were issued and 45,717,246 shares were outstanding, and as of December 31, 2017, 34,163,042 shares of Class A common stock were issued and 33,455,626 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

	Class B Stock
	Purchased /	Purchase Cost
Date of Offering	Surrendered	(in thousands)
November, 2014	4,507,453	$28
January, 2017	5,356,876	101
July, 2017	5,680,903	128
March, 2018	4,689,295	135
August, 2018	4,685,217	158
Total	24,919,744	$550

As of September 30, 2018, and December 31, 2017, 10,493,358 and 19,912,230 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2018 and 2017, the Company repurchased 484,061 and 264,710 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $24,692 and $9,832, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2018 and 2017, respectively.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2018 and December 31, 2017, partners held 13,053,465 and 22,472,337 Group LP partnership units, respectively, representing a 22% and 40% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 45,717,246 shares of Class A common stock outstanding at September 30, 2018 (33,455,626 as of December 31, 2017), represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

Aircraft Lease— On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended September 30, 2018 and 2017, the Company incurred $468 and $468 in aircraft lease costs to be paid to Manager, respectively, and $1,404 and $1,404 in aircraft costs for the nine months ended September 30, 2018 and 2017, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes —As of September 30, 2018, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2017: $552). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held as of September 30, 2018 and December 31, 2017 bear a fixed interest rate of 4.00%. During the nine months ended September 30, 2018 and 2017, the Company received $366 and $705 of principal repayments and recognized interest income of $11 and $20, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $170 and $264 for the three months ended September 30, 2018 and 2017, respectively, and $479 and $868 for the nine months ended September 30, 2018 and 2017, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of September 30, 2018 and December 31, 2017, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia —As of September 30, 2018 and December 31, 2017, the Company had net balances due from Moelis Australia of $187 and $128, respectively, which are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $94 for the three months ended September 30, 2018 and 2017, respectively, and revenues of $242 and $1,240 for the nine months ended September 30, 2018 and 2017, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2018, Moelis U.S. had net capital of $92,669, which was $92,419 in excess of its required net capital. At December 31, 2017, Moelis U.S. had net capital of $29,259 which was $29,009 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At September 30, 2018, the aggregate regulatory net capital of Moelis UK was $56,157 which exceeded the minimum requirement by $56,098. At December 31, 2017, the aggregate regulatory net capital of Moelis UK was $50,498, which exceeded the minimum requirement by $50,439.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2018 and December 31, 2017, the Company had no borrowings under the credit facility.

As of September 30, 2018, the Company’s available credit under this facility was $60,272 as a result of the issuance of an aggregate amount of $4,728 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases —The Company maintains operating leases with expiration dates that extend through 2029. The Company incurred expense relating to its operating leases of $3,963 and $3,866 for the three months ended September 30, 2018 and 2017, respectively, and expenses of $11,864 and $11,302 for the nine months ended September 30, 2018 and 2017, respectively. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period for the three months ended September 30, 2018 and 2017, was $0 and $19, respectively, and $0 and $169 for the nine months ended September 30, 2018 and 2017, respectively.

The future minimum rental payments required under the operating leases in place at September 30, 2018, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2018	$4,861	$(109)	$4,752
2019	20,082	(545)	19,537
2020	13,928	(871)	13,057
2021	8,756	(871)	7,885
2022	8,544	(871)	7,673
Thereafter	19,579	(2,178)	17,401
Total	$75,750	$(5,445)	$70,305

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2018 and 2017, in the amounts of $568 and $491, respectively, and $1,732 and $1,497 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s provision for income taxes and effective tax rate were $9,641 and 18% and $14,354 and 25% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s provision for income taxes and effective tax rate were $18,231 and 11% and $30,900 and 19% respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes.

The Company recorded an increase in the net deferred tax asset of $178,897 for the nine months ended September 30, 2018, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the Company’s follow-on offerings in March and August 2018. Approximately $171,506 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $145,780) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital. The Company also recorded an increase in the deferred tax asset related to deferred equity compensation, which was principally offset by the vesting and delivery of equity awards during the first half of 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the tax legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete or a reasonable estimate if such accounting is incomplete. The Company recorded a provisional amount related to its analysis of the impact of the Tax Act in its consolidated statements of financial condition for the year ended December 31, 2017. The impact of the Tax Act may differ from the estimated amounts recorded due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made in conjunction with the release of additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Act. The Company will finalize its analysis in the fourth quarter and no material adjustment to the provisional estimate has been recorded as of September 30, 2018.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues in either of the three or nine month periods ended September 30, 2018, and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$172,168	$131,306	$544,407	$420,412
Europe	30,651	24,939	67,983	63,595
Rest of World	4,904	13,796	35,156	31,441
Total	$207,723	$170,041	$647,546	$515,448

	September 30,	December 31,
	2018	2017
Assets:
United States	$685,563	$519,933
Europe	43,787	83,834
Rest of World	93,669	95,301
Total	$823,019	$699,068

As of September 30, 2018, and December 31, 2017, the Company had deferred revenues of $6,580 and $4,948, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2018, $4,817 of revenues were recognized from the opening balance of deferred revenues.

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

16. SUBSEQUENT EVENTS

On October 19, 2018, the Board of Directors of Moelis & Company declared a dividend of $0.47 per share to be paid on November 14, 2018 to shareholders of record as of November 1, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, we served our clients globally with 588 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2018, referenced throughout this Form 10-Q was obtained from Thomson Financial as of October 3, 2018.

For the first nine months of 2018, we earned revenues of $647.5 million, an increase of 26% from the $515.4 million earned during the same period in 2017. This compares favorably with a 6% decrease in the number of global completed M&A transactions greater than $100 million and a 3% decrease in volume for the same period. The increase in revenues was driven by significant growth in our M&A activity and higher average fees earned per completed transaction.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, positive economic growth, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. Restructuring activity continues to be a steady contributor of our business despite the low default environment.

As our team of investment banking professionals expands and continues to gain traction, we expect global collaboration of our bankers will deepen and continue to resonate with clients.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Revenues	$207,723	$170,041	22%	$647,546	$515,448	26%
Expenses:
Compensation and benefits	120,701	99,694	21%	375,987	302,228	24%
Non-compensation expenses	34,110	30,468	12%	107,933	87,599	23%
Total operating expenses	154,811	130,162	19%	483,920	389,827	24%
Operating income (loss)	52,912	39,879	33%	163,626	125,621	30%
Other income and (expenses)	1,090	14,955	-93%	2,963	32,888	-91%
Income (loss) from equity method investments	527	2,791	-81%	3,641	4,565	-20%
Income (loss) before income taxes	54,529	57,625	-5%	170,230	163,074	4%
Provision for income taxes	9,641	14,354	-33%	18,231	30,900	-41%
Net income (loss)	$44,888	$43,271	4%	$151,999	$132,174	15%

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

As a result of the adoption of accounting standards update 2014-09, revenues of $16.2 million were recognized in the third quarter of 2018 related to certain transactions that met the material conditions for recognition, but closed during the fourth quarter. Under our previous revenue recognition policy which was in effect prior to January 1, 2018, these revenues would have been recognized in the fourth quarter of 2018. In addition, revenues of $36.9 million were recognized in the second quarter of 2018 related to transactions that closed during the third quarter of 2018. Under our previous revenue recognition policy, these revenues would have been recognized in the third quarter of 2018.

Three Months Ended September 30, 2018 versus 2017

Revenues were $207.7 million for the three months ended September 30, 2018 as compared with $170.0 million for the same period in 2017, representing an increase of 22%. The increase in revenues was primarily driven by significant growth in our M&A activity, an increase in our restructuring activity and higher average fees earned per completed transaction.

For the three months ended September 30, 2018 and 2017 we earned revenues from 129 and 121 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 51 clients from 40 clients for the same period of 2017.

Nine Months Ended September 30, 2018 versus 2017

Revenues were $647.5 million for the nine months ended September 30, 2018 as compared with $515.4 million for the same period in 2017, representing an increase of 26%. The increase in revenues was primarily driven by significant growth in our M&A activity and higher average fees earned per completed transaction.

For the nine months ended September 30, 2018 and 2017 we earned revenues from 246 and 251 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 150 clients from 131 clients for the same period of 2017.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Variance	September 30,		Variance
($ in thousands)	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Expenses:
Compensation and benefits	$120,701	$99,694	21%	$375,987	$302,228	24%
% of revenues	58%	59%		58%	59%
Non-compensation expenses	$34,110	$30,468	12%	$107,933	$87,599	23%
% of revenues	16%	18%		17%	17%
Total operating expenses	$154,811	$130,162	19%	$483,920	$389,827	24%
% of revenues	75%	77%		75%	76%

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

Three Months Ended September 30, 2018 versus 2017

Operating expenses were $154.8 million for the three months ended September 30, 2018 and represent 75% of revenues, compared with $130.2 million for the same period in 2017 which represented 77% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and the absence of contra expenses related to client reimbursements.

Nine Months Ended September 30, 2018 versus 2017

Operating expenses were $483.9 million for the nine months ended September 30, 2018 and represented 75% of revenues, compared with $389.8 million for the same period in 2017 which represented 76% of revenues. The increase in operating expenses was generally in-line with the growth in revenues and was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and the absence of contra expenses related to client reimbursements.

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

Three Months Ended September 30, 2018 versus 2017

For the three months ended September 30, 2018, compensation‑related expenses of $120.7 million represented 58% of revenues, compared with $99.7 million of compensation-related expenses which represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenues and equity amortization during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $80.5 million and $66.4 million for the three months ended September 30, 2018 and 2017, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $40.2 million and $33.3 million for the three months ended September 30, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

Nine Months Ended September 30, 2018 versus 2017

For the nine months ended September 30, 2018, compensation related expenses of $376.0 million and represent 58% of revenues, compared with $302.2 million which represented 59% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater revenues and equity amortization during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $234.8 million and $196.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in fixed compensation costs relates increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $141.2 million and $105.6 million for the nine months ended September 30, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

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

Three Months Ended September 30, 2018 versus 2017

For the three months ended September 30, 2018, non‑compensation expenses of $34.1 million represented 16% of revenues, compared with $30.5 million which represented 18% of revenues in the prior year period. The increase in non-compensation expense was primarily due to increased headcount and the absence of contra expenses related to client reimbursements.

Nine Months Ended September 30, 2018 versus 2017

For the nine months ended September 30, 2018, non-compensation expenses of $107.9 million represented 17% of revenues, compared with $87.6 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense was primarily due to increased headcount and the absence of contra expenses related to client reimbursements.

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

Three Months Ended September 30, 2018 versus 2017

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $0.5 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 versus 2017

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $3.6 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Three Months Ended September 30, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $9.6 million and 18% and $14.4 million and 25% for the three months ended September 30, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes. The decrease in the effective tax rate is primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018 as a result of the enactment of the Tax Cuts and Jobs Act in 2017. The decrease in effective tax rate was partially offset by the increase in tax due to the increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offerings in March and August 2018.

Nine Months Ended September 30, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $18.2 million and 11% and $30.9 million and 19% for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local entity-level taxes. The decrease in the effective tax rate is primarily attributable to the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018 as a result of the enactment of the Tax Cuts and Jobs Act in 2017 and the excess tax benefit recognized in connection with the delivery of share based compensation, partially offset by the increase in tax due to the increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offerings in March and August 2018.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2018 and December 31, 2017, the Company had cash equivalents of $34.5 million and $127.2 million, respectively, invested in U.S. Treasury instruments, government debt securities and government securities money market funds. Additionally, as of September 30, 2018 and December 31, 2017, the Company had cash of $52.4 million and $86.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2018 and December 31, 2017, the Company held $144.7 million and $95.8 million of government debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2018 and December 31, 2017 accounts receivable were $54.7 million and $56.7 million, respectively, net of allowances of $1.5 million and $1.4 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2018, the Company had no borrowings under the credit facility.

As of September 30, 2018, the Company’s available credit under this facility was $60.3 million as a result of the issuance of an aggregate amount of $4.7 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.47 per share to be paid on November 14, 2018 to Class A common stockholders of record on November 1, 2018. During the nine months ended September 30, 2018 the Company paid aggregate dividends of $4.41 per share, which included two special dividend of $1.50 per share and three regular quarterly dividends of $0.47 per share.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of September 30, 2018 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Nine Months Ended
	September 30,
($ in thousands)	2018	2017
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$151,999	$132,174
Non-cash charges	99,829	58,280
Other operating activities	(19,238)	(55,170)
Total operating activities	232,590	135,284
Investing Activities	(53,689)	(87,262)
Financing Activities	(304,349)	(241,806)
Effect of exchange rate changes	(778)	2,588
Net increase (decrease) in cash	(126,226)	(191,196)
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$87,668	$128,389

Nine months ended September 30, 2018

Cash, cash equivalents and restricted cash were $87.7 million at September 30, 2018, a decrease of $126.2 million from $213.9 million at December 31, 2017. Operating activities resulted in a net inflow of $232.6 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $53.7 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $304.3 million primarily related to the payment of dividends and tax distributions.

Nine months ended September 30, 2017

Cash, cash equivalents and restricted cash were $128.4 million at September 30, 2017, a decrease of $191.2 million from $319.6 million at December 31, 2016. Operating activities resulted in a net inflow of $135.3 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $87.3 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $241.8 million primarily related to the payment of dividends and tax distributions.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2018:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,445 of committed sublease income)	$70,305	$19,434	$23,760	$14,718	$12,393
Amount due pursuant to Tax Receivable Agreement	323,226	11,177	29,839	52,612	229,598
Total	$393,531	$30,611	$53,599	$67,330	$241,991

As of September 30, 2018, the Company has a total payable of $323.2 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first nine months of 2018.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements except for those described under “Contractual Obligations” above.

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, U.S. government agency debt securities and U.S. treasury instruments. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2018 and 2017, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a loss of $0.7 million and a gain of $1.0 million, respectively, and a loss of $0.9 million and a gain of $2.4 million for the nine months ended September 30, 2018 and 2017, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2018 and 2017, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
July 1 - July 31	3,353	$63.70	$—	$20.0 million
August 1 - August 31	—	—	—	20.0 million
September 1 - September 30	5,539	55.40	—	20.0 million
Total	8,892	$58.53	$—	$20.0 million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of October, 2018.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer