Form 10-K
period 2018-12-31
Moelis & Co
filed 2019-02-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001‑36418

(Exact name of registrant as specified in its charter)

Delaware	46‑4500216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue, 5th Floor, New York NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 883‑3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2018 was $2,340 million.

As of February 13, 2019, there were 45,557,272 shares of Class A common stock, par value $0.01 per share, and 10,493,358 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with nearly 600 advisory professionals, including 130 Managing Directors, based in 19 geographical locations around the world. We have demonstrated strong financial performance, achieving revenues of $885.8 million in 2018, our eleventh full year of operations, and have advised on over $2.5 trillion of transactions since inception.

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

For our clients in financial distress, we partner senior recapitalization and restructuring professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, almost 60% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We understand that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective from all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses, and we help these clients realize value which leads to further M&A activity for us.

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

Globally Integrated Firm with Innovative Advisory Solutions:  We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 19 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 130 global Managing Directors, which include 66 former sector and product heads from major investment banks. We reinforce our model with a discretionary incentive compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank:  Since our inception in 2007, we have achieved rapid growth, earning revenues of $886 million in 2018. In our early years, we took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire talent. We currently have 19 offices globally with 842 employees, including 130 Managing Directors who have on average over 20 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline:  We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring as the markets and compensation levels have stabilized. We are also highly focused on growing our Managing Directors through internal promotions, adding to our talent base with individuals that are engrained in our culture and have proven track records on our platform. Currently, approximately 30% of our Managing Directors have been internally promoted. We believe our investment in talent at the junior level creates a self-sustaining pool of Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Significant Organic Growth Opportunities:  We have made significant investments in our intellectual capital with the hiring or promotion of over 70 Managing Directors in the last five years. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, which has resulted in the hiring of over 600 analysts and associates from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform:  Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful client concentration, with our top 10 transactions representing less than 20% of our revenues in 2018. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

We recruit our junior bankers from the world’s leading undergraduate and graduate programs. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 600 analysts and associates from these programs. We devote significant time and resources to training and mentoring our employees and have implemented a generalist program in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2018, we had 845 employees globally, including 583 advisory professionals and 125 Managing Directors.

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

On April 10, 2017, Moelis Australia consummated its initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). We continue to hold our original position of 50 million shares of MOE; however, as a result of the initial public offering and subsequent follow-on offerings, the Company’s ownership interest has been diluted to less than 50%. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement pursuant to which Moelis Australia continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

Our Strategic Alliances

Sumitomo Mitsui Banking Corporation and its Subsidiary, SMBC Nikko Securities Inc.

Effective January 1, 2012, we entered into a strategic alliance with Sumitomo Mitsui Banking Corporation (“SMBC”) and its subsidiary, SMBC Nikko Securities Inc. (“Nikko”) to provide advisory services, including advising on mergers, acquisitions, divestitures, restructurings and other corporate finance matters, to Japanese companies in regions where our firms conduct business. The alliance provides us and our clients with access to the Japanese market and provides us with opportunities to advise Japanese clients on the full suite of our advisory services, with a particular focus on cross‑border M&A. Established in 1876 as Mitsui Bank, SMBC is the second largest bank in Japan based on market capitalization. Nikko is one of the five major securities companies in Japan.

Alfaro, Dávila y Scherer, S.C.

Effective September 2, 2016, we entered into a strategic alliance with Alfaro, Dávila y Scherer, S.C. (“ADS”), the leading independent strategic and financial advisory firm in Mexico, to provide advisory services to our global client base with a focus on cross-border transactions. ADS’s successful track record of developing long-term relationships and advising multinational corporations and privately held companies in strategic transactions benefits our global clients looking to expand into Mexico or for Mexican corporates eager to grow internationally. With this strategic alliance, coupled with our office in Brazil, Moelis & Company has a presence in the two largest markets in Latin America.

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

Elizabeth Crain

Chief Operating Officer

John A. Allison,

Chairman of the Executive Advisory Council of the Cato Institute’s Center for Monetary and Financial Alternatives, member of the Cato Institute’s Board of Directors and Former Co‑Chairman and CEO of BB&T Corp.

Yolonda C. Richardson,

Executive Vice President of Global Programs for the Campaign for Tobacco Free Kids and the Global Health Advocacy Incubator

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2018).

Note: All entities on the chart above are incorporated or formed in Delaware.

Sole

General

Partner

1.	Includes certain current and former Managing Directors and employees of the Company.

2.	Mr. Moelis controls the managing member of Partner Holdings. See ”-- Rights of Partner Holdings and Stockholders Agreement.”

3.

A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See “--Amended and Restated Limited Partnership Agreement of Group LP–Voting and Economic Rights.”

4.	Includes certain non-U.S. based Managing Directors and employees, who hold Class A common stock. Class A common stock may be held directly or indirectly.

Operating Entities

Moelis & Company

Group LP

Moelis & Company

Group GP LLC

Class A Partnership Units Non-Voting 78% Economic Interest3

100% Equity Interest

Exchangeable Class A Partnership Units Non-Voting 18% Economic Interest

Moelis & Company

Class B Common Stock 70% Voting Interest

Class A Common Stock 29% Voting Interest

Class A Common Stock 1% Voting Interest

Exchangeable Class A Partnership Units Non-Voting 4% Economic Interest

Moelis & Company Partner Holdings LP2

Certain Managing Director and Other Employees1

Public Stockholders

Certain Former Group LP and Old Holdings Unitholders4

Certain

Pre-IPO

Group LP Unitholders

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

Group LP Class A partnership units and Moelis & Company Class A common stock held by our Managing Directors (including through Partner Holdings) are subject to lock‑up agreements for four years from the date of our initial public offering. After this period, Group LP Class A partnership units held by a Managing Director will become exchangeable into Class A common stock or cash as described above and Moelis & Company Class A common stock held by a Managing Director will become transferable, in each case in three equal installments on each of the fourth, fifth and sixth anniversary of our initial public offering. In connection with the follow-on offerings of Class A common stock in March and August of 2018, the number of Group LP Class A partnership units subject to lock-up decreased and is currently 10,398,557 units. If a Managing Director terminates his or her employment with the Company prior to the end of the lock‑up period, the Company will be entitled to extend the lock‑up period until up to the tenth anniversary of our initial public offering. We may waive the transfer and exchange restrictions set forth in the Group LP amended and restated limited partnership agreement, including in connection with an offering of shares of our Class A common stock by our Managing Directors. In addition, these restrictions cease to apply upon the death or termination of employment by us due to disability of the applicable Managing Director with respect to such Managing Director’s Group LP Class A partnership units.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2018 and 2017 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 4, 2019 and January 4, 2018, respectively.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. We had 198 clients and 175 clients paying fees equal to or greater than $1 million in 2018 and 2017, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

Our joint venture, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

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

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and talent and by subjecting us to legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. Our employees’ improper use or disclosure of confidential information provided by our clients, could subject us to regulatory sanctions and we could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse affect on our business. It is not always possible to deter employee misconduct, and there can be no assurance that the precautions we take to prevent and detect misconduct will be effective in all cases. If our employees engage in misconduct, our business could be materially adversely affected.

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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. Litigation risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

As a participant in the financial services industry, we are subject to extensive financial regulation in the U.S. and internationally. We are subject to general laws and regulations in the jurisdictions in which we operate.

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

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as a financial advisor and could impair executive retention or recruitment. For example, we are subject to bribery and anti-corruption regulation, especially with respect to businesses we conduct for clients that are governmental entities or owned by governmental entities. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our financial condition and business and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

We are exposed to risks and costs associated with protecting the integrity and security of our clients’, employees’ and others’ personal data and other sensitive information.

As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with increasingly stringent U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our information systems collecting such information. For example, the European Union's General Data Protection Regulation ("GDPR"), which becomes effective in May 2018 and replaces the current data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data.  Any failure to comply with these regulations could expose us to liability and/or reputational damage.

If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through cyber-attacks, systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Our business is subject to various cybersecurity and other operational risks.

We face various cybersecurity and other operational risks related to our business on a day‑to‑day basis. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber‑attacks and a successful breach could lead to shutdowns or disruptions of our systems or third‑party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third‑party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber‑attacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. If our or third‑party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. Phishing attacks and email spoofing attacks are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. In addition, our investment banking professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, or our systems are otherwise compromised or do not operate properly, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and reputational harm and in turn materially adversely affect our business.

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

In addition, a disaster or other business continuity problem, such as a pandemic, other man‑made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and if we were unable to timely and successfully recover that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

In 2018, we earned approximately 17% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

On June 23, 2016, the U.K. voted to exit the European Union (“EU”). The U.K. is due to exit the EU on March 29, 2019. The exit arrangements and future relationship between the EU and U.K. are currently uncertain and difficult to predict, and such uncertainty regarding their outcome may continue for a significant period of time. The exit arrangements and the uncertainty around them may have an adverse impact on M&A transactions in Europe and our business therefrom and increase our legal, compliance and operational costs in Europe.

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

Moelis & Company is controlled by Mr. Moelis, through his control of Partner Holdings. Mr. Moelis’ interests may differ from those of other stockholders. As of December 31, 2018, Mr. Moelis controls approximately 70% of the voting interest in Moelis & Company primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has a majority of the voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, he has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of Moelis & Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of Moelis & Company. Mr. Moelis’ voting control could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Mr. Moelis over us, our agreements entered into with him prior to or in connection with our initial public offering may not have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S‑3 Registration No. 333‑203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 13, 2019, we had outstanding 45,557,272 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, holders of a significant amounts of Group LP Class A partnership units may elect to exchange their units and they may receive shares of our Class A common stock. Further, restrictions on sales of certain shares of Class A common stock by certain of our pre‑IPO equity holders expired on April 22, 2015, and such shares are now eligible for resale from time to time, and employees who have received shares of Class A common stock upon settlement of restricted stock units are currently able to sell such shares, subject to any blackout periods we impose on employees and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). On April 30, 2015, we entered into an agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), our strategic alliance partner. The agreement permits SMBC, subject to the terms of the Group LP limited partnership agreement, to exchange its Group LP Class A partnership units (2,560,107 units) on or after July 1, 2015. Existing Group LP Class A partnership unitholders (including certain Managing Directors) owned, as of February 13, 2019, an aggregate of 13,053,465 Class A partnership units. Our amended and restated certificate of incorporation allows the exchange of Class A partnership units in Group LP (other than those held by us) for shares of our Class A common stock on a one‑for‑one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Further, Partner Holdings held 10,493,358 shares of our Class B common stock, which will be convertible into 5,807 shares of our Class A common stock. Shares of Class A common stock (including those issuable upon exchange of Group LP partnership units) that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale from time to time, subject to certain contractual restrictions and to restrictions under the Securities Act.

The general partner of Group LP (“General Partner”) has determined that certain holders of Group LP Class A partnership units will be eligible to exchange on a one‑for‑one basis for our Class A common stock in May 2019, subject to the General Partner’s discretion to postpone or cancel the redemption date. The number of units eligible for exchange on such date is up to 2,777,501 units, 2,560,107 of which are Group LP partnership units held by SMBC. Holders who elect to exchange may choose to sell or hold the Class A common stock. Units eligible for exchange in May 2019 exclude 10,275,964 units held by Managing Directors that they received as Managing Directors which units remain subject to lock‑up provisions through the sixth anniversary of our initial public offering. Approximately 1% of the outstanding Group LP Class A partnership units are no longer subject to lock-up provisions. 1% and 98% of the outstanding Group LP Class A partnership units will become transferable on the fifth and sixth anniversary of our initial public offering, respectively. The General Partner intends to establish redemption dates from time to time in the ordinary course in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates.

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

On February 5, 2019, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a regular quarterly dividend of $0.50 per share. The $1.75 per share will be paid on March 29, 2019 to Class A common stockholders of record on February 19, 2019. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

As of February 13, 2019, there were approximately 97 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company has increased the quarterly dividend at least annually. On February 5, 2019, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a quarterly dividend of $0.50 per share. The $1.75 per share will be paid on March 29, 2019 to Class A common stockholders of record on February 19, 2019.

Concurrent with the payment of dividends to the holders of Class A common stock, the Company generally pays dividend equivalents, in the form of unvested restricted stock units (“RSU”). RSUs are typically granted as part of annual incentive compensation and to new hires. The dividend equivalents have the same vesting and delivery terms as the underlying RSUs.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from April 15, 2014 through December 31, 2018, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in our initial public offering of Class A common stock on April 15, 2014, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2018

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2018. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
October 1 - October 31	39,968	$42.16	—	$20.0	million
November 1 - November 30	40,851	39.39	35,671	18.6	million
December 1 - December 31	153,819	35.67	150,000	13.2	million
Total	234,638	$37.43	185,671	$13.2	million

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. Subsequent to December 31, 2018, an additional $3.5 million of shares were repurchased under the program. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated.

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

The selected historical financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included this Form 10‑K.

We derived the selected historical financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from our audited consolidated and combined financial statements which are not included in this Form 10‑K.

	Year Ended December 31,
($ in thousands, except per share data)	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
Statement of Operations Data
Revenues	$885,840	$684,615	$613,373	$551,863	$518,750
Expenses:
Compensation and benefits	513,863	401,384	360,893	311,224	377,219
Non-compensation expenses	145,196	118,949	91,391	103,136	93,787
Total operating expenses	659,059	520,333	452,284	414,360	471,006
Operating income (loss)	226,781	164,282	161,089	137,503	47,744
Other income and expenses	4,509	177,728	509	2,085	736
Income (loss) from equity method investments	7,162	8,341	5,076	4,476	(2,185)
Income (loss) before income taxes	238,452	350,351	166,674	144,064	46,295
Provision for income taxes	30,448	223,827	24,809	23,847	13,740
Net income (loss)	$208,004	$126,524	$141,865	$120,217	$32,555
Net income (loss) attributable to noncontrolling interest	67,324	97,124	103,478	87,113	35,567
Net income (loss) attributable to Moelis & Company	$140,680	$29,400	$38,387	$33,104	$(3,012)
Weighted-average shares of Class A common stock outstanding
Basic	43,216,358	30,597,058	20,933,757	20,021,652	15,911,819
Diluted	50,690,528	37,675,511	24,242,302	21,362,571	15,911,819
Net income (loss) attributable to holders of shares of Class A common stock per share
Basic	$3.26	$0.96	$1.83	$1.65	$(0.19)
Diluted	$2.78	$0.78	$1.58	$1.55	$(0.19)
Dividends declared per share of Class A common stock	$4.88	$2.48	$3.29	$1.00	$1.40
Statement of Financial Condition Data (period end)
Total assets	$914,375	$699,068	$598,800	$539,461	$464,249
Total liabilities	542,622	354,812	347,359	282,043	289,864
Equity	371,753	344,256	251,441	257,418	174,385
Other Data and Metrics
Bankers at period-end	583	512	446	462	381
Managing Directors at period-end	125	118	102	105	94
Number of fee-paying clients	308	311	305	269	256
Number of fee-paying clients ≥ $1M	198	175	167	139	130
% of total revenue from top 10 transactions	18%	18%	20%	25%	23%

(1)

Results of operations for the year ended December 31, 2018 include approximately $3.5 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO. Revenues include $16.7 million of reimbursable expenses and $4.8 million for transactions recognized during 2018 that closed during the subsequent period, both related to the adoption of ASU 2014-09, “Revenue from Contracts with Customers”. Prior to ASU 2014-09, such reimbursements would have decreased non-compensation expenses by $16.7 million.

(2)

Results of operations for the year ended December 31, 2017 include approximately $4.2 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO. In addition, other income and expenses includes a gain of approximately $134.7 million from the reduction in liability pursuant to the tax receivable agreement, and provision for income taxes includes expense of approximately $181.0 million principally from the remeasurement of the Company’s net deferred tax assets, both in connection with the

Tax Cuts and Jobs Act enacted on December 22, 2017. Other income and expenses also includes $41.7 million of gains from Moelis Australia’s IPO in April 2017 and subsequent share issuances through the remainder of the year.

(3)

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

(5)

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

As of December 31, 2018, we served our clients globally with 583 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2018 and 2017 referenced throughout this Form 10-K was obtained from Thomson Financial as of January 4, 2019 and January 4, 2018, respectively.

For the year ended December 31, 2018, we earned revenues of $885.8 million, or an increase of 29% from the $684.6 million earned during the same period in 2017. This compares favorably with a 3% decrease in the number of global completed M&A transactions greater than $100 million in the same period. The increase in revenues was driven by significant growth in our M&A activity and restructuring activity and a greater amount of transactions completed during the year, including higher average fees earned per completed transaction.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. Despite the strong activity levels at the firm, the temporary shutdown of the U.S. government and its backlog of work could affect the near-term approval and timing of deal completions. In addition, we continue to see slower activity in Europe, partially attributable to geo-political issues such as the U.K.’s exit from the EU, which could negatively impact our business in that region. Restructuring activity continues to be a strong and steady contributor to our business despite the low default environment.

As our team of investment banking professionals expands and continues to gain traction, we expect global collaboration between our bankers to deepen and continue to resonate with clients. Our current conversations with clients remain strong, and we continue to experience a growing global demand for independent advice as clients evaluate a wide range of strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			Variance
($ in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues	$885,840	$684,615	$613,373	29%	12%
Expenses:
Compensation and benefits	513,863	401,384	360,893	28%	11%
Non-compensation expenses	145,196	118,949	91,391	22%	30%
Total operating expenses	659,059	520,333	452,284	27%	15%
Operating income (loss)	226,781	164,282	161,089	38%	2%
Other income and (expenses)	4,509	177,728	509	N/M	N/M
Income (loss) from equity method investments	7,162	8,341	5,076	-14%	64%
Income (loss) before income taxes	238,452	350,351	166,674	-32%	N/M
Provision for income taxes	30,448	223,827	24,809	N/M	N/M
Net income (loss)	$208,004	$126,524	$141,865	N/M	N/M

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

As a result of adopting accounting standards update 2014-09, “Revenue from Contracts with Customers”, revenues include $16.7 million of reimbursable expenses and $4.8 million for transactions recognized during 2018 that closed during the subsequent period. Under our previous revenue recognition policy which was in effect prior to January 1, 2018, the $16.7 million of revenues would have been netted within non-compensation expenses and the $4.8 million would be recognized in 2019. See Note 2 of the consolidated financial statements included in this Form 10-K for further information.

Year Ended December 31, 2018 versus 2017

Revenues were $885.8 million for the year ended December 31, 2018 compared with $684.6 million for the same period in 2017, representing an increase of 29%. This compares favorably with a 3% decrease in the number of globally completed M&A transactions greater than $100 million in the same period. The increase in revenues was primarily driven by significant growth in our M&A activity and higher average fees earned per completed transaction.

The number of clients we advised decreased year‑over‑year from 311 clients in 2017 to 308 clients in 2018, and the number of clients who paid fees equal to or greater than $1 million increased from 175 clients in 2017 to 198 clients in 2018.

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

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Expenses:
Compensation and benefits	$513,863	$401,384	$360,893	28%	11%
% of revenues	58%	59%	59%
Non-compensation expenses	$145,196	$118,949	$91,391	22%	30%
% of revenues	16%	17%	15%
Total operating expenses	$659,059	$520,333	$452,284	27%	15%
% of revenues	74%	76%	74%

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

Year Ended December 31, 2018 versus 2017

Operating expenses were $659.1 million for the year ended December 31, 2018 and represented 74% of revenues, compared with $520.3 million for the same period in 2017 which represented 76% of revenues. The increase in operating expenses was primarily driven by increased compensation, including higher equity amortization as compared to the prior year, and the absence of contra expenses related to client reimbursements.

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

Year Ended December 31, 2018 versus 2017

For the year ended December 31, 2018, compensation‑related expenses of $513.9 million represented 58% of revenues, compared with $401.4 million which represented 59% of revenues in the prior year. The increase in compensation expenses was primarily driven by greater revenues which resulted in increased bonus expense. Also, equity amortization increased during 2018 as compared with 2017.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $316.8 million and $259.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in fixed compensation expense relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $197.1 million and $142.2 million for the years ended December 31, 2018 and 2017, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher revenues earned, partially offset by the increase in fixed compensation expense.

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

Non‑Compensation Expenses

Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses. Beginning in 2018, any expenses reimbursed by clients are presented within revenues on the consolidated statement of operations, except for certain transactions where the expenses are deferred and presented within prepaid expenses and other assets on the consolidated statements of financial condition. Prior to 2018, client expense reimbursements were netted within non-compensation expenses within the consolidated statement of operations.

Historically, our non-compensation expenses associated with business development have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Year Ended December 31, 2018 versus 2017

Non‑compensation expenses were $145.2 million in the year ended December 31, 2018, representing 16% of revenues, compared with $118.9 million, or 17% in the prior year. The increase in non-compensation expense was primarily due to increased headcount and the absence of contra expenses related to client reimbursements.

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

Year Ended December 31, 2018 versus 2017

Income (loss) from equity method investments related to our share of income and losses of Moelis Australia, was income of $7.2 million and $8.4 million for the years ended December 31, 2018 and 2017, respectively.

Year Ended December 31, 2017 versus 2016

Income (loss) from equity method investments related to our share of income and losses of Moelis Australia, was income of $8.4 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Years Ended December 31, 2018 versus 2017

The Company’s provision for income taxes and effective tax rates were $30.4 million and 13% and $223.8 million and 64% for the years ended December 31, 2018 and 2017, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The Company’s effective tax rate in 2017 included the impact of the remeasurement of the Company’s net deferred tax assets in connection with the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the U.S. corporate federal tax rates from 35% to 21% beginning in 2018. The remeasurement resulted in a decrease in the Company’s net deferred tax assets of $181.0 million and consequently an increase in its effective tax rate in 2017. Setting aside the U.S. tax reform related impact, the decrease in the effective tax rate in 2018 is primarily attributable to the excess tax benefit recognized in connection with the delivery of share-based compensation for the appreciation of the Company’s stock price between employee equity grant date and delivery date and the reduction in the U.S. federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The decrease in effective tax rate was partially offset by the increase in tax due to the increase in the allocable share of earnings subject to the corporate income tax rate as a result of the Company’s follow-on offerings in March and August 2018.

Years Ended December 31, 2017 versus 2016

The Company’s provision for income taxes and effective tax rates were $223.8 million and 64% and $24.8 million and 15% for the years ended December 31, 2017 and 2016, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the allocable earnings to noncontrolling interests being subject to UBT and certain other foreign, state, and local taxes. The increase in the effective tax rate is primarily attributable to the impact of the remeasurement of and resulting decrease in the Company’s net deferred tax assets principally in connection with the Tax Cuts and Jobs Act, which reduced the U.S. corporate federal tax rate for future years. The increase in the overall effective tax rate is also a function of the increase in the allocable share of earnings subject to corporate income tax rate primarily as a result of the Company’s follow-on offerings in January and July 2017, which involved Group LP Class A partnership units being exchanged for common stock, partially offset by the recognition of excess tax benefits from equity-based compensation pursuant to ASU 2016-09. See Note 7 of the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our current assets have historically comprised cash, short term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year in respect of the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash before dividends and share buybacks then typically builds over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2018 and December 31, 2017, the Company had cash equivalents of $201.4 million and $127.2 million, respectively, invested in U.S. Treasury instruments, government debt securities, and government securities money market. Additionally, as of December 31, 2018 and December 31, 2017, the Company had cash of $59.7 million and $86.0 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. The Company held $80.5 million and $95.8 million of government debt securities classified as investments as of December 31, 2018 and 2017, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2018 and 2017 accounts receivable were $54.4 million and $56.7 million, respectively, net of allowances of $2.0 million and $1.4 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2018, the Company had no borrowings under the credit facility.

As of December 31, 2018, the Company’s available credit under this facility was $60.2 million as a result of the issuance of an aggregate amount of $4.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

On February 5, 2019, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a regular quarterly dividend of $0.50 per share. The $1.75 per share will be paid on March 29, 2019 to Class A common stockholders of record on February 19, 2019. During the year ended December 31, 2018, the Company paid aggregate dividends of $4.88 per share which included two special dividends of $1.50 per share and four regular quarterly dividends of $0.47 per share.

During the year ended December 31, 2018, the Company repurchased 185,671 shares pursuant to the Company’s share repurchase program at a total cost of $6.7 million. Subsequent to December 31, 2018, an additional $3.5 million of shares were repurchased under the program. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the consolidated financial statements as of December 31, 2018 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$208,004	$126,524	$141,865
Non-cash charges	131,366	116,682	76,070
Other operating activities	51,519	(10,023)	13,639
Total operating activities	390,889	233,183	231,574
Investing Activities	9,284	(69,433)	1,383
Financing Activities	(351,741)	(272,512)	(158,017)
Effect of exchange rate changes	(555)	3,071	(4,196)
Net increase (decrease) in cash	47,877	(105,691)	70,744
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585	248,841
Cash, cash equivalents, and restricted cash, end of period	$261,771	$213,894	$319,585

Year Ended December 31, 2018

Cash, cash equivalents and restricted cash were $261.8 million at December 31, 2018, an increase of $47.9 million from $213.9 million of cash, cash equivalents and restricted cash at December 31, 2017. Operating activities resulted in a net inflow of $390.9 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $9.3 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $351.7 million primarily related to the payment of dividends and tax distributions.

Year Ended December 31, 2017

Cash, cash equivalents and restricted cash were $213.9 million at December 31, 2017, a decrease of $105.7 million from $319.6 million of cash, cash equivalents and restricted cash at December 31, 2016. Operating activities resulted in a net inflow of $233.2 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $69.4 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $272.5 million primarily related to the payment of dividends and tax distributions.

Year Ended December 31, 2016

Cash, cash equivalents and restricted cash were $319.6 million at December 31, 2016, an increase of $70.7 million from $248.8 million of cash, cash equivalents and restricted cash at December 31, 2015. Operating activities resulted in a net inflow of $231.6 million primarily attributable to net income and the impact of non-cash equity-based compensation charges on net income. Investing activities resulted in a net inflow of $1.4 million primarily attributable to the net proceeds from sales of investments, partially offset by the purchase of fixed assets. Financing activities resulted in a net outflow of $158.0 million primarily related to dividends and distributions to shareholders and partners.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2018:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,199 of committed sublease income)	$64,971	$19,212	$20,820	$13,863	$11,076
Amount due pursuant to Tax Receivable Agreement	311,246	13,235	39,862	47,133	211,016
Total	$376,217	$32,447	$60,682	$60,996	$222,092

As of December 31, 2018, the Company has a total payable of $311.2 million due pursuant to the tax receivable agreement in the consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. During 2018, we made payments of $11.0 million pursuant to the tax receivable agreement.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2018, 2017 and 2016, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income was a loss of $0.5 million, a gain of $2.3 million and a loss of $1.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of our advisory contracts is less than one year (as allowed per ASC 340-40-25-1). Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing our advisory services and are typically expensed as incurred, except where the transfer and consumption of our services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when it receives fees from clients that have not yet been earned (e.g. an upfront fee) or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2018, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2018, 2017 and 2016, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, and the related notes and schedule, of the Company, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

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

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$261,100	$213,191
Restricted cash	671	703
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $1,975 and $1,433 as of December 31, 2018 and December 31, 2017, respectively	54,412	56,725
Accrued and other receivables	14,199	4,868
Total receivables	68,611	61,593
Deferred compensation	8,788	8,848
Investments at fair value (cost basis $80,717 and $96,351 as of December 31, 2018 and December 31, 2017, respectively)	80,650	96,108
Equity method investment	63,274	58,848
Equipment and leasehold improvements, net	12,731	10,458
Deferred tax asset	402,859	234,000
Prepaid expenses and other assets	15,691	15,319
Total assets	$914,375	$699,068
Liabilities and Equity
Compensation payable	$197,741	$145,152
Accounts payable and accrued expenses	19,784	18,323
Amount due pursuant to tax receivable agreement	311,246	177,148
Deferred revenue	7,074	4,948
Other liabilities	6,777	9,241
Total liabilities	542,622	354,812
Commitments and Contingencies (See Note 13)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 47,031,095 issued and 45,604,980 outstanding at December 31, 2018; 1,000,000,000 authorized, 34,163,042 issued and 33,455,626 outstanding at December 31, 2017)	470	342
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,493,358 issued and outstanding at December 31, 2018; 1,000,000,000 authorized, 19,912,230 issued and outstanding at December 31, 2017)	105	199
Treasury stock, at cost; 1,426,115 and 707,416 shares as of December 31, 2018 and December 31, 2017, respectively	(56,661)	(23,188)
Additional paid-in-capital	697,938	487,163
Retained earnings (accumulated deficit)	(237,782)	(139,918)
Accumulated other comprehensive income (loss)	291	352
Total Moelis & Company equity	404,361	324,950
Noncontrolling interests	(32,608)	19,306
Total equity	371,753	344,256
Total liabilities and equity	$914,375	$699,068

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$885,840	$684,615	$613,373
Expenses
Compensation and benefits	513,863	401,384	360,893
Occupancy	18,952	17,101	18,696
Professional fees	25,311	19,954	12,574
Communication, technology and information services	29,747	25,173	22,025
Travel and related expenses	42,264	30,634	20,570
Depreciation and amortization	4,625	3,544	3,183
Other expenses	24,297	22,543	14,343
Total expenses	659,059	520,333	452,284
Operating income (loss)	226,781	164,282	161,089
Other income and (expenses)	4,509	177,728	509
Income (loss) from equity method investments	7,162	8,341	5,076
Income (loss) before income taxes	238,452	350,351	166,674
Provision for income taxes	30,448	223,827	24,809
Net income (loss)	208,004	126,524	141,865
Net income (loss) attributable to noncontrolling interests	67,324	97,124	103,478
Net income (loss) attributable to Moelis & Company	$140,680	$29,400	$38,387
Weighted-average shares of Class A common stock outstanding
Basic	43,216,358	30,597,058	20,933,757
Diluted	50,690,528	37,675,511	24,242,302
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$3.26	$0.96	$1.83
Diluted	$2.78	$0.78	$1.58

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$208,004	$126,524	$141,865
Unrealized gain (loss) on investments	-	(465)	(249)
Foreign currency translation adjustment, net of tax	(453)	2,292	(1,485)
Other comprehensive income (loss)	(453)	1,827	(1,734)
Comprehensive income (loss)	207,551	128,351	140,131
Less: Comprehensive income attributable to noncontrolling interests	67,249	98,056	102,395
Comprehensive income (loss) attributable to Moelis & Company	$140,302	$30,295	$37,736

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$208,004	$126,524	$141,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,044	2,895	(277)
Depreciation and amortization	4,625	3,544	3,183
(Income) loss from equity method investments	(7,162)	(8,341)	(5,076)
Equity-based compensation	123,037	96,295	77,050
Deferred tax provision	6,538	191,697	(1,014)
Gain on equity method investment	—	(41,652)	—
Gain/(Loss) on remeasurement of amount due pursuant to tax receivable agreement	—	(134,665)	—
Other	3,284	6,909	2,204
Changes in assets and liabilities:
Accounts receivable	963	(35,607)	5,536
Accrued and other receivables	(6,036)	2,220	3,562
Prepaid expenses and other assets	(610)	(5,388)	1,872
Deferred compensation	22	(61)	167
Compensation payable	53,083	11,853	10,739
Accounts payable and accrued expenses	1,691	3,611	(6,219)
Deferred revenue	2,126	1,975	(4,018)
Dividends received	2,737	11,672	1,416
Other liabilities	(2,457)	(298)	584
Net cash provided by (used in) operating activities	390,889	233,183	231,574
Cash flows from investing activities
Purchase of investments	(183,972)	(179,807)	(120,906)
Proceeds from sales of investments	199,810	115,640	126,000
Return of capital from equity method investments	—	—	11
Note payments received from employees	366	781	—
Notes issued to employees	—	(400)	(852)
Purchase of equipment and leasehold improvements	(6,920)	(5,647)	(2,870)
Net cash provided by (used in) investing activities	9,284	(69,433)	1,383
Cash flows from financing activities
Dividends and distributions	(313,827)	(255,694)	(154,703)
Payments under tax receivable agreement	(10,994)	(10,386)	—
Proceeds from exercise of stock options	6,846	6,055	—
Treasury Stock Purchases	(33,473)	(12,258)	(3,314)
Class A partnership units and other equity purchased	(293)	(229)	—
Net cash provided by (used in) financing activities	(351,741)	(272,512)	(158,017)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(555)	3,071	(4,196)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,877	(105,691)	70,744
Cash, cash equivalents, and restricted cash, beginning of period	213,894	319,585	248,841
Cash, cash equivalents, and restricted cash, end of period	$261,771	$213,894	$319,585
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$23,491	$31,837	$28,613
Dividends paid, declared in the prior year	$—	$68,066	$—
Other non-cash activity
Dividend equivalents issued	$49,601	$24,657	$23,367
Dividend declared not paid	$—	$—	$68,066
Class A Partnership Units or other equity converted into Class A Common Stock	$30,901	$55,901	$835
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$3,155	$—	$—
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$—	$658	$—
Forfeiture of fully-vested Group LP units or other equity units	$677	$36	$83

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2016	20,536,740	31,229,236	(263,622)	$205	$312	$(7,616)	$190,703	$(15,338)	$108	$89,044	$257,418
Net income (loss)	—	—	—	—	—	—	—	38,387	—	103,478	141,865
Equity-based compensation	308,720	(2,132)	—	4	—	—	73,914	—	—	3,132	77,050
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(651)	(1,083)	(1,734)
Dividends declared ($3.29 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	23,367	(91,278)	—	(154,858)	(222,769)
Treasury stock purchases	—	—	(124,268)	—	—	(3,314)	—	—	—	—	(3,314)
Class A Partnership Units and other equity purchased or converted to Class A Common stock	103,538	(88,911)	—	1	(1)	—	952	—	—	(117)	835
Net excess tax benefit (detriment) from equity-based compensation	—	—	—	—	—	—	(62)	—	—	—	(62)
Other	—	—	—	—	—	—	2,152	—	—	—	2,152
Balance as of December 31, 2016	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	-	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	210	311	(10,930)	295,881	(72,426)	(543)	39,596	252,099
Net income (loss)	—	—	—	—	—	—	—	29,400	—	97,124	126,524
Equity-based compensation	1,708,826	—	—	17	—	—	94,141	—	—	2,137	96,295
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	895	932	1,827
Dividends declared ($2.48 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	24,657	(96,892)	—	(115,393)	(187,628)
Treasury Stock Purchases	—	—	(319,526)	—	—	(12,258)	—	—	—	—	(12,258)
Exercise of Stock options	279,277	—	—	3	—	—	6,052	—	—	—	6,055
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	11,226,067	(11,225,963)	—	112	(112)	—	60,762	—	—	(5,090)	55,672
Equity-based payments to non-employees	—	—	—	—	—	—	5,615	—	—	—	5,615
Other	(126)	—	—	—	—	—	55	—	—	—	55
Balance as of December 31, 2017	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative effect adjustment upon adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	342	199	(23,188)	487,163	(137,080)	669	19,306	347,411
Net income (loss)	—	—	—	—	—	—	—	140,680	—	67,324	208,004
Equity-based compensation	3,123,395	—	—	31	—	—	121,883	—	—	1,123	123,037
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(378)	(75)	(453)
Dividends declared ($4.88 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	49,601	(241,382)	—	(122,046)	(313,827)
Treasury Stock Purchases	—	—	(718,699)	—	—	(33,473)	—	—	—	—	(33,473)
Exercise of Stock options	351,904	—	—	3	—	—	6,843	—	—	—	6,846
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	9,392,754	(9,392,754)	—	94	(94)	—	28,171	—	—	2,437	30,608
Equity-based payments to non-employees	—	—	—	—	—	—	4,277	—	—	—	4,277
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of December 31, 2018	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753

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

Cash, Cash Equivalents and Restricted Cash— Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in U.S. Treasury instruments, government securities money markets and government debt securities.

Effective January 1, 2018, the Company adopted ASU 2016-18 which requires restricted cash to be included in the beginning and ending balances of cash and cash equivalents within the consolidated statement of cash flows. As a result, the beginning and ending balances of the prior period in the consolidated statement of cash flows has been adjusted to include restricted cash.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2018 and 2017, is presented below.

	December 31,
	2018	2017
Cash	$59,705	$86,032
Cash equivalents	201,395	127,159
Restricted cash	671	703
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$261,771	$213,894

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at December 31, 2018 and 2017 were $26,738 and $9,586 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $653, $408 and $263 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) using the modified retrospective approach. As a result, a cumulative adjustment was recorded which decreased retained earnings and increased accumulated other comprehensive income by $317. The adjustment is related to the accumulated unrealized losses in fair value of an equity investment as of December 31, 2017. No prior periods were adjusted as a result of this change in accounting policy. The adoption of ASU 2016-01 requires that changes in fair value of equity investments measured at fair value be recognized in net income prospectively. For each period where a consolidated statement of operations is presented, the Company will disclose the portion of realized and/or unrealized gains and losses related to equity investments held at the reporting date or sold during the period.

Effective September 30, 2018, the Company early adopted ASU 2018-13, “Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value”. As a result, the Company removed its disclosures of the amounts of and reasons for transfers between level 1 and level 2 fair value investments. Level 3 fair value investments that are acquired in the future will not require disclosures of the valuation process but will require disclosure of unrealized gains and losses and the range and weighted average of significant unobservable inputs used to determine the fair value of the level 3 investment.

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

Revenue and Expense Recognition— We earn substantially all of our revenues from advisory engagements and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a revenue reversal will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of our advisory contracts is less than one year. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing our advisory services and are typically expensed as incurred, except where the transfer and consumption of our services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when it receives fees from clients that have not yet been earned (e.g. an upfront fee) or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

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

Adoption of ASU 2014-09

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”, and all related amendments (“Topic 606”) using the modified retrospective method for all contracts. The adoption of the new standard requires the Company to present reimbursable expenses gross in revenues and expenses and to use new revenue recognition patterns as discussed below in the policy. Prior to adoption, client expenses were recorded net of reimbursements. As a result, a cumulative adjustment was recorded which increased the opening balance of accrued and other receivables and retained earnings by $3,722 for outstanding reimbursable expenses at December 31, 2017, which would have been recognized as revenues under the new standard. The tax effect of this adjustment decreased retained earnings by $567, resulting in a net increase to the opening balance of retained earnings of $3,155. No prior periods were adjusted as a result of this change in accounting policy.

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

For the twelve months ended December 31, 2018, there were revenues of $4,788 that met the criteria for recognition during the period although the transactions closed subsequent to the reporting period. For the twelve months ended December 31, 2018, there were $16,694 of reimbursable expenses recognized gross in revenues and expenses in accordance with Topic 606. Total compensation and benefits expense is determined by management primarily based on revenues earned, in addition to other performance and labor market conditions. Compensation and benefits expense has been adjusted in response to the adoption of Topic 606. The aforementioned adjustments had corresponding impacts to accrued and other receivables and compensation payable on our consolidated statement of financial condition.

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

ASC 740‑10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2018, 2017 and 2016, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2018, 2017 and 2016, no such amounts were recorded.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments will retain lease classifications, distinguishing finance leases from operating leases, using criteria that is substantially similar for distinguishing capital leases from operating leases in previous guidance.  Upon adoption, the Company will record lease liabilities and right-of-use (“ROU”) assets measured at the net present value of future lease payments. The aggregate lease liability and ROU asset is projected to be approximately $60,000 to $65,000. We do not anticipate any material changes to our consolidated statements of operations due to the adoption of ASU 2016-02, as the Company is electing to adopt the practical expedient package available in transition which will preserve the existing lease classifications and expense profiles. In July 2018, the FASB also issued ASU No. 2018-11, “Leases” (“ASU 2018-11”). ASU 2018-11 allows entities the option to apply the requirements of ASU 2016-02 as of the adoption date, as opposed to the earliest comparative period presented. The Company anticipates it will apply ASU 2016-02 as of the date of adoption as permitted by ASU 2018-11. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, we do not anticipate any material changes to our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation” (“ASU 2018-07”). ASU 2018-07 simplifies accounting for share-based payment transactions resulting from acquiring goods and services from nonemployees. Awards granted to nonemployees after January 1, 2019, will be measured at grant date fair value, rather than fair value until settled. Upon adoption, any unsettled awards to nonemployees will be measured at fair value as of the adoption date. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon initial evaluation, we do not anticipate any material changes to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement” (“ASU 2018-13”). As of September 30, 2018, the Company has early adopted ASU 2018-13 and removed disclosures of the amounts of and reasons for transfers between level 1 and level 2 fair value investments. Level 3 fair value investments acquired in the future will not require disclosures of the valuation process but will require disclosure of unrealized gains and losses and the range and weighted average of significant unobservable inputs used to determine the fair value of the level 3 investment.

4.    EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted to less than 50% and the Company recognized a gain of approximately $15,170 during the second quarter of 2017, recorded in other income and expenses on the consolidated statement of operations. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments during the second quarter of 2017. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement pursuant to which Moelis Australia continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company. Also, in connection with the offering and new shareholders agreement, the Company and Moelis Australia terminated a put option enabling the key senior Australian executive to sell his shares held in Moelis Australia back to the Company, and a call option held by the Company to purchase additional shares in Moelis Australia. On March 20, 2017, Moelis Australia declared a dividend, of which the Company received $11,672 on April 18, 2017. The Company accounted for the dividend as a return on investment and reduced the carrying value of the investment in Moelis Australia by $11,672 on April 18, 2017.

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

Summary financial information related to Moelis Australia is as follows:

	Year Ended December 31,
	2018	2017	2016
Total revenues	$91,222	$83,602	$41,292
Total expenses	(69,688)	(62,187)	(34,526)
Net Income (loss)	$21,534	$21,415	$6,766

Moelis & Company's Income (loss) from equity method investment	$7,162	$8,366	$3,383

	December 31,	December 31,
	2018	2017
Total assets	$261,513	$222,514
Total liabilities	(91,799)	(54,100)
Net equity	$169,714	$168,414

As of December 31, 2018, 2017 and 2016, the Company’s ownership interest in Moelis Australia was approximately 33%, 33% and 50%, respectively.

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2018	2017
Office equipment	$11,517	$9,639
Furniture and fixtures	4,533	3,424
Leasehold improvements	13,813	11,324
Total	29,863	24,387
Less accumulated depreciation and amortization	(17,132)	(13,929)
Equipment and leasehold improvements, net	$12,731	$10,458

Depreciation and amortization expenses for fixed assets totaled $4,625, $3,544 and $3,183 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of December 31, 2018 and 2017 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	110,529	100,500	10,029	—
Government securities money market	90,866	—	90,866	—
Investments
Government debt securities (1)	1,105	—	1,105	—
U.S. treasury instruments	79,395	7,977	71,418	—
Common stock	150	150	—	—
Total financial assets	$282,045	$108,627	$173,418	$—

(1)	Consists of municipal bonds and agency bonds.

For the twelve months ended December 31, 2018, unrealized losses of $113 were recognized in other income and expenses on the consolidated statement of operations related to common stock held at the reporting date.

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

(1)	Consists of municipal bonds, agency bonds and agency discount notes

For the twelve months ended December 31, 2017, unrealized losses of $125 were recognized in other income and expenses on the consolidated statement of operations related to common stock held at the reporting date.

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

7.    INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2018	2017	2016
U.S.	$237,920	$279,038	$172,401
Non-U.S.	532	71,313	(5,727)
Income (loss) before income taxes	$238,452	$350,351	$166,674

The current and deferred components of the income tax provision for the years ended December 31, 2018, 2017, and 2016 are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$15,023	$19,923	$22,178
State and Local	7,218	4,556	5,361
Foreign	1,393	7,651	(1,716)
	$23,634	$32,130	$25,823
Deferred income taxes:
Federal	$5,221	$192,102	$(848)
State and Local	1,087	1,538	(207)
Foreign	506	(1,943)	41
Total	$30,448	$223,827	$24,809

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	35.0%	35.0%
Increase (decrease) due to state and local taxes	4.0%	2.7%	2.3%
Rate benefit as a U.S. limited partnership/flow through	-6.1%	-10.1%	-21.8%
Estimated re-measurement impact primarily related to the Tax Act	0.0%	51.7%	0.0%
Other income from reduction of amount due pursuant to tax receivable agreement in connection with the Tax Act	0.0%	-14.6%	0.0%
Excess tax benefit from equity compensation delivery	-5.7%	-1.7%	0.0%
Foreign taxes	0.4%	0.7%	-0.9%
Other	-0.8%	0.2%	0.3%
Effective income tax rate	12.8%	63.9%	14.9%

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

	For the Year Ended December 31,
	2018	2017
Net operating loss	$8,397	$7,685
Step-up in tax basis in Group LP assets	356,069	208,799
Deferred Compensation	45,875	28,043
Accrued expenses and other	(468)	292
	409,873	244,819
Valuation allowance on NOL and other	(7,014)	(10,819)
Net deferred tax asset	$402,859	$234,000

The Company recorded an increase in the net deferred tax asset of $168,859 for the twelve months ended December 31, 2018, which was primarily attributable to the step-up in tax basis in Group LP assets resulting from the redemption of Class A partnership units in connection with the Company’s follow-on offerings in March and August 2018. Approximately $171,506 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $145,780) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital. The Company also recorded an increase in the deferred tax asset related to deferred equity compensation, which was principally offset by the vesting and delivery of equity awards during 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete or a reasonable estimate if such accounting is incomplete. The Company recorded a provisional amount related to its analysis of the impact of the Tax Act in its consolidated statements of financial condition for the year ended December 31, 2017. The Company has completed its analysis of the income tax effects of the Tax Act in accordance with SAB 118 and there has been no additional impact recorded.

As of December 31, 2018, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $31,566 for which it has recorded a deferred tax asset of $8,397. Approximately $28,714 of the operating losses (or $7,658 of the deferred tax asset) has an indefinite life and $2,852 of the operating losses (or $739 of the deferred tax asset) will expire on dates between 2019 and 2026.

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

The Company is subject to taxation in certain U.S., state, local, and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2017, 2016, 2015, and 2014 are generally subject to examination by the tax authorities. As of December 31, 2018, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2018, 2017 and 2016.

8.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the year ended December 31, 2018, 2017 and 2016 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2018	2017		2016
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$140,680		$29,400		$38,387
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$140,680		$29,400		$38,387
Denominator:
Weighted average shares of Class A common stock outstanding—basic		43,216,358		30,597,058		20,933,757
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	7,474,170	(b)	7,078,453	(b)	3,308,545
Weighted average shares of Class A common stock outstanding—diluted		50,690,528		37,675,511		24,242,302
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$3.26		$0.96		$1.83
Diluted		$2.78		$0.78		$1.58

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 67,339,974 shares for the year ended December 31, 2018, 63,647,961 shares for the year ended December 31, 2017 and 58,061,255 shares for the year ended December 31, 2016. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2018, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the years ended December 31, 2018, 2017 and 2016, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 243 units for the year ended December 31, 2018, 6,137 units for the year ended December 31, 2017 and 16 units for the year ended December 31, 2016.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of December 31, 2018, partners held 13,053,465 Group LP partnership units, 163,082 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $1,123, $2,137 and $3,132 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $250 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted‑average period of 0.4 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of December 31, 2018, approximately $13 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses of $120,012, $91,598 and $70,303, respectively, in relation to the vesting of RSUs.

The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2018, 2017 and 2016.

	Restricted Stock & RSUs
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	9,357,999	$30.15	8,504,190	$26.70	5,123,481	$28.67
Granted	3,376,027	54.23	3,348,651	37.40	4,197,742	24.11
Forfeited	(127,606)	38.90	(87,615)	30.59	(75,159)	26.04
Vested	(3,845,196)	31.15	(2,407,227)	27.10	(741,874)	28.42
Unvested Balance at December 31,	8,761,224	$37.59	9,357,999	$30.15	8,504,190	$26.70

As of December 31, 2018, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $114,395. The weighted‑average period over which this compensation expense is expected to be recognized at December 31, 2018 is 1.4 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

The Company paid special dividends of $7.05, in aggregate, through December 31, 2018. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $7.05 from $25.00 per share to $17.95 per share.

The following table summarizes activity related to stock options for the years ended December 31, 2018, 2017 and 2016.

	Stock Options Outstanding
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,436,232	$17.95	2,822,728	$17.95	3,081,203	$17.95
Exercises	(351,904)	17.95	(279,277)	17.95	—	17.95
Forfeitures or expirations	(67,261)	17.95	(107,219)	17.95	(258,475)	17.95
Outstanding at December 31,	2,017,067	$17.95	2,436,232	$17.95	2,822,728	$17.95

For the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses of $1,902, $2,560, and $3,615 respectively, in relation to these stock options. As of December 31, 2018, the total compensation expense related to unvested stock options not yet recognized was $630. The weighted-average period over which this compensation expense is expected to be recognized is 0.3 years. Beginning in January of 2017, the Company accounts for forfeitures as they occur per the guidance in ASU 2016-09. See Note 2 for further discussion on this change in accounting policy.

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

As of December 31, 2018, 47,031,095 shares of Class A common stock were issued and 45,604,980 shares were outstanding. As of December 31, 2017, 34,163,042 shares of Class A common stock were issued and 33,455,626 shares were outstanding. The increase in shares of Class A common stock was due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of December 31, 2018, and December 31, 2017, 10,493,358 and 19,912,230 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2018 and 2017, the Company repurchased 718,699 and 319,526 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $33,473 and $12,258, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2018 and 2017.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2018 and 2017, partners held 13,053,465 and 22,472,337 Group LP partnership units, respectively, representing a 22% and 40% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 45,604,980 shares of Class A common stock outstanding at December 31, 2018 (33,455,626 as of December 31, 2017), represents the controlling interest.

11.  RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the years ended December 31, 2018, 2017, and 2016, the Company incurred $1,872, $1,872 and $1,248 in aircraft lease costs to be paid to Manager, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes—As of December 31, 2018, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2017: $552). Any outstanding balances are reflected in other receivables on the consolidated statements of financial condition. The notes held as of December 31, 2018 and 2017 bear a fixed interest rate of 4.00%. During the years ended December 31, 2018, 2017 and 2016, the Company received $366, $781 and $0, respectively, of principal repayments and recognized interest income of $13, $27 and $25, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $537, $1,118 and $1,283 for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of December 31, 2018 and 2017, there were no balances due from Moelis Asset Management LP.

Moelis Australia—As of December 31, 2018 and 2017, the Company had a net balance due to Moelis Australia of $1,673 and $128 due from Moelis Australia, respectively, which are reflected in accrued and other receivables on the consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $1,882, $1,240 and $7,281 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, and 2017, the Company had balances due from Moelis Asset Management LP and its affiliates related to such revenues of $1,628 and $0, respectively.

12.  REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2018, Moelis U.S. had net capital of $63,099, which was $62,849 in excess of its required net capital. At December 31, 2017, Moelis U.S. had net capital of $29,259 which was $29,009 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At December 31, 2018, the aggregate regulatory net capital of Moelis UK was $23,041 which exceeded the minimum requirement by $22,984. At December 31, 2017, the aggregate regulatory net capital of Moelis UK was $50,498, which exceeded the minimum requirement by $50,439.

13.  COMMITMENTS AND CONTINGENCIES

Bank Line of Credit— In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2018 and 2017, the Company had no borrowings under the credit facility.

As of December 31, 2018, the Company’s available credit under this facility was $60,233 as a result of the issuance of an aggregate amount of $4,767 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases—The Company maintains operating leases with expiration dates that extend through 2029. The Company incurred expense relating to its operating leases of $15,965, $15,102 and $15,856 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, during the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period, for the years ended December 31, 2018 and 2017 was $0 and $213, respectively.

The future minimum rental payments required under the operating leases in place at December 31, 2018 are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2019	$19,742	$(530)	$19,212
2020	13,836	(849)	12,987
2021	8,682	(849)	7,833
2022	8,471	(849)	7,622
2023	7,090	(849)	6,241
Thereafter	12,349	(1,273)	11,076
Total	$70,170	$(5,199)	$64,971

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

14.  EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, in the amounts of $2,379, $2,264 and $1,971, respectively.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Revenues:
United States	$731,265	$535,985	$516,688
Europe	95,844	111,088	54,332
Rest of World	58,731	37,542	42,353
Total	$885,840	$684,615	$613,373

	December 31,	December 31,
	2018	2017
Assets:
United States	$756,053	$519,933
Europe	55,064	83,834
Rest of World	103,258	95,301
Total	$914,375	$699,068

As of December 31, 2018, and December 31, 2017, the Company had deferred revenues of $7,074 and $4,948, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the year ended December 31, 2018, $4,948 of revenues were recognized from the opening balance of deferred revenues.

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

On February 5, 2019, the Board of Directors of Moelis & Company declared a special dividend of $1.25 per share in addition to a quarterly dividend of $0.50 per share. The $1.75 per share will be paid on March 29, 2019 to Class A common stockholders of record on February 19, 2019.

During the first quarter of 2019, the Company entered into a lease agreement related to its headquarters in New York. The new lease expands our current workspace at 399 Park Ave in New York and has an initial term that expires in 2036. Commencement of the lease is anticipated to occur in late 2019, contingent upon the current lessee vacating their space.

Subsequent to December 31, 2018, $3.5 million of shares were repurchased under the Company’s share repurchase program. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2018	2018	2018	2018
Revenues	$219,418	$220,405	$207,723	$238,294
Total operating expenses	164,349	164,760	154,811	175,139
Operating income (loss)	$55,069	$55,645	$52,912	$63,155
Net income (loss)	$53,981	$53,130	$44,888	$56,005

Less: net income (loss) attributable to noncontrolling interests	20,656	17,440	12,439	16,789
Net income (loss) attributable to Moelis & Company	$33,325	$35,690	$32,449	$39,216
Net income per share of common stock:
Basic	$0.92	$0.85	$0.72	$0.82
Diluted	$0.75	$0.72	$0.61	$0.72
Dividends declared per share of common stock	$1.97	$0.47	$1.97	$0.47

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2017	2017(1)	2017(2)	2017(3)
Revenues	$173,258	$172,149	$170,041	$169,167
Total operating expenses	130,224	129,441	130,162	130,506
Operating income (loss)	$43,034	$42,708	$39,879	$38,661
Net income (loss)	$39,379	$49,524	$43,271	$(5,650)

Less: net income (loss) attributable to noncontrolling interests	24,101	29,794	24,066	19,163
Net income (loss) attributable to Moelis & Company	$15,278	$19,730	$19,205	$(24,813)
Net income per share of common stock:
Basic	$0.58	$0.70	$0.59	$(0.72)
Diluted	$0.46	$0.57	$0.48	$(0.72)
Dividends declared per share of common stock	$0.37	$1.37	$0.37	$0.37

(1)

Results of operations for the three months ended June 30, 2017 include $17.5 in other income and expenses related to Moelis Australia’s initial public offering and other dilution gains. See Note 4 for further information.

(2)	Results of operations for the three months ended September 30, 2017 include $14.5 million in other income and expenses related to Moelis Australia dilution gains. See Note 4 for further information.
(3)

Results of operations for the three months ended December 31, 2017 include $9.7 million in other income and expenses related to Moelis Australia dilution gains. See Note 4 for further information. These results also include $134.7 million of other income and $181.0 of income tax expense in connection with the Tax Cuts and Jobs Act. See Note 7 for further information.

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2018

(dollars in thousands)

	Allowance for Doubtful
	Accounts(1)
	2018	2017	2016
Balance at beginning of period	$1,433	$475	$1,149
Additions:
Bad debt expense	1,044	2,895	(277)
Deductions:
Charge-offs of uncollectible balances	(502)	(1,937)	(397)
Balance at end of period	$1,975	$1,433	$475

(1)	Includes the allowance for doubtful accounts for both accounts receivable and other receivables.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective, at a reasonable assurance level.

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

Item 9B.    Other Information

In April 2014, we entered into a Master Services Agreement with Old Holdings, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Old Holding’s subsidiaries, which was renewed in 2016, 2017 and 2018 for one year terms. On February 27, 2019, we entered into the fourth renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.22.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2019 annual meeting of stockholders (“2019 Proxy Statement”), expected to be held in June 2019, and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
			Number of Shares		Remaining Available
			to be Issued	Weighted Average	for Future Issuance
			Upon Exercise of	Exercise Price of	Under Equity
			Outstanding	Outstanding	Compensation
			Options,	Options,	Plan (Excluding
			Warrants and	Warrants and	Securities Reflected
	Plan Category		Rights(2)	Rights	In First Column)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	12,575,370	$17.95	5,220,158
Equity compensation plans not approved by shareholders	None		—	—	—
Total			12,575,370	$17.95	5,220,158

(1)

Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 9—Equity Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.

(2)	Excludes 13,053,465 Group LP Partnership Units.

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

Item 13.    Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
10.14

Aircraft Dry Lease, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.15

Cost Sharing and Operating Agreement, dated September 23, 2014, among Moelis Asset Management LP (formerly Moelis & Company Holdings LP), Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.16

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.17

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.19

Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.20

Master Services Agreement, dated April 25, 2017 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2017)

10.21

Master Services Agreement, dated February 28, 2018 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2018)

10.22	Master Services Agreement dated February 27, 2019 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of February, 2019.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 27, 2019
Chris Callesano

/s/ NAVID MAHMOODZADEGAN	Director	February 27, 2019
Navid Mahmoodzadegan

/s/ JEFFREY RAICH	Director	February 27, 2019
Jeffrey Raich

/s/ ERIC CANTOR	Vice Chairman and Director	February 27, 2019
Eric Cantor

/s/ ELIZABETH CRAIN	Chief Operating Officer and Director	February 27, 2019
Elizabeth Crain

/s/ JOHN A. ALLISON	Director	February 27, 2019
John A. Allison

/s/ YOLONDA C. RICHARDSON	Director	February 27, 2019
Yolonda C. Richardson

/s/ KENNETH L. SHROPSHIRE	Director	February 27, 2019
Kenneth L. Shropshire