Form 10-K/A
period 2018-12-31
Moelis & Co
filed 2019-03-08
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Moelis & Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 27, 2019, is to replace Item 1, which in the Original Form 10-K contained an error in formatting of the diagram that depicts Moelis & Company’s organization structure. No other items of the Original Form 10-K are being amended. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K other than the diagram that depicts the Company’s organization structure.  Item 1 of this Amendment No. 1 supersedes Item 1 in the Original Form 10-K.

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

1.Includes certain current and former Managing Directors and employees of the Company. 2.Mr. Moelis controls the managing member of Partner Holdings. See ”-- Rights of Partner Holdings and Stockholders Agreement.”3.A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See “--Amended and Restated Limited Partnership Agreement of Group LP–Voting and Economic Rights.”4.Includes certain non-U.S. based Managing Directors and employees, who hold Class A common stock. Class A common stock may be held directly or indirectly. Note: All entities on the chart above are incorporated or formed in Delaware Operating Entities Moelis & Company Group LP Sole General Partner Moelis & Company Group GP LLC 100% Equity Interest Class A Partnership Units Non-Voting 78% Economic Interest 3 Exchangeable Class A Partnership Units Non-Voting 18% Economic Interest Moelis & Company Class B Common Stock 70% Voting Interest Class A Common Stock 29% Voting Interest Class A Common Stock 1% Voting Interest Exchangeable Class A Partnership Units Non-Voting 4% Economic Interest Certain Pre-IPO Group LP Unitholders Certain Former Group LP and Old Holdings Unitholders 4 Public Stockholders Certain Managing Director and Other Employees 1 Moelis & Company Partner Holdings LP 2

The Reorganization

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

Item 1B.	Unresolved Staff Comments

Not applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.3	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.4	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of March, 2019.

Moelis & Company

By:	/s/ JOSEPH SIMON
	Name:	Joseph Simon
	Title:	Chief Financial Officer (Principal Financial Officer)