Form 10-Q
period 2019-03-31
Moelis & Co
filed 2019-05-01
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 17, 2019, there were 47,417,033 shares of Class A common stock, par value $0.01 per share, and 10,493,358 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$69,132	$261,100
Restricted cash	349	671
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $3,084 and $1,975 as of March 31, 2019 and December 31, 2018, respectively	44,425	54,412
Accrued and other receivables	10,599	14,199
Total receivables	55,024	68,611
Deferred compensation	11,421	8,788
Investments at fair value (cost basis $9,880 and $80,717 as of March 31, 2019 and December 31, 2018, respectively)	9,464	80,650
Right-of-use assets	54,385	—
Equity method investment	61,139	63,274
Equipment and leasehold improvements, net	13,509	12,731
Deferred tax asset	392,449	402,859
Prepaid expenses and other assets	14,818	15,691
Total assets	$681,690	$914,375
Liabilities and Equity
Compensation payable	$11,869	$197,741
Accounts payable and accrued expenses	1,419	19,784
Amount due pursuant to tax receivable agreement	311,246	311,246
Deferred revenue	10,145	7,074
Lease liabilities	59,333	—
Other liabilities	535	6,777
Total liabilities	394,547	542,622
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 49,457,698 issued and 47,414,787 outstanding at March 31, 2019; 1,000,000,000 authorized, 47,031,095 issued and 45,604,980 outstanding at December 31, 2018)	494	470
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,493,358 issued and outstanding at March 31, 2019; 1,000,000,000 authorized, 10,493,358 issued and outstanding at December 31, 2018)	105	105
Treasury stock, at cost; 2,042,911 and 1,426,115 shares as of March 31, 2019 and December 31, 2018, respectively	(83,631)	(56,661)
Additional paid-in-capital	756,349	697,938
Retained earnings (accumulated deficit)	(327,648)	(237,782)
Accumulated other comprehensive income (loss)	712	291
Total Moelis & Company equity	346,381	404,361
Noncontrolling interests	(59,238)	(32,608)
Total equity	287,143	371,753
Total liabilities and equity	$681,690	$914,375

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues	$137,783	$219,418
Expenses
Compensation and benefits	90,161	127,177
Occupancy	4,819	4,583
Professional fees	5,179	5,684
Communication, technology and information services	7,962	7,133
Travel and related expenses	11,497	11,560
Depreciation and amortization	1,155	1,055
Other expenses	7,381	7,157
Total expenses	128,154	164,349
Operating income (loss)	9,629	55,069
Other income and (expenses)	1,377	587
Income (loss) from equity method investments	713	888
Income (loss) before income taxes	11,719	56,544
Provision for income taxes	(4,458)	2,563
Net income (loss)	16,177	53,981
Net income (loss) attributable to noncontrolling interests	2,607	20,656
Net income (loss) attributable to Moelis & Company	$13,570	$33,325
Weighted-average shares of Class A common stock outstanding
Basic	48,309,358	36,169,566
Diluted	55,108,335	44,596,534
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.28	$0.92
Diluted	$0.25	$0.75

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$16,177	$53,981
Foreign currency translation adjustment, net of tax	540	1,679
Other comprehensive income (loss)	540	1,679
Comprehensive income (loss)	16,717	55,660
Less: Comprehensive income attributable to noncontrolling interests	2,726	21,266
Comprehensive income (loss) attributable to Moelis & Company	$13,991	$34,394

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$16,177	$53,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,288	671
Depreciation and amortization	1,155	1,055
(Income) loss from equity method investments	(713)	(888)
Equity-based compensation	38,886	32,244
Deferred tax provision	10,638	7,302
Other	297	2,603
Changes in assets and liabilities:
Accounts receivable	8,720	11,444
Accrued and other receivables	3,626	(7,435)
Prepaid expenses and other assets	(183)	1,149
Deferred compensation	(2,616)	(2,726)
Compensation payable	(186,519)	(89,487)
Accounts payable and accrued expenses	(19,126)	(1,963)
Deferred revenue	3,071	(2,024)
Dividends received	2,848	2,737
Other liabilities	105	(1,260)
Net cash provided by (used in) operating activities	(122,346)	7,403
Cash flows from investing activities
Purchase of investments	(9,245)	(7,972)
Proceeds from sales of investments	80,559	75,310
Note payments received from employees	—	204
Purchase of equipment and leasehold improvements	(2,172)	(1,059)
Net cash provided by (used in) investing activities	69,142	66,483
Cash flows from financing activities
Dividends and distributions	(113,734)	(137,029)
Proceeds from exercise of stock options	492	365
Treasury Stock Purchases	(26,970)	(20,789)
Class A partnership units and other equity purchased	—	(135)
Net cash provided by (used in) financing activities	(140,212)	(157,588)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,126	1,396
Net increase (decrease) in cash, cash equivalents, and restricted cash	(192,290)	(82,306)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$69,481	$131,588
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$11,895	$11,466
Other non-cash activity
Dividend equivalents issued	$19,484	$20,379
Class A Partnership Units or other equity converted into Class A Common Stock	$240	$20,434
Dividend declared not paid	$657	$—
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$—	$3,155

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	13,570	—	2,607	16,177
Equity-based compensation	2,397,164	—	—	24	—	—	38,753	—	—	109	38,886
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	421	119	540
Dividends declared ($1.75 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,484	(103,436)	—	(30,439)	(114,391)
Treasury Stock Purchases	—	—	(616,796)	—	—	(26,970)	—	—	—	—	(26,970)
Exercise of Stock options	29,439	—	—	—	—	—	492	—	—	—	492
Equity-based payments to non-employees	—	—	—	—	—	—	416	—	—	—	416
Other	—	—	—	—	—	—	(734)	—	—	974	240
Balance as of March 31, 2019	49,457,698	10,493,358	(2,042,911)	$494	$105	$(83,631)	$756,349	$(327,648)	$712	$(59,238)	$287,143
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	33,325	—	20,656	53,981
Equity-based compensation	2,210,079	—	—	22	—	—	31,764	—	—	458	32,244
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,069	610	1,679
Dividends declared ($1.97 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,379	(90,631)	—	(66,777)	(137,029)
Treasury Stock Purchases	—	—	(414,327)	—	—	(20,789)	—	—	—	—	(20,789)
Exercise of Stock options	18,494	—	—	—	—	—	365	—	—	—	365
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,689,295	(4,689,295)	—	47	(47)	—	24,328	—	—	(4,029)	20,299
Equity-based payments to non-employees	—	—	—	—	—	—	2,016	—	—	—	2,016
Balance as of March 31, 2018	41,080,910	15,222,935	(1,121,743)	$411	$152	$(43,977)	$566,015	$(194,386)	$1,738	$(29,776)	$300,177

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting —The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for doubtful accounts;
•	the assessment of whether revenues from variable consideration should be constrained due to the probability of a significant revenue reversal;
•	the assessment of probable lease terms and the measurement of the present value of such obligations;

•	the measurement and realization of deferred taxes;

•	the measurement of amount due pursuant to tax receivable agreement;

•	the measurement and vesting of equity-based compensation; and

•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2019 and 2018, is presented below.

	March 31,
	2019	2018
Cash	$32,703	$76,791
Cash equivalents	36,429	54,199
Restricted cash	349	598
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$69,481	$131,588

Additionally, as of December 31, 2018, the Company held cash of $59,705 and cash equivalents of $201,395.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2019 and December 31, 2018 were $26,359 and $26,738 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $275 and $101 for the three months ended March 31, 2019 and 2018, respectively.

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

Effective January 1, 2018, the Company adopted ASU 2016-01 using the modified retrospective approach. As a result, a cumulative adjustment was recorded which decreased retained earnings and increased accumulated other comprehensive income by $317 as of January 1, 2018. The adjustment is related to the accumulated unrealized losses in fair value of an equity investment as of December 31, 2017. No prior periods were adjusted as a result of this change in accounting policy. The adoption of ASU 2016-01 requires that changes in fair value of equity investments measured at fair value be recognized in net income prospectively. For each period where a consolidated statement of operations is presented, the Company will disclose the portion of realized and/or unrealized gains and losses related to equity investments held at the reporting date or sold during the period.

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

Adoption of ASU 2014-09

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”, and all related amendments (“Topic 606”) using the modified retrospective method for all contracts. The adoption of the new standard requires the Company to present reimbursable expenses gross in revenues and expenses and to use new revenue recognition patterns as discussed below in the policy. Prior to adoption, client expenses were recorded net of reimbursements. As a result, a cumulative adjustment was recorded which increased the opening balance of accrued and other receivables and retained earnings by $3,722 for outstanding reimbursable expenses at December 31, 2017, which would have been recognized as revenues under the new standard. The tax effect of this adjustment decreased retained earnings by $567, resulting in a net increase to the opening balance of retained earnings of $3,155 as of January 1, 2018. No prior periods were adjusted as a result of this change in accounting policy.

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

Total compensation and benefits expense is determined by management primarily based on revenues earned, in addition to other performance and labor market conditions. Variable compensation and benefits expense has been adjusted in response to the adoption of Topic 606.

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

Effective January 1, 2019, the Company adopted ASU 2018-07, “Compensation—Stock Compensation” (“ASU 2018-07”) using the modified retrospective method. The adoption of this new standard generally requires the accounting for equity-based payments to nonemployees to be consistent with the accounting for employees. As a result, the Company will recognize the cost of services received from a nonemployee in exchange for an equity instrument based on the award’s grant-date fair value. Unsettled equity-based payments to nonemployees have been remeasured at fair value as of the adoption date. No adjustment to the opening balance of retained earnings was required.

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes ” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2019 and 2018, no such amounts were recorded.

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of future lease payments over the lease term. The operating lease ROU assets consist of the lease liabilities, adjusted for any prepaid rent or certain lease incentives. Typically, our incremental borrowing rate is used to determine the present value of lease payments as generally the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

Adoption of ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases (“ASU 2016-02”) to improve transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Additionally, in July 2018, the FASB issued ASU 2018-11 which permits entities to apply the requirements of ASU 2016-02 as of the adoption date, as opposed to the earliest comparative period disclosed.

The Company adopted both standards as of January 1, 2019, and is applying the requirements of ASU 2016-02 as of the adoption date instead of the earliest comparative period disclosed. In addition, we elected to use certain practical expedients to assist in our transition and are not reassessing the identification and classification of leases upon adoption. Upon adoption, the Company recorded lease liabilities and corresponding ROU assets of $63,252. The ROU assets contains adjustments for prepaid rent and accrued rent, which reduced our opening balances of prepaid expenses and other assets and other liabilities by $1,666 and $7,139, respectively. The adoption of ASU 2016-02 did not have a material impact to our condensed consolidated statements of operations.

Foreign Currency Translation — Assets and liabilities held in non-U.S. dollar denominated currencies are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the condensed consolidated statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2019, the FASB issued Accounting Standards Update No. 2019-01, “Leases” (“ASU 2019-01”). ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the statement of cash flows, and transition guidance surrounding accounting changes and error corrections. ASU 2019-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

4. EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. The remaining 50% was owned by an Australian trust established by and for the benefit of Moelis Australia senior executives.

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). Through a series of additional offerings and acquisitions, the Company’s ownership interest in Moelis Australia was diluted to approximately 33% as of March 31, 2019. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

On February 20, 2019 and February 20, 2018, Moelis Australia declared dividends, of which the Company received $2,848 and $2,737 on March 6, 2019 and March 7, 2018, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,848 and $2,737, respectively.

For the three months ended March 31, 2019 and 2018, income of $713 and $888 was recorded on this investment, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2019	2018
Office equipment	$11,712	$11,517
Furniture and fixtures	5,014	4,533
Leasehold improvements	15,066	13,813
Total	31,792	29,863
Less accumulated depreciation and amortization	(18,283)	(17,132)
Equipment and leasehold improvements, net	$13,509	$12,731

Depreciation and amortization expenses for fixed assets totaled $1,155 and $1,055 for the three months ended March 31, 2019 and 2018, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of March 31, 2019 and December 31, 2018 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of March 31, 2019:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	36,429	—	36,429	—
Investments
U.S. treasury instruments	9,273	9,273	—	—
Common stock	191	191	—	—
Total financial assets	$45,893	$9,464	$36,429	$—

For the three months ended March 31, 2019, unrealized gains of $41 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date.

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

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three ended March 31, 2019 and 2018 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2019		2018
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$13,570		$33,325
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$13,570		$33,325
Denominator:
Weighted average shares of Class A common stock outstanding—basic	48,309,358		36,169,566
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	6,798,977	(b)	8,426,968	(b)
Weighted average shares of Class A common stock outstanding—diluted	55,108,335		44,596,534
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.28		$0.92
Diluted	$0.25		$0.75

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 68,161,800 and 66,323,929 for the three months ended March 31, 2019 and 2018, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three months ended March 31, 2019 and 2018, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended March 31, 2019 and 2018, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 1,340,404 and 79,217 units, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of March 31, 2019, partners held 13,053,465 Group LP partnership units, 96,138 of which were unvested and will continue to vest over their service life.

In relation to the vesting of Class A partnership units, the Company recognized compensation expenses of $109 and $459 for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, there was $141 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.4 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. As of March 31, 2019, $100.0 million of shares may yet be purchased under the program.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended March 31, 2019 and 2018, the Company recognized expense of $38,282 and $31,180, respectively.

The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2019 and 2018.

	Restricted Stock & RSUs
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,761,224	$37.59	9,357,999	$30.15
Granted	3,495,863	46.08	2,715,840	54.26
Forfeited	(14,415)	46.84	(46,306)	37.41
Vested	(2,787,084)	36.62	(2,197,193)	32.23
Unvested Balance at March 31,	9,455,588	$41.04	9,830,340	$36.23

As of March 31, 2019, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $208,908. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2019 is 2.0 years.

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

The Company paid special dividends of $8.30, in aggregate, through March 31, 2019. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $8.30 from $25.00 per share to $16.70 per share.

The following table summarizes activity related to stock options for the three months ended March 31, 2019 and 2018.

	Stock Options Outstanding
	2019		2018
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,017,067	$16.70	2,436,232	$16.70
Exercises	(29,439)	16.70	(18,494)	16.70
Forfeitures or expirations	(2,000)	16.70	(12,000)	16.70
Outstanding at March 31,	1,985,628	$16.70	2,405,738	$16.70

For the three months ended March 31, 2019 and 2018, the Company recognized expenses of $495 and $605, respectively, in relation to these stock options. As of March 31, 2019, the total compensation expense related to unvested stock options not yet recognized was $122. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2019 is 0.1 years.

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

As of March 31, 2019, 49,457,698 shares of Class A common stock were issued and 47,414,787 shares were outstanding, and as of December 31, 2018, 47,031,095 shares of Class A common stock were issued and 45,604,980 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of March 31, 2019, and December 31, 2018, 10,493,358 shares of Class B common stock were issued and outstanding, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2019 and 2018, the Company repurchased 616,796 and 414,327 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs. The result of the repurchases was an increase of $26,970 and $20,789, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2019 and 2018, respectively.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2019 and December 31, 2018, partners held 13,053,465 Group LP partnership units, representing a 22% noncontrolling interest in Moelis & Company.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 47,414,787 shares of Class A common stock outstanding at March 31, 2019 (45,604,980 as of December 31, 2018), represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

Aircraft Lease— On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager which terminates on December 31, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended March 31, 2019 and 2018, the Company incurred $468 and $468 in aircraft lease costs to be paid to Manager, respectively.  In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement.

Promissory Notes —As of March 31, 2019, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2018: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held as of March 31, 2019 and December 31, 2018 bear a fixed interest rate of 4.00%. During the three months ended March 31, 2019 and 2018, the Company received $0 and $204 of principal repayments and recognized interest income of $2 and $9, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $62 and $157 for the three months ended March 31, 2019 and 2018, respectively.  The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of March 31, 2019 and December 31, 2018, there were no balances due from Moelis Asset Management LP.

Moelis Australia —As of March 31, 2019 and December 31, 2018, the Company had no balance and $1,673 due to Moelis Australia, respectively, which are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $201 and $0 for the three months ended March 31, 2019 and 2018, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2019, Moelis U.S. had net capital of $15,838, which was $15,588 in excess of its required net capital. At December 31, 2018, Moelis U.S. had net capital of $63,099 which was $62,849 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At March 31, 2019, the aggregate regulatory net capital of Moelis UK was $6,802 which exceeded the minimum requirement by $6,746. At December 31, 2018, the aggregate regulatory net capital of Moelis UK was $23,041, which exceeded the minimum requirement by $22,984.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2017 the Company renewed its revolving credit facility which extended the maturity date to June 30, 2019. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2019 and December 31, 2018, the Company had no borrowings under the credit facility.

As of March 31, 2019, the Company’s available credit under this facility was $60,330 as a result of the issuance of an aggregate amount of $4,670 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases —The Company maintains operating leases for corporate offices and an aircraft with expiration dates that extend through 2029. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Some leases do not have any renewal options, while others have options to renew for 5 year terms. The Company records lease liabilities measured at the present value of future lease payments over the lease term. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses an incremental borrowing rate, which was determined with reference to our available credit line.

During the second quarter of 2016, the Company decided to sublet a portion of its growth space in the U.K. which required a sublease loss reserve to be recognized for the estimated net economics of such sublet. See below for additional information about the Company’s leases.

	Three Months Ended
	March 31,
($ in thousands)	2019
Supplemental Income Statement Information:

Operating lease cost	$4,133
Adjustment to the sublease loss reserve	$—

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,868

Right-of-use assets obtained in exchange for lease obligations:	$1,172

Other Information
Weighted-average remaining lease term - operating leases	5.18	years
Weighted-average discount rate - operating leases		4.00%

The Company incurred expense relating to its operating leases of $3,937 for the three months ended March 31, 2018. The expense related to the aforementioned sublease loss reserve, which is remeasured at each reporting period, was $0 for the three months ended March 31, 2018.

The future minimum rental payments required under the operating leases in place at March 31, 2019, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2019	$14,968	$(436)	$14,532
2020	13,959	(872)	13,087
2021	8,802	(872)	7,930
2022	8,591	(872)	7,719
2023	7,212	(872)	6,340
Thereafter	12,477	(1,308)	11,169
Total Payments	$66,009	$(5,232)	$60,777

Present Value Adjustment	$6,676
Total	$59,333

During the first quarter of 2019, the Company entered into a lease agreement related to its headquarters in New York. The new lease expands our current workspace at 399 Park Ave in New York and has an initial term that expires in 2036. Depending on when we gain access to the floor currently occupied by another tenant will drive when we begin recognizing the incremental space and new lease terms. Commencement of the lease is anticipated to occur in late 2019.

In accordance with ASC 840, the future minimum rental payments under the operating leases in place at December 31, 2018 are as follows:

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2019 and 2018, in the amounts of $683 and $595, respectively.

14. INCOME TAXES

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes and effective tax rate were a benefit of $4,458 and (38%) and an expense of $2,563 and 5% for the three months ended March 31, 2019 and 2018, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2019 and 2018 were $6,822 and $7,418, respectively.

The Company recorded a decrease in the net deferred tax asset of $10,410 for the three months ended March 31, 2019, which was primarily attributable to the vesting and delivery of equity-based awards, partially offset by an increase in the deferred tax asset from the equity award amortization expense in the current period.

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

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$122,680	$178,682
Europe	6,716	23,436
Rest of World	8,387	17,300
Total	$137,783	$219,418

	March 31,	December 31,
	2019	2018
Assets:
United States	$551,623	$756,053
Europe	38,668	55,064
Rest of World	91,399	103,258
Total	$681,690	$914,375

As of March 31, 2019, and December 31, 2018, the Company had deferred revenues of $10,145 and $7,074, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2019, $2,129 of revenues were recognized from the opening balance of deferred revenues.

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

16. SUBSEQUENT EVENTS

On April 29, 2019, the Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on June 25, 2019 to shareholders of record as of May 10, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we served our clients globally with 571 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2019 and 2018, referenced throughout this Form 10-Q was obtained from Thomson Financial as of April 4, 2019, and April 3, 2018.

For the first three months of 2019, we earned revenues of $137.8 million, a decrease of 37% from the $219.4 million earned during the same period in 2018. This compares with an 18% decrease in the number of global completed M&A transactions greater than $100 million and a 13% increase in volume for the same period. The decrease in revenues was driven by fewer transaction completions compared to the prior year period.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. The M&A market experienced a slowdown in the first quarter as a result of certain factors including the shutdown of the U.S. government. Despite solid activity levels at the firm, we experienced a meaningful slowdown in announcements and completions during the period. In addition, we continue to see slower activity in Europe, partially attributable to geo-political issues such as the U.K.’s exit from the EU, which could negatively impact our business in that region. Restructuring activity continues to be a steady contributor to our business despite the low default environment.

Our team of investment banking professionals continues to gain traction and we expect global collaboration among them to deepen and the advice provided to resonate with clients. Our current conversations with clients remain strong, and we continue to experience demand for independent advice as clients evaluate their strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2019 and 2018.

	March 31,		Variance
($ in thousands)	2019	2018	2019 vs 2018
Revenues	$137,783	$219,418	-37%
Expenses:
Compensation and benefits	90,161	127,177	-29%
Non-compensation expenses	37,993	37,172	2%
Total operating expenses	128,154	164,349	-22%
Operating income (loss)	9,629	55,069	-83%
Other income and (expenses)	1,377	587	135%
Income (loss) from equity method investments	713	888	-20%
Income (loss) before income taxes	11,719	56,544	-79%
Provision for income taxes	(4,458)	2,563	N/M
Net income (loss)	$16,177	$53,981	-70%

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

Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, we often do not receive advisory fees that would have been received if the transaction had been completed, despite the fact that we may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of our client, or the inability of our client to restructure its operations, or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, our fees are generally limited to monthly retainer fees and reimbursement of certain out-of-pocket expenses.

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

Three Months Ended March 31, 2019 versus 2018

Revenues were $137.8 million for the three months ended March 31, 2019 as compared with $219.4 million for the same period in 2018, representing a decrease of 37%. The decrease in revenues was driven by fewer transaction completions during the period.

For the three months ended March 31, 2019 and 2018 we earned revenues from 90 and 131 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 29 clients from 51 clients for the same period of 2018.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended		Variance
($ in thousands)	2019	2018	2019 vs 2018
Expenses:
Compensation and benefits	$90,161	$127,177	-29%
% of revenues	65%	58%
Non-compensation expenses	$37,993	$37,172	2%
% of revenues	28%	17%
Total operating expenses	$128,154	$164,349	-22%
% of revenues	93%	75%

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

Three Months Ended March 31, 2019 versus 2018

Operating expenses were $128.2 million for the three months ended March 31, 2019 and represent 93% of revenues, compared with $164.3 million for the same period in 2018 which represented 75% of revenues. The decrease in operating expenses was primarily driven by lower compensation expense due to decreased revenues as compared to the prior year period.

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

Three Months Ended March 31, 2019 versus 2018

For the three months ended March 31, 2019, compensation‑related expenses of $90.2 million represented 65% of revenues, compared with $127.2 million of compensation-related expenses which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily driven by decreased revenues which resulted in lower bonus expense. This decrease was partially offset by higher equity amortization during the first quarter of 2019 compared to the same period in the prior year.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $90.2 million and $81.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year period. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $0.0 million and $45.4 million for the three months ended March 31, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The decrease in discretionary cash bonus expense is primarily related to lower revenues earned during the first quarter of 2019 compared to the same period in 2018.

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

Three Months Ended March 31, 2019 versus 2018

For the three months ended March 31, 2019, non‑compensation expenses of $38.0 million represented 28% of revenues, compared with $37.2 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense as a percentage of revenues is primarily the result of a decline in revenues for the period. The increase in non-compensation expense was primarily due to increased headcount as compared to prior year.

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

On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). Through a series of additional offerings and acquisitions, the Company’s ownership interest in Moelis Australia was diluted to approximately 33% as of March 31, 2019. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Three Months Ended March 31, 2019 versus 2018

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $0.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Provision for Income Taxes

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for New York City UBT and certain other foreign, state, and local income taxes. In connection with the Company’s reorganization and IPO, the Company became subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended March 31, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were a benefit of $4.5 million and (38%) and an expense of $2.6 million and 5% for the years ended March 31, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the excess tax benefit recognized in connection with the delivery of equity-based compensation at a price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2019 and December 31, 2018, the Company had cash equivalents of $36.4 million and $201.4 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of March 31, 2019 and December 31, 2018, the Company had cash of $32.7 million and $59.7 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2019 and December 31, 2018, the Company held $9.3 million and $80.5 million of government debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2019 and December 31, 2018 accounts receivable were $44.4 million and $54.4 million, respectively, net of allowances of $3.1 million and $2.0 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2019. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2019, the Company had no borrowings under the credit facility.

As of March 31, 2019, the Company’s available credit under this facility was $60.3 million as a result of the issuance of an aggregate amount of $4.7 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on June 25, 2019 to shareholders of record on May 10, 2019. During the three months ended March 31, 2019 the Company paid aggregate dividends of $1.75 per share, which included a special dividend of $1.25 per share and a regular quarterly dividend of $0.50 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the three months ended March 31, 2019 and 2018, the Company repurchased 616,796 and 414,327 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of March 31, 2019 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended
($ in thousands)	2019	2018
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$16,177	$53,981
Non-cash charges	51,551	42,987
Other operating activities	(190,074)	(89,565)
Total operating activities	(122,346)	7,403
Investing Activities	69,142	66,483
Financing Activities	(140,212)	(157,588)
Effect of exchange rate changes	1,126	1,396
Net increase (decrease) in cash	(192,290)	(82,306)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$69,481	$131,588

Three months ended March 31, 2019

Cash, cash equivalents and restricted cash were $69.5 million at March 31, 2019, a decrease of $192.3 million from $261.8 million at December 31, 2018. Operating activities resulted in a net outflow of $122.3 million primarily attributable to cash operating expenses including discretionary bonuses paid during the period, partially offset by cash collected from clients. Investing activities resulted in a net inflow of $69.1 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $140.2 million primarily related to the payment of dividends and tax distributions.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2019:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $5,232 of committed sublease income) (1)	$60,777	$18,857	$18,641	$13,410	$9,869
Amount due pursuant to Tax Receivable Agreement	311,246	13,235	39,862	47,133	211,016
Total	$372,023	$32,092	$58,503	$60,543	$220,885
(1)

The above table excludes payments for a lease agreement related to the Company’s headquarters in New York. The new lease expands our current workspace at 399 Park Ave in New York and has an initial term that expires in 2036. Depending on when we gain access to the floor currently occupied by another tenant will drive when we begin recognizing the incremental space and new lease terms. Commencement of the lease is anticipated to occur in late 2019.

As of March 31, 2019, the Company has a total payable of $311.2 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first three months of 2019.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2019 and 2018, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income was a gain of $0.5 million and a gain of $1.7 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2019 and 2018, no such amounts were recorded.

Leases

The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of future lease payments over the lease term. The operating lease ROU assets consist of the lease liabilities, adjusted for any prepaid rent or certain lease incentives. Typically, our incremental borrowing rate is used to determine the present value of lease payments as generally the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
January 1 - January 31	94,726	$36.67	94,726	$9.7	million
February 1 - February 28	512,095	45.07	—	100.0	million
March 1 - March 31	9,975	44.55	—	100.0	million
Total	616,796	$43.73	94,726	$100.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

10.1

Master Services Agreement by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of April, 2019.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer