Form 10-Q
period 2019-06-30
Moelis & Co
filed 2019-07-31
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36418

Moelis & Company

(Exact name of registrant as specified in its charter)

Delaware	46-4500216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue, 5th Floor, New York NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 883-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name of Exchange on which registered
Class A Common Stock	MC	New York Stock Exchange (NYSE)

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

As of July 17, 2019, there were 49,206,713 shares of Class A common stock, par value $0.01 per share, and 10,431,422 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$108,360	$261,100
Restricted cash	682	671
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $3,900 and $1,975 as of June 30, 2019 and December 31, 2018, respectively	42,802	54,412
Accrued and other receivables	6,391	14,199
Total receivables	49,193	68,611
Deferred compensation	9,283	8,788
Investments at fair value (cost basis $635 and $80,717 as of June 30, 2019 and December 31, 2018, respectively)	149	80,650
Right-of-use assets	46,617	—
Equity method investment	61,858	63,274
Equipment and leasehold improvements, net	14,633	12,731
Deferred tax asset	406,732	402,859
Prepaid expenses and other assets	17,262	15,691
Total assets	$714,769	$914,375
Liabilities and Equity
Compensation payable	$18,030	$197,741
Accounts payable and accrued expenses	6,414	19,784
Amount due pursuant to tax receivable agreement	311,432	311,246
Deferred revenue	11,443	7,074
Lease liabilities	54,273	—
Other liabilities	319	6,777
Total liabilities	401,911	542,622
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 51,629,289 issued and 49,231,339 outstanding at June 30, 2019; 1,000,000,000 authorized, 47,031,095 issued and 45,604,980 outstanding at December 31, 2018)	516	470
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,431,422 issued and outstanding at June 30, 2019; 1,000,000,000 authorized, 10,493,358 issued and outstanding at December 31, 2018)	104	105
Treasury stock, at cost; 2,397,950 and 1,426,115 shares as of June 30, 2019 and December 31, 2018, respectively	(96,271)	(56,661)
Additional paid-in-capital	791,403	697,938
Retained earnings (accumulated deficit)	(327,353)	(237,782)
Accumulated other comprehensive income (loss)	667	291
Total Moelis & Company equity	369,066	404,361
Noncontrolling interests	(56,208)	(32,608)
Total equity	312,858	371,753
Total liabilities and equity	$714,769	$914,375

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$153,523	$220,405	$291,306	$439,823
Expenses
Compensation and benefits	84,485	128,109	174,646	255,286
Occupancy	4,765	4,550	9,584	9,133
Professional fees	5,342	6,574	10,521	12,258
Communication, technology and information services	7,877	7,317	15,839	14,450
Travel and related expenses	9,293	10,851	20,790	22,411
Depreciation and amortization	1,290	1,100	2,445	2,155
Other expenses	6,592	6,259	13,973	13,416
Total expenses	119,644	164,760	247,798	329,109
Operating income (loss)	33,879	55,645	43,508	110,714
Other income and (expenses)	4,303	1,286	5,680	1,873
Income (loss) from equity method investments	719	2,226	1,432	3,114
Income (loss) before income taxes	38,901	59,157	50,620	115,701
Provision (benefit) for income taxes	1,234	6,027	(3,224)	8,590
Net income (loss)	37,667	53,130	53,844	107,111
Net income (loss) attributable to noncontrolling interests	8,208	17,440	10,815	38,096
Net income (loss) attributable to Moelis & Company	$29,459	$35,690	$43,029	$69,015
Weighted-average shares of Class A common stock outstanding
Basic	50,107,269	41,750,396	48,919,127	38,938,952
Diluted	54,668,087	49,280,107	54,770,852	46,991,421
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.59	$0.85	$0.88	$1.77
Diluted	$0.54	$0.72	$0.79	$1.47

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$37,667	$53,130	$53,844	$107,111
Foreign currency translation adjustment, net of tax	(57)	(1,843)	483	(164)
Other comprehensive income (loss)	(57)	(1,843)	483	(164)
Comprehensive income (loss)	37,610	51,287	54,327	106,947
Less: Comprehensive income attributable to noncontrolling interests	8,196	16,878	10,922	38,144
Comprehensive income (loss) attributable to Moelis & Company	$29,414	$34,409	$43,405	$68,803

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$53,844	$107,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,203	1,208
Depreciation and amortization	2,445	2,155
(Income) loss from equity method investments	(1,432)	(3,114)
Equity-based compensation	67,132	58,335
Deferred tax provision	(3,011)	8,568
Other	(3,373)	3,688
Changes in assets and liabilities:
Accounts receivable	9,365	(8,475)
Accrued and other receivables	7,815	(54,549)
Prepaid expenses and other assets	(1,077)	933
Deferred compensation	(509)	(1,160)
Compensation payable	(180,065)	(32,227)
Accounts payable and accrued expenses	(13,359)	(12,012)
Deferred revenue	4,369	(998)
Dividends received	2,848	2,737
Other liabilities	2,374	(2,205)
Net cash provided by (used in) operating activities	(50,431)	69,995
Cash flows from investing activities
Purchase of investments	(9,245)	(55,479)
Proceeds from sales of investments	89,859	92,310
Note payments received from employees	—	193
Purchase of equipment and leasehold improvements	(4,587)	(3,133)
Net cash provided by (used in) investing activities	76,027	33,891
Cash flows from financing activities
Dividends and distributions	(145,537)	(167,145)
Proceeds from exercise of stock options	5,864	6,695
Treasury Stock Purchases	(39,610)	(24,172)
Class A partnership units and other equity purchased	—	(135)
Net cash provided by (used in) financing activities	(179,283)	(184,757)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	958	401
Net increase (decrease) in cash, cash equivalents, and restricted cash	(152,729)	(80,470)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$109,042	$133,424
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$13,448	$14,185
Other non-cash activity
Dividend equivalents issued	$23,998	$24,767
Class A Partnership Units or other equity converted into Class A Common Stock	$670	$22,174
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$—	$3,155
Exercised stock option proceeds receivable	$—	$24
Forfeiture of fully-vested Group LP units or other equity units	$2,271	$677

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	13,570	—	2,607	16,177
Equity-based compensation	2,397,164	—	—	24	—	—	38,753	—	—	109	38,886
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	421	119	540
Dividends declared ($1.75 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,484	(103,436)	—	(30,439)	(114,391)
Treasury Stock Purchases	—	—	(616,796)	—	—	(26,970)	—	—	—	—	(26,970)
Exercise of Stock options	29,439	—	—	—	—	—	492	—	—	—	492
Equity-based payments to non-employees	—	—	—	—	—	—	416	—	—	—	416
Other	—	—	—	—	—	—	(734)	—	—	974	240
Balance as of March 31, 2019	49,457,698	10,493,358	(2,042,911)	$494	$105	$(83,631)	$756,349	$(327,648)	$712	$(59,238)	$287,143
Net income (loss)	—	—	—	—	—	—	—	29,459	—	8,208	37,667
Equity-based compensation	1,787,993	—	—	18	—	—	28,187	—	—	41	28,246
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(45)	(12)	(57)
Dividends declared ($0.50 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,514	(29,164)	—	(6,496)	(31,146)
Treasury Stock Purchases	—	—	(344,970)	—	—	(12,308)	—	—	—	—	(12,308)
Exercise of Stock options	321,662	—	(10,069)	3	—	(332)	5,372	—	—	—	5,043
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	111	—	—	—	111
Other	—	—	—	—	—	—	(1,550)	—	—	(721)	(2,271)
Balance as of June 30, 2019	51,629,289	10,431,422	(2,397,950)	$516	$104	$(96,271)	$791,403	$(327,353)	$667	$(56,208)	$312,858

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	33,325	—	20,656	53,981
Equity-based compensation	2,210,079	—	—	22	—	—	31,764	—	—	458	32,244
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,069	610	1,679
Dividends declared ($1.97 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,379	(90,631)	—	(66,777)	(137,029)
Treasury Stock Purchases	—	—	(414,327)	—	—	(20,789)	—	—	—	—	(20,789)
Exercise of Stock options	18,494	—	—	—	—	—	365	—	—	—	365
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,689,295	(4,689,295)	—	47	(47)	—	24,328	—	—	(4,029)	20,299
Equity-based payments to non-employees	—	—	—	—	—	—	2,016	—	—	—	2,016
Balance as of March 31, 2018	41,080,910	15,222,935	(1,121,743)	$411	$152	$(43,977)	$566,015	$(194,386)	$1,738	$(29,776)	$300,177
Net income (loss)	—	—	—	—	—	—	—	35,690	—	17,440	53,130
Equity-based compensation	751,997	—	—	8	—	—	25,839	—	—	244	26,091
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,281)	(562)	(1,843)
Dividends declared ($0.47 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,388	(23,560)	—	(10,944)	(30,116)
Treasury Stock Purchases	—	—	(60,842)	—	—	(3,383)	—	—	—	—	(3,383)
Exercise of Stock options	325,286	—	—	3	—	—	6,327	—	—	—	6,330
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	18,242	(18,242)	—	—	—	—	1,666	—	—	74	1,740
Equity-based payments to non-employees	—	—	—	—	—	—	1,662	—	—	—	1,662
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of June 30, 2018	42,176,435	15,178,575	(1,182,585)	$422	$152	$(47,360)	$605,897	$(182,256)	$457	$(24,201)	$353,111

See notes to the condensed consolidated financial statements (unaudited).

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

•	Moelis & Company International Holdings LLC (“Moelis International”), a Delaware limited liability company, owns the following entities and investments, directly or indirectly:

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

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in U.S. Treasury instruments and government securities money markets.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2019 and 2018, is presented below.

	June 30,
	2019	2018
Cash	$48,113	$42,843
Cash equivalents	60,247	90,025
Restricted cash	682	556
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$109,042	$133,424

Additionally, as of December 31, 2018, the Company held cash of $59,705 and cash equivalents of $201,395.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2019 and December 31, 2018 were $23,556 and $26,738 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $245 and $106 for the three months ended June 30, 2019 and 2018, respectively, and $520 and $207 for the six months ended June 30, 2019 and 2018, respectively.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2019 and 2018, no such amounts were recorded.

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company adopted both standards as of January 1, 2019, and is applying the requirements of ASU 2016-02 as of the adoption date instead of the earliest comparative period disclosed. In addition, we elected to use certain practical expedients to assist in our transition and are not reassessing the identification and classification of leases upon adoption. Upon adoption, the Company recorded lease liabilities and corresponding ROU assets of $63,252. The ROU assets were adjusted for prepaid rent and accrued rent, which reduced our opening balances of prepaid expenses and other assets and other liabilities by $1,666 and $7,139, respectively. The adoption of ASU 2016-02 did not have a material impact to our condensed consolidated statements of operations.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “"Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires estimates of future credit losses based on reasonable supporting information, such as historical experience and current conditions. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

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

4. EQUITY METHOD INVESTMENTS

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting. Certain estimates and adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

On February 20, 2019 and February 20, 2018, Moelis Australia declared dividends, of which the Company received $2,848 and $2,737 on March 6, 2019 and March 7, 2018, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,848 and $2,737, respectively.

For the three months ended June 30, 2019 and 2018, income of $719 and $2,226 was recorded on this investment, respectively, and for the six months ended June 30, 2019 and 2018, income of $1,432 and $3,114 was recorded on this investment, respectively.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2019	2018
Office equipment	$13,336	$11,517
Furniture and fixtures	5,013	4,533
Leasehold improvements	15,868	13,813
Total	34,217	29,863
Less accumulated depreciation and amortization	(19,584)	(17,132)
Equipment and leasehold improvements, net	$14,633	$12,731

Depreciation and amortization expenses for fixed assets totaled $1,290 and $1,100 for the three months ended June 30, 2019 and 2018, respectively, and $2,445 and $2,155 for the six months ended June 30, 2019 and 2018, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of June 30, 2019 and December 31, 2018 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of June 30, 2019:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	46,253	46,253	—	—
Government securities money market	13,994	—	13,994	—
Investments
Common stock	149	149	—	—
Total financial assets	$60,396	$46,402	$13,994	$—

For the three and six months ended June 30, 2019, unrealized losses of $42 and $1 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date.

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

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2019 and 2018 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2019		2018		2019		2018
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$29,459		$35,690		$43,029		$69,015
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$29,459		$35,690		$43,029		$69,015
Denominator:
Weighted average shares of Class A common stock outstanding—basic	50,107,269		41,750,396		48,919,127		38,938,952
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	4,560,818	(b)	7,529,711	(b)	5,851,725	(b)	8,052,469	(b)
Weighted average shares of Class A common stock outstanding—diluted	54,668,087		49,280,107		54,770,852		46,991,421
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.59		$0.85		$0.88		$1.77
Diluted	$0.54		$0.72		$0.79		$1.47

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 67,701,355 and 67,189,931 for the three months ended June 30, 2019 and 2018, respectively, and 67,783,254 and 66,858,916 for the six months ended June 30 2019 and 2018, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three and six months ended June 30, 2019 and 2018, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended June 30, 2019 and 2018, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 2,500,362 and 10,508 units, respectively and 1,789,991 and 14,213 for the six months ended June 30 2019 and 2018, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of June 30, 2019, partners held 12,991,529 Group LP partnership units, 48,084 of which were unvested and will continue to vest over their service life.

In relation to the vesting of Class A partnership units, the Company recognized compensation expenses of $41 and $243 for the three months ended June 30, 2019 and 2018, respectively and $150 and $702 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $100 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.6 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $95.0 million as of June 30, 2019.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended June 30, 2019 and 2018, the Company recognized expense of $28,094 and $25,553, respectively, and $66,376 and $56,733 for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2019 and 2018.

	Restricted Stock & RSUs
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,761,224	$37.59	9,357,999	$30.15
Granted	3,657,153	46.05	2,843,214	54.35
Forfeited	(71,641)	43.15	(116,695)	38.02
Vested	(3,825,041)	34.34	(2,864,172)	30.83
Unvested Balance at June 30,	8,521,695	$42.39	9,220,346	$37.02

As of June 30, 2019, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $175,164. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2019 is 1.8 years.

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

The Company paid special dividends of $8.30, in aggregate, through June 30, 2019. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $8.30 from $25.00 per share to $16.70 per share.

The following table summarizes activity related to stock options for the six months ended June 30, 2019 and 2018.

	Stock Options Outstanding
	2019		2018
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,017,067	$16.70	2,436,232	$16.70
Exercises	(351,101)	16.70	(343,780)	16.70
Forfeitures or expirations	(3,000)	16.70	(60,035)	16.70
Outstanding at June 30,	1,662,966	$16.70	2,032,417	$16.70

For the three months ended June 30, 2019 and 2018, the Company recognized expenses of $111 and $295, respectively, and $606 and $900 for the six months ended June 30, 2019 and 2018, respectively, in relation to these stock options. As of June 30, 2019, all stock options are fully vested.

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

As of June 30, 2019, 51,629,289 shares of Class A common stock were issued and 49,231,339 shares were outstanding, and as of December 31, 2018, 47,031,095 shares of Class A common stock were issued and 45,604,980 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2019, and December 31, 2018, 10,431,422 and 10,493,358 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2019 and 2018, the Company repurchased 971,835 and 475,169 shares, respectively, pursuant to the Company’s share repurchase program, shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs and exercise of stock options. The result of the repurchases was an increase of $39,610 and $24,172, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2019 and 2018, respectively.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2019 and December 31, 2018, partners held 12,991,529 and 13,053,465 Group LP partnership units, respectively, representing a 21% and 22% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 49,231,339 shares of Class A common stock outstanding at June 30, 2019 (45,604,980 as of December 31, 2018), represents the controlling interest.

10. RELATED-PARTY TRANSACTIONS

Aircraft Lease— On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. For the three months ended June 30, 2019 and 2018, the Company incurred $468 and $468 in aircraft lease costs to be paid to Manager, respectively, and $936 and $936 for the six months ended June 30, 2019 and 2018, respectively. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement. In July 2019, the Company terminated its dry lease with Manager and entered into a new dry lease with Manager. See Note 16 for further information.

Promissory Notes —As of June 30, 2019, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2018: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held as of June 30, 2019 and December 31, 2018 bear a fixed interest rate of 4.00%. During the six months ended June 30, 2019 and 2018, the Company received $0 and $193 of principal repayments and recognized interest income of $4 and $13, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $66 and $152 for the three months ended June 30, 2019 and 2018, respectively, and $128 and $309 for the six months ended June 30, 2019 and 2018, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of June 30, 2019 and December 31, 2018, there were no balances due from Moelis Asset Management LP.

Moelis Australia —As of June 30, 2019 and December 31, 2018, the Company had no balance and $1,673 due to Moelis Australia, respectively, which are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $9 and $242 for the three months ended June 30, 2019 and 2018, respectively, and $210 and $242 for the six months ended June 30, 2019 and 2018, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2019, Moelis U.S. had net capital of $41,145, which was $40,895 in excess of its required net capital. At December 31, 2018, Moelis U.S. had net capital of $63,099 which was $62,849 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At June 30, 2019, the aggregate regulatory net capital of Moelis UK was $8,818 which exceeded the minimum requirement by $8,763. At December 31, 2018, the aggregate regulatory net capital of Moelis UK was $23,041, which exceeded the minimum requirement by $22,984.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In June 2019, the Company renewed its revolving credit facility which extended the maturity date to June 30, 2020. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2019 and December 31, 2018, the Company had no borrowings under the credit facility.

As of June 30, 2019, the Company’s available credit under this facility was $60,030 as a result of the issuance of an aggregate amount of $4,970 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases —The Company maintains operating leases for corporate offices and an aircraft with various expiration dates, some of which extend through 2029. Some leases include options to terminate or to extend the lease terms. The Company records lease liabilities measured at the present value of anticipated lease payments over the lease term, including options to extend or terminate the lease when it is reasonably certain such options will be exercised. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses its borrowing rate, which was determined with reference to our available credit line. See below for additional information about the Company’s leases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019		2019
Supplemental Income Statement Information:

Operating lease cost	$4,167		$8,300

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,969		$9,837

Other Information
Weighted-average remaining lease term - operating leases	5.10	years	5.10	years
Weighted-average discount rate - operating leases		4.00%		4.00%

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases commenced during the period):	$—		$1,172

The Company incurred expense relating to its operating leases of $3,964 and $7,901 for the three and six months ended June 30, 2018, respectively.

The future minimum rental payments required under the operating leases in place at June 30, 2019, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2019	$9,638	$(318)	$9,320
2020	13,844	(849)	12,995
2021	8,687	(849)	7,838
2022	8,476	(849)	7,627
2023	7,092	(849)	6,243
Thereafter	12,329	(1,274)	11,055
Total Payments	$60,066	$(4,988)	$55,078

Present Value Adjustment	$5,793
Total	$54,273

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2019 and 2018, in the amounts of $685 and $569, respectively, and $1,368 and $1,164 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company’s provision for income taxes and effective tax rate were $1,234 and 3%, and $6,027 and 10%, for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company’s provision for income taxes and effective tax rate were a benefit of $3,224 and (6%) and an expense of $8,590 and 7%, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation. The excess tax benefits for the three months ended June 30, 2019 and 2018 were $6,745 and $5,387, respectively, and $13,567 and $12,805 for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$132,246	$193,557	$254,926	$372,239
Europe	16,005	13,896	22,721	37,332
Rest of World	5,272	12,952	13,659	30,252
Total	$153,523	$220,405	$291,306	$439,823

	June 30,	December 31,
	2019	2018
Assets:
United States	$591,860	$756,053
Europe	34,376	55,064
Rest of World	88,533	103,258
Total	$714,769	$914,375

As of June 30, 2019, and December 31, 2018, the Company had deferred revenues of $11,443 and $7,074, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2019, $4,598 of revenues were recognized from the opening balance of deferred revenues.

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

16. SUBSEQUENT EVENTS

On July 29, 2019, the Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on September 27, 2019 to shareholders of record as of August 9, 2019.

On July 12, 2019, the Company terminated its aircraft dry lease with Manager, the lessor, and Mr. Moelis, the other lessee (the “Old Lease”) and the related cost sharing agreement with Mr. Moelis, which were set to expire by their terms on December 31, 2019, and entered into a new dry lease with Manager, the lessor, and Mr. Moelis, the other lessee (the “New Lease”) and cost sharing agreement with Mr. Moelis, which terminate on December 31, 2022. The terms of the New Lease are comparable to the market rates of leasing from an independent third party. Mr. Moelis, as the other lessee of the aircraft, will share the operating and related costs of the plane with the Company in proportion to his respective use pursuant to the new cost sharing agreement. The terms of the New Lease and new cost sharing agreement are substantially similar to the Old Lease and related cost sharing agreement. See Note 10 for further information regarding the Old Lease.

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

As of June 30, 2019, we served our clients globally with 562 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2019 and 2018, referenced throughout this Form 10-Q was obtained from Thomson Financial as of July 3, 2019, and July 3, 2018.

For the first half of 2019, we earned revenues of $291.3 million, a decrease of 34% from the $439.8 million earned during the same period in 2018. This compares with a 16% decrease in the number of global completed M&A transactions greater than $100 million and a 9% decrease in volume for the same period. The decrease in revenues was primarily driven by fewer transaction completions compared to the prior year period.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. However in the first half of 2019, the M&A market slowed with completions down 16% versus the prior year period. In Europe, we continue to see slower activity, partially attributable to geo-political issues such as the U.K.’s exit from the EU. Lastly, restructuring activity continues to be a steady contributor to our business despite the low default environment.

Our team of investment banking professionals continues to gain traction and we expect global collaboration among them to deepen and the advice provided to resonate with clients. Our current conversations with clients remain strong, and we continue to experience demand for independent advice as clients evaluate their strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019	2018	Variance	2019	2018	Variance
Revenues	$153,523	$220,405	-30%	$291,306	$439,823	-34%
Expenses:
Compensation and benefits	84,485	128,109	-34%	174,646	255,286	-32%
Non-compensation expenses	35,159	36,651	-4%	73,152	73,823	-1%
Total operating expenses	119,644	164,760	-27%	247,798	329,109	-25%
Operating income (loss)	33,879	55,645	-39%	43,508	110,714	-61%
Other income and (expenses)	4,303	1,286	235%	5,680	1,873	203%
Income (loss) from equity method investments	719	2,226	-68%	1,432	3,114	-54%
Income (loss) before income taxes	38,901	59,157	-34%	50,620	115,701	-56%
Provision (benefit) for income taxes	1,234	6,027	-80%	(3,224)	8,590	N/M
Net income (loss)	$37,667	$53,130	-29%	$53,844	$107,111	-50%

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

Three Months Ended June 30, 2019 versus 2018

Revenues were $153.5 million for the three months ended June 30, 2019 as compared with $220.4 million for the same period in 2018, representing a decrease of 30%. The decrease in revenues was primarily driven by fewer transaction completions compared to the prior year period.

For the three months ended June 30, 2019 and 2018 we earned revenues from 105 and 129 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 38 clients from 52 clients for the same period of 2018.

Six Months Ended June 30, 2019 versus 2018

Revenues were $291.3 million for the six months ended June 30, 2019 as compared with $439.8 million for the same period in 2018, representing a decrease of 34%. The decrease in revenues was primarily driven by fewer transaction completions during the period.

For the six months ended June 30, 2019 and 2018 we earned revenues from 146 and 190 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 69 clients from 103 clients for the same period of 2018.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019	2018	Variance	2019	2018	Variance
Expenses:
Compensation and benefits	$84,485	$128,109	-34%	$174,646	$255,286	-32%
% of revenues	55%	58%		60%	58%
Non-compensation expenses	$35,159	$36,651	-4%	$73,152	$73,823	-1%
% of revenues	23%	17%		25%	17%
Total operating expenses	$119,644	$164,760	-27%	$247,798	$329,109	-25%
% of revenues	78%	75%		85%	75%

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

Three Months Ended June 30, 2019 versus 2018

Operating expenses were $119.6 million for the three months ended June 30, 2019 and represent 78% of revenues, compared with $164.8 million for the same period in 2018 which represented 75% of revenues. The decrease in operating expenses was primarily driven by lower compensation expense due to decreased revenues as compared to the prior year period.

Six Months Ended June 30, 2019 versus 2018

Operating expenses were $247.8 million for the six months ended June 30, 2019 and represented 85% of revenues, compared with $329.1 million for the same period in 2018 which represented 75% of revenues. The decrease in operating expenses was primarily driven by lower compensation expense due to decreased revenues as compared to the prior year period.

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

Three Months Ended June 30, 2019 versus 2018

For the three months ended June 30, 2019, compensation‑related expenses of $84.5 million represented 55% of revenues, compared with $128.1 million of compensation-related expenses which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily driven by decreased revenues which resulted in lower accrued bonus expense.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $79.2 million and $72.5 million for the three months ended June 30, 2019 and 2018, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year period. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $5.3 million and $55.6 million for the three months ended June 30, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The decrease in discretionary cash bonus expense is primarily related to lower revenues earned during the three months ended June 30, 2019 compared to the same period in 2018.

Six Months Ended June 30, 2019 versus 2018

For the six months ended June 30, 2019, compensation related expenses of $174.6 million and represent 60% of revenues, compared with $255.3 million which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily driven by decreased revenues which resulted in lower bonus expense. This decrease was partially offset by higher equity amortization during the first half of 2019 compared to the same period in the prior year.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $169.3 million and $154.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in fixed compensation costs relates increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $5.3 million and $101.0 million for the six months ended June 30, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The decrease in discretionary cash bonus expense is primarily related to lower revenues earned during the first half of 2019 compared to the same period in 2018.

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

Three Months Ended June 30, 2019 versus 2018

For the three months ended June 30, 2019, non‑compensation expenses of $35.2 million represented 23% of revenues, compared with $36.7 million which represented 17% of revenues in the prior year period. The increase in non-compensation expense as a percentage of revenues is primarily the result of a decline in revenues for the period. The decrease in non-compensation expense was primarily related to decreased travel and related expenses incurred during the period.

Six Months Ended June 30, 2019 versus 2018

For the six months ended June 30, 2019, non‑compensation expenses of $73.2 million represented 25% of revenues, compared with $73.8 million which represented 17% of revenues in the prior year period. Non-compensation expenses decreased marginally compared with the same period of 2018, but increased as a percentage of revenues primarily as a result of a decline in revenues for the period.

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

Moelis Australia

On April 1, 2010, we entered into a joint venture in Moelis Australia, investing a combination of cash and certain net assets in exchange for a 50% interest in the venture. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting. Certain estimates and adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia follows local accounting principles under Australian Accounting Standards. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Three Months Ended June 30, 2019 versus 2018

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $0.7 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 versus 2018

Income (loss) from equity method investments related to our share of gains and losses of Moelis Australia was income of $1.4 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

Three Months Ended June 30, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were an expense of $1.2 million and 3%, and $6.0 million and 10%, for the three months ended June 30, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

Six Months Ended June 30, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were a benefit of $3.2 million and (6%), and an expense of $8.6 million and 7%, for the six months ended June 30, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2019 and December 31, 2018, the Company had cash equivalents of $60.3 million and $201.4 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of June 30, 2019 and December 31, 2018, the Company had cash of $48.1 million and $59.7 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2019 and December 31, 2018, the Company held $0.0 million and $80.5 million of government debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2019 and December 31, 2018 accounts receivable were $42.8 million and $54.4 million, respectively, net of allowances of $3.9 million and $2.0 million, respectively. Included in the accounts receivable balances at June 30, 2019 and December 31, 2018 were $23.6 million and $26.7 million of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2020. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2019, the Company had no borrowings under the credit facility.

As of June 30, 2019, the Company’s available credit under this facility was $60.0 million as a result of the issuance of an aggregate amount of $5.0 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on September 27, 2019 to shareholders of record on August 9, 2019. During the six months ended June 30, 2019 the Company paid aggregate dividends of $2.25 per share, which included a special dividend of $1.25 per share and two regular quarterly dividends of $0.50 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the six months ended June 30, 2019 and 2018, the Company repurchased 971,835 and 475,169 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs and exercise of stock options. The remaining balance of shares authorized for repurchase under the program was $95.0 million as of June 30, 2019.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of June 30, 2019 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Six Months Ended
($ in thousands)	2019	2018
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$53,844	$107,111
Non-cash charges	63,964	70,840
Other operating activities	(168,239)	(107,956)
Total operating activities	(50,431)	69,995
Investing Activities	76,027	33,891
Financing Activities	(179,283)	(184,757)
Effect of exchange rate changes	958	401
Net increase (decrease) in cash	(152,729)	(80,470)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$109,042	$133,424

Six months ended June 30, 2019

Cash, cash equivalents and restricted cash were $109.0 million at June 30, 2019, a decrease of $152.8 million from $261.8 million at December 31, 2018. Operating activities resulted in a net outflow of $50.4 million primarily attributable to cash operating expenses including discretionary bonuses paid during the period, partially offset by cash collected from clients. Investing activities resulted in a net inflow of $76.0 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $179.3 million primarily related to the payment of dividends and tax distributions.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2019:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,988 of committed sublease income) (1)	$55,078	$17,949	$16,054	$12,571	$8,504
Amount due pursuant to Tax Receivable Agreement	311,432	13,235	39,876	47,166	211,155
Total	$366,510	$31,184	$55,930	$59,737	$219,659

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

As of June 30, 2019, the Company has a total payable of $311.4 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first half of 2019.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2019 and 2018, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of $0.1 million and $1.8 million, respectively, and a gain of $0.5 million and a loss of $0.2 million for the six months ended June 30, 2019 and 2018, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the six months ended June 30, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the six months ended June 30, 2019 and 2018, no such amounts were recorded.

Leases

The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
April 1 - April 30	20,960	$37.71	20,960	$99.2	million
May 1 - May 31	266,027	35.99	68,575	97.0	million
June 1 - June 30	68,052	33.13	60,374	95.0	million
Total	355,039	$35.55	149,909	$95.0	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

10.2	Cost Sharing and Operating Agreement, dated July 12, 2019, between Kenneth Moelis and Moelis & Company Group LP

10.3	Aircraft Dry Lease Agreement, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and Moelis & Company Group LP

10.4	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of July, 2019.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer