Form 10-Q
period 2019-09-30
Moelis & Co
filed 2019-10-31
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 17, 2019, there were 49,348,474 shares of Class A common stock, par value $0.01 per share, and 10,397,915 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$48,943	$261,100
Restricted cash	699	671
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $3,932 and $1,975 as of September 30, 2019 and December 31, 2018, respectively	96,332	54,412
Accrued and other receivables	18,587	14,199
Total receivables	114,919	68,611
Deferred compensation	8,830	8,788
Investments	159,697	143,924
Right-of-use assets	47,910	—
Equipment and leasehold improvements, net	14,282	12,731
Deferred tax asset	393,437	402,859
Prepaid expenses and other assets	17,520	15,691
Total assets	$806,237	$914,375
Liabilities and Equity
Compensation payable	$65,447	$197,741
Accounts payable and accrued expenses	6,393	19,784
Amount due pursuant to tax receivable agreement	311,432	311,246
Deferred revenue	3,985	7,074
Lease liabilities	54,188	—
Other liabilities	212	6,777
Total liabilities	441,657	542,622
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 51,848,658 issued and 49,376,053 outstanding at September 30, 2019; 1,000,000,000 authorized, 47,031,095 issued and 45,604,980 outstanding at December 31, 2018)	518	470
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,397,915 issued and outstanding at September 30, 2019; 1,000,000,000 authorized, 10,493,358 issued and outstanding at December 31, 2018)	104	105
Treasury stock, at cost; 2,472,605 and 1,426,115 shares as of September 30, 2019 and December 31, 2018, respectively	(98,734)	(56,661)
Additional paid-in-capital	827,758	697,938
Retained earnings (accumulated deficit)	(316,122)	(237,782)
Accumulated other comprehensive income (loss)	412	291
Total Moelis & Company equity	413,936	404,361
Noncontrolling interests	(49,356)	(32,608)
Total equity	364,580	371,753
Total liabilities and equity	$806,237	$914,375

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$231,700	$207,723	$523,006	$647,546
Expenses
Compensation and benefits	141,697	120,701	316,343	375,987
Occupancy	4,802	4,976	14,386	14,109
Professional fees	4,401	5,871	14,922	18,129
Communication, technology and information services	7,844	7,414	23,683	21,864
Travel and related expenses	10,909	9,385	31,699	31,796
Depreciation and amortization	1,284	1,135	3,729	3,290
Other expenses	6,480	5,329	20,453	18,745
Total expenses	177,417	154,811	425,215	483,920
Operating income (loss)	54,283	52,912	97,791	163,626
Other income and (expenses)	14,301	1,617	21,413	6,604
Income (loss) before income taxes	68,584	54,529	119,204	170,230
Provision (benefit) for income taxes	13,886	9,641	10,662	18,231
Net income (loss)	54,698	44,888	108,542	151,999
Net income (loss) attributable to noncontrolling interests	14,083	12,439	24,898	50,535
Net income (loss) attributable to Moelis & Company	$40,615	$32,449	$83,644	$101,464
Weighted-average shares of Class A common stock outstanding
Basic	51,079,746	45,203,781	49,796,867	41,211,843
Diluted	55,468,728	53,141,198	55,145,248	49,173,904
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.80	$0.72	$1.68	$2.46
Diluted	$0.73	$0.61	$1.52	$2.06

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$54,698	$44,888	$108,542	$151,999
Foreign currency translation adjustment, net of tax	(322)	(707)	161	(871)
Other comprehensive income (loss)	(322)	(707)	161	(871)
Comprehensive income (loss)	54,376	44,181	108,703	151,128
Less: Comprehensive income attributable to noncontrolling interests	14,016	12,223	24,938	50,367
Comprehensive income (loss) attributable to Moelis & Company	$40,360	$31,958	$83,765	$100,761

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$108,542	$151,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,254	415
Depreciation and amortization	3,729	3,290
Equity-based compensation	97,505	88,776
Deferred tax provision	10,262	6,333
Gain on partial sale of equity method investment	(12,631)	—
Other	(4,228)	1,015
Changes in assets and liabilities:
Accounts receivable	(44,437)	1,526
Accrued and other receivables	(4,408)	(18,724)
Prepaid expenses and other assets	(2,985)	636
Deferred compensation	(89)	(870)
Compensation payable	(132,164)	(2,768)
Accounts payable and accrued expenses	(13,261)	(1,247)
Deferred revenue	(3,089)	1,640
Dividends received	2,848	2,737
Other liabilities	888	(2,168)
Net cash provided by (used in) operating activities	8,736	232,590
Cash flows from investing activities
Purchase of investments	(121,590)	(148,027)
Proceeds from sales of investments	89,859	98,860
Note payments received from employees	—	366
Purchase of equipment and leasehold improvements	(5,532)	(4,888)
Proceeds from partial sale of equity method investment	28,264	—
Net cash provided by (used in) investing activities	(8,999)	(53,689)
Cash flows from financing activities
Dividends and distributions	(178,122)	(286,145)
Proceeds from exercise of stock options	7,866	6,781
Treasury stock purchases	(42,073)	(24,692)
Class A partnership units and other equity purchased	—	(293)
Net cash provided by (used in) financing activities	(212,329)	(304,349)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	463	(778)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(212,129)	(126,226)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$49,642	$87,668
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$13,731	$15,850
Other non-cash activity
Dividend equivalents issued	$28,688	$44,727
Class A Partnership Units or other equity converted into Class A Common Stock	$712	$39,987
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$—	$3,155
Forfeiture of fully-vested Group LP units or other equity units	$2,397	$677

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	13,570	—	2,607	16,177
Equity-based compensation	2,397,164	—	—	24	—	—	38,753	—	—	109	38,886
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	421	119	540
Dividends declared ($1.75 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,484	(103,436)	—	(30,439)	(114,391)
Treasury Stock Purchases	—	—	(616,796)	—	—	(26,970)	—	—	—	—	(26,970)
Exercise of Stock options	29,439	—	—	—	—	—	492	—	—	—	492
Equity-based payments to non-employees	—	—	—	—	—	—	416	—	—	—	416
Other	—	—	—	—	—	—	(734)	—	—	974	240
Balance as of March 31, 2019	49,457,698	10,493,358	(2,042,911)	$494	$105	$(83,631)	$756,349	$(327,648)	$712	$(59,238)	$287,143
Net income (loss)	—	—	—	—	—	—	—	29,459	—	8,208	37,667
Equity-based compensation	1,787,993	—	—	18	—	—	28,187	—	—	41	28,246
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(45)	(12)	(57)
Dividends declared ($0.50 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,514	(29,164)	—	(6,496)	(31,146)
Treasury Stock Purchases	—	—	(344,970)	—	—	(12,308)	—	—	—	—	(12,308)
Exercise of Stock options	321,662	—	(10,069)	3	—	(332)	5,372	—	—	—	5,043
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	111	—	—	—	111
Other	—	—	—	—	—	—	(1,550)	—	—	(721)	(2,271)
Balance as of June 30, 2019	51,629,289	10,431,422	(2,397,950)	$516	$104	$(96,271)	$791,403	$(327,353)	$667	$(56,208)	$312,858
Net income (loss)	—	—	—	—	—	—	—	40,615	—	14,083	54,698
Equity-based compensation	99,443	—	—	1	—	—	30,342	—	—	30	30,373
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(255)	(67)	(322)
Dividends declared ($0.50 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,690	(29,384)	—	(7,891)	(32,585)
Treasury Stock Purchases	—	—	(74,655)	—	—	(2,463)	—	—	—	—	(2,463)
Exercise of Stock options	119,926	—	—	1	—	—	2,002	—	—	—	2,003
Equity-based payments to non-employees	—	—	—	—	—	—	102	—	—	—	102
Other	—	(33,507)	—	—	—	—	(781)	—	—	697	(84)
Balance as of September 30, 2019	51,848,658	10,397,915	(2,472,605)	$518	$104	$(98,734)	$827,758	$(316,122)	$412	$(49,356)	$364,580

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	33,325	—	20,656	53,981
Equity-based compensation	2,210,079	—	—	22	—	—	31,764	—	—	458	32,244
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,069	610	1,679
Dividends declared ($1.97 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	20,379	(90,631)	—	(66,777)	(137,029)
Treasury Stock Purchases	—	—	(414,327)	—	—	(20,789)	—	—	—	—	(20,789)
Exercise of Stock options	18,494	—	—	—	—	—	365	—	—	—	365
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,689,295	(4,689,295)	—	47	(47)	—	24,328	—	—	(4,029)	20,299
Equity-based payments to non-employees	—	—	—	—	—	—	2,016	—	—	—	2,016
Balance as of March 31, 2018	41,080,910	15,222,935	(1,121,743)	$411	$152	$(43,977)	$566,015	$(194,386)	$1,738	$(29,776)	$300,177
Net income (loss)	—	—	—	—	—	—	—	35,690	—	17,440	53,130
Equity-based compensation	751,997	—	—	8	—	—	25,839	—	—	244	26,091
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,281)	(562)	(1,843)
Dividends declared ($0.47 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,388	(23,560)	—	(10,944)	(30,116)
Treasury Stock Purchases	—	—	(60,842)	—	—	(3,383)	—	—	—	—	(3,383)
Exercise of Stock options	325,286	—	—	3	—	—	6,327	—	—	—	6,330
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	18,242	(18,242)	—	—	—	—	1,666	—	—	74	1,740
Equity-based payments to non-employees	—	—	—	—	—	—	1,662	—	—	—	1,662
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of June 30, 2018	42,176,435	15,178,575	(1,182,585)	$422	$152	$(47,360)	$605,897	$(182,256)	$457	$(24,201)	$353,111
Net income (loss)	—	—	—	—	—	—	—	32,449	—	12,439	44,888
Equity-based compensation	42,571	—	—	—	—	—	30,209	—	—	232	30,441
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(491)	(216)	(707)
Dividends declared ($1.97 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,960	(100,787)	—	(38,173)	(119,000)
Treasury Stock Purchases	—	—	(8,892)	—	—	(520)	—	—	—	—	(520)
Exercise of Stock options	4,500	—	—	—	—	—	86	—	—	—	86
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,685,217	(4,685,217)	—	47	(47)	—	11,263	—	—	6,392	17,655
Equity-based payments to non-employees	—	—	—	—	—	—	991	—	—	—	991
Balance as of September 30, 2018	46,908,723	10,493,358	(1,191,477)	$469	$105	$(47,880)	$668,406	$(250,594)	$(34)	$(43,527)	$326,945

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2019 and 2018, is presented below.

	September 30,
	2019	2018
Cash	$38,387	$52,373
Cash equivalents	10,556	34,521
Restricted cash	699	774
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$49,642	$87,668

Additionally, as of December 31, 2018, the Company held cash of $59,705 and cash equivalents of $201,395.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2019 and December 31, 2018 were $21,290 and $26,738 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $241 and $181 for the three months ended September 30, 2019 and 2018, respectively, and $761 and $388 for the nine months ended September 30, 2019 and 2018, respectively.

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

Equity Method Investments —The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded within investments on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in other income and expenses in the condensed consolidated statements of operations using the most recently available earnings data. Certain US GAAP adjustments have been made to account for the Company’s equity method investments when the investee uses an accounting standard other than US GAAP.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2019 and 2018, no such amounts were recorded.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Goodwill and Other —Internal Use Software” (“ASU 2018-15”). ASU 2018-15 clarifies the appropriate accounting for implementation, setup, and other upfront costs for cloud computing service contracts. The amendment aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Upon initial evaluation, the Company expects to capitalize future implementation costs of certain cloud computing arrangements, but does not anticipate such amounts to be material to our condensed consolidated financial statements.

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

4. EQUITY METHOD INVESTMENT

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting. Certain estimates and adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

On February 20, 2019 and February 20, 2018, Moelis Australia declared dividends, of which the Company received $2,848 and $2,737 on March 6, 2019 and March 7, 2018, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,848 and $2,737, respectively.

On September 2, 2019, the Company sold 12.5 million shares of Moelis Australia common stock. This transaction resulted in a gain of $12,631, recorded in other income and expenses on the condensed consolidated statements of operations. As a result, the Company’s ownership interest in Moelis Australia was reduced. The Company also announced the sale of 8.0 million shares of Moelis Australia common stock to MOE pursuant to a selective buyback, expected to settle in November 2019.

The balances of the Company’s equity method investment as of September 30, 2019 and December 31, 2018 were $46,897 and $63,274, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2019	2018
Office equipment	$13,521	$11,517
Furniture and fixtures	5,033	4,533
Leasehold improvements	16,536	13,813
Total	35,090	29,863
Less accumulated depreciation and amortization	(20,808)	(17,132)
Equipment and leasehold improvements, net	$14,282	$12,731

Depreciation and amortization expenses for fixed assets totaled $1,284 and $1,135 for the three months ended September 30, 2019 and 2018, respectively, and $3,729 and $3,290 for the nine months ended September 30, 2019 and 2018, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of September 30, 2019 and December 31, 2018 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of September 30, 2019:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Government securities money market	$10,556	$—	$10,556	$—
Investments
U.S. treasury instruments	112,618	82,488	30,130	—
Common stock	182	182	—	—
Total financial assets	$123,356	$82,670	$40,686	$—

For the three and nine months ended September 30, 2019, unrealized gains of $33 and $32 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $112,981 as of September 30, 2019.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$110,529	$100,500	$10,029	$—
Government securities money market	90,866	—	90,866	—
Investments
Government debt securities (1)	1,105	—	1,105	—
U.S. treasury instruments	79,395	7,977	71,418	—
Common stock	150	150	—	—
Total financial assets	$282,045	$108,627	$173,418	$—

(1)	Consists of municipal bonds and agency bonds.

For the three and nine months ended September 30, 2018, unrealized losses of $47 and unrealized gains of $20 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $80,717 as of December 31, 2018.

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

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2019 and 2018 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019		2018		2019		2018
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$40,615		$32,449		$83,644		$101,464
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$40,615		$32,449		$83,644		$101,464
Denominator:
Weighted average shares of Class A common stock outstanding—basic	51,079,746		45,203,781		49,796,867		41,211,843
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	4,388,982	(b)	7,937,417	(b)	5,348,381	(b)	7,962,061	(b)
Weighted average shares of Class A common stock outstanding—diluted	55,468,728		53,141,198		55,145,248		49,173,904
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.80		$0.72		$1.68		$2.46
Diluted	$0.73		$0.61		$1.52		$2.06

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 68,459,164 and 68,043,680 for the three months ended September 30, 2019 and 2018, respectively, and 68,163,860 and 67,405,983 for the nine months ended September 30 2019 and 2018, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three and nine months ended September 30, 2019 and 2018, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended September 30, 2019 and 2018, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 51,426 and 0 units, respectively and 1,465,962 and 2,900 units for the nine months ended September 30 2019 and 2018, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of September 30, 2019, partners held 12,958,022 Group LP partnership units, 36,634 of which were unvested and will continue to vest over their service life.

In relation to the vesting of Class A partnership units, the Company recognized compensation expenses of $30 and $232 for the three months ended September 30, 2019 and 2018, respectively and $180 and $934 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $70 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.6 years, using the graded vesting method.

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

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $93.5 million as of September 30, 2019.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended September 30, 2019 and 2018, the Company recognized expense of $30,343 and $29,710, respectively, and $96,719 and $86,443 for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2019 and 2018.

	Restricted Stock & RSUs
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,761,224	$37.59	9,357,999	$30.15
Granted	4,060,788	45.16	3,221,367	54.39
Forfeited	(153,487)	45.05	(121,397)	38.46
Vested	(4,172,237)	34.75	(3,174,379)	30.66
Unvested Balance at September 30,	8,496,288	$42.17	9,283,590	$37.29

As of September 30, 2019, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $150,101. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2019 is 1.6 years.

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

The Company paid special dividends of $8.30, in aggregate, through September 30, 2019. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $8.30 from $25.00 per share to $16.70 per share.

The following table summarizes activity related to stock options for the nine months ended September 30, 2019 and 2018.

	Stock Options Outstanding
	2019		2018
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,017,067	$16.70	2,436,232	$16.70
Exercises	(471,027)	16.70	(348,280)	16.70
Forfeitures or expirations	(3,000)	16.70	(64,785)	16.70
Outstanding at September 30,	1,543,040	$16.70	2,023,167	$16.70

For the three months ended September 30, 2019 and 2018, the Company recognized expenses of $0 and $499, respectively, and $606 and $1,399 for the nine months ended September 30, 2019 and 2018, respectively, in relation to these stock options. As of April 2019, all stock options were fully vested.

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

As of September 30, 2019, 51,848,658 shares of Class A common stock were issued and 49,376,053 shares were outstanding, and as of December 31, 2018, 47,031,095 shares of Class A common stock were issued and 45,604,980 shares were outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of September 30, 2019, and December 31, 2018, 10,397,915 and 10,493,358 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2019 and 2018, the Company repurchased 1,046,490 and 484,061 shares, respectively. Pursuant to the Company’s share repurchase program, shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs and exercise of stock options. The result of the repurchases was an increase of $42,073 and $24,692, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2019 and 2018, respectively.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2019 and December 31, 2018, partners held 12,958,022 and 13,053,465 Group LP partnership units, respectively, representing a 21% and 22% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 49,376,053 shares of Class A common stock outstanding at September 30, 2019 (45,604,980 as of December 31, 2018), represents the controlling interest.

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

For the three months ended September 30, 2019 and 2018, the Company incurred $413 and $468 in aircraft lease costs to be paid to Manager, respectively, and $1,349 and $1,404 for the nine months ended September 30, 2019 and 2018, respectively.

Promissory Notes —As of September 30, 2019, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2018: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held as of September 30, 2019 and December 31, 2018 bear a fixed interest rate of 4.00%. During the nine months ended September 30, 2019 and 2018, the Company received $0 and $366 of principal repayments and recognized interest income of $6 and $11, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $60 and $170 for the three months ended September 30, 2019 and 2018, respectively, and $188 and $479 for the nine months ended September 30, 2019 and 2018, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by Management as per the terms of the agreement. As of September 30, 2019 and December 31, 2018, there were no balances due from Moelis Asset Management LP.

Moelis Australia —As of September 30, 2019 and December 31, 2018, the Company had $50 due from and $1,673 due to Moelis Australia, respectively, which are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 for each of the three months ended September 30, 2019 and 2018, respectively, and $210 and $242 for the nine months ended September 30, 2019 and 2018, respectively.

11. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2019, Moelis U.S. had net capital of $54,509, which was $54,259 in excess of its required net capital. At December 31, 2018, Moelis U.S. had net capital of $63,099 which was $62,849 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At September 30, 2019, the aggregate regulatory net capital of Moelis UK was $21,763 which exceeded the minimum requirement by $21,709. At December 31, 2018, the aggregate regulatory net capital of Moelis UK was $23,041, which exceeded the minimum requirement by $22,984.

12. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In June 2019, the Company renewed its revolving credit facility which extended the maturity date to June 30, 2020. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2019 and December 31, 2018, the Company had no borrowings under the credit facility.

As of September 30, 2019, the Company’s available credit under this facility was $60,040 as a result of the issuance of an aggregate amount of $4,960 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019		2019
Supplemental Income Statement Information:

Operating lease cost	$3,970		$12,270

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,818		$14,655

Other Information
Weighted-average remaining lease term - operating leases	4.95	years	4.95	years
Weighted-average discount rate - operating leases	4.00%		4.00%

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases commenced during the period):	$6,445		$7,617

For the three and nine months ended September 30, 2018, the Company incurred expense relating to its operating leases of $3,963 and $11,864, respectively.

The future minimum rental payments required under the operating leases in place at September 30, 2019, are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2019	$3,824	$(205)	$3,619
2020	15,622	(822)	14,800
2021	10,479	(822)	9,657
2022	10,268	(822)	9,446
2023	7,237	(822)	6,415
Thereafter	12,411	(1,233)	11,178
Total Payments	$59,841	$(4,726)	$55,115

Present Value Adjustment	$5,653
Total	$54,188

During the first quarter of 2019, the Company entered into a lease agreement related to its headquarters in New York. The new lease expands our current workspace at 399 Park Ave in New York and has an initial term that expires in 2036. Commencement of the lease is anticipated to occur in the fourth quarter of 2019.

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

13. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2019 and 2018, in the amounts of $686 and $568, respectively, and $2,054 and $1,732 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company’s provision for income taxes and effective tax rate were $13,886 and 20%, and $9,641 and 18%, for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s provision for income taxes and effective tax rate were $10,662 and 9%, and $18,231 and 11%, respectively. The income tax provision for the aforementioned periods primarily reflects the slight increase in tax due to the small increase in the Company’s allocable share of earnings from Group LP being subject to the prevailing U.S. federal, state, and local corporate income tax rates, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation. The excess tax benefits for the three months ended September 30, 2019 and 2018 were $381 and $135, respectively, and $13,948 and $12,940 for the nine months ended September 30, 2019 and 2018, respectively.

The Company recorded a decrease in the net deferred tax asset of $9,422 for the nine months ended September 30, 2019, which was primarily attributable to the amortization of step-up in tax basis in Group LP assets and the vesting and delivery of equity-based awards, partially offset by an increase in the deferred tax asset from the equity award amortization expense in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$191,795	$172,168	$446,721	$544,407
Europe	31,729	30,651	54,450	67,983
Rest of World	8,176	4,904	21,835	35,156
Total	$231,700	$207,723	$523,006	$647,546

	September 30,	December 31,
	2019	2018
Assets:
United States	$682,534	$756,053
Europe	47,936	55,064
Rest of World	75,767	103,258
Total	$806,237	$914,375

As of September 30, 2019, and December 31, 2018, the Company had deferred revenues of $3,985 and $7,074, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2019, $5,319 of revenues were recognized from the opening balance of deferred revenues.

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

16. SUBSEQUENT EVENTS

On October 30, 2019, the Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on December 13, 2019 to shareholders of record as of November 11, 2019.

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

As of September 30, 2019, we served our clients globally with 617 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2019 and 2018, referenced throughout this Form 10-Q was obtained from Thomson Financial as of October 4, 2019, and October 3, 2018.

For the first nine months of 2019, we earned revenues of $523.0 million, a decrease of 19% from the $647.5 million earned during the same period in 2018. This compares with a 9% decrease in the number of global completed M&A transactions with value greater than $100 million and a 2% decrease in volume for the same period. The decrease in revenues was primarily driven by fewer transaction completions compared to the prior year period.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. However in the first nine months of 2019, the M&A market slowed with completions down 9% versus the prior year period as equity market volatility and trade-war tensions have impacted the deal-making environment. In Europe, we continue to see slower activity, partially attributable to geo-political issues such as the U.K.’s exit from the EU. Lastly, restructuring activity continues to be a steady contributor to our business despite the low default environment.

Our team of investment banking professionals continues to gain traction and we expect global collaboration among them to deepen and the advice provided to resonate with clients. Our current conversations with clients remain strong, and we continue to experience demand for independent advice as clients evaluate their strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2019	2018	Variance	2019	2018	Variance
Revenues	$231,700	$207,723	12%	$523,006	$647,546	-19%
Expenses:
Compensation and benefits	141,697	120,701	17%	316,343	375,987	-16%
Non-compensation expenses	35,720	34,110	5%	108,872	107,933	1%
Total operating expenses	177,417	154,811	15%	425,215	483,920	-12%
Operating income (loss)	54,283	52,912	3%	97,791	163,626	-40%
Other income and (expenses)	14,301	1,617	N/M	21,413	6,604	N/M
Income (loss) before income taxes	68,584	54,529	26%	119,204	170,230	-30%
Provision (benefit) for income taxes	13,886	9,641	44%	10,662	18,231	-42%
Net income (loss)	$54,698	$44,888	22%	$108,542	$151,999	-29%

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

Three Months Ended September30, 2019 versus 2018

Revenues were $231.7 million for the three months ended September 30, 2019 as compared with $207.7 million for the same period in 2018, representing an increase of 12%. The increase in revenues was driven by higher average fees earned per completed transaction as compared with the prior year period and continued significant growth in restructuring activity over the prior year period.

For the three months ended September 30, 2019 and 2018 we earned revenues from 116 and 129 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 42 clients from 51 clients for the same period of 2018.

Nine Months Ended September 30, 2019 versus 2018

Revenues were $523.0 million for the nine months ended September 30, 2019 as compared with $647.5 million for the same period in 2018, representing a decrease of 19%. The decrease in revenues was primarily driven by fewer transaction completions during the period, partially offset by higher average fees earned per completed transaction.

For the nine months ended September 30, 2019 and 2018 we earned revenues from 203 and 246 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 105 clients from 150 clients for the same period of 2018.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2019	2018	Variance	2019	2018	Variance
Expenses:
Compensation and benefits	$141,697	$120,701	17%	$316,343	$375,987	-16%
% of revenues	61%	58%		60%	58%
Non-compensation expenses	$35,720	$34,110	5%	$108,872	$107,933	1%
% of revenues	15%	16%		21%	17%
Total operating expenses	$177,417	$154,811	15%	$425,215	$483,920	-12%
% of revenues	77%	75%		81%	75%

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

Three Months Ended September 30, 2019 versus 2018

Operating expenses were $177.4 million for the three months ended September 30, 2019 and represent 77% of revenues, compared with $154.8 million for the same period in 2018 which represented 75% of revenues. The increase in operating expenses was primarily driven by increased compensation expense due to greater quarterly revenues as compared to the prior year period.

Nine Months Ended September 30, 2019 versus 2018

Operating expenses were $425.2 million for the nine months ended September 30, 2019 and represented 81% of revenues, compared with $483.9 million for the same period in 2018 which represented 75% of revenues. The decrease in operating expenses was primarily driven by lower compensation expense due to lower year-to-date revenues as compared to the prior year period.

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

Three Months Ended September 30, 2019 versus 2018

For the three months ended September 30, 2019, compensation related expenses of $141.7 million represented 61% of revenues, compared with $120.7 million of compensation-related expenses which represented 58% of revenues in the prior year period. The increase in compensation expenses was primarily driven by greater quarterly revenues compared to the prior year period.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $83.0 million and $80.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in fixed compensation costs relates to increased headcount as compared to the prior year period. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $58.7 million and $40.2 million for the three months ended September 30, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The increase in discretionary cash bonus expense is primarily related to higher quarterly revenues earned during the three months ended September 30, 2019 compared to the same period in 2018.

Nine Months Ended September 30, 2019 versus 2018

For the nine months ended September 30, 2019, compensation related expenses of $316.3 million and represent 60% of revenues, compared with $376.0 million which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily driven by decreased revenues which resulted in lower bonus expense, partially offset by higher equity amortization during the first nine months of 2019 compared to the same period in the prior year.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $252.3 million and $234.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in fixed compensation costs relates increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $64.0 million and $141.2 million for the nine months ended September 30, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The decrease in discretionary cash bonus expense is primarily related to lower year-to-date revenues earned during the first nine months of 2019 compared to the same period in 2018.

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

Three Months Ended September 30, 2019 versus 2018

For the three months ended September 30, 2019, non‑compensation expenses of $35.7 million represented 15% of revenues, compared with $34.1 million which represented 16% of revenues in the prior year period. The decrease in non-compensation expense as a percentage of revenues is primarily the result of an increase in revenues for the period. The increase in non-compensation expense was primarily related to increased travel and related expenses incurred during the period.

Nine Months Ended September 30, 2019 versus 2018

For the nine months ended September 30, 2019, non‑compensation expenses of $108.9 million represented 21% of revenues, compared with $107.9 million which represented 17% of revenues in the prior year period. Non-compensation expenses increased marginally compared with the same period of 2018, and increased as a percentage of revenues primarily as a result of a decline in revenues for the year-to-date period.

Other Income and (Expenses)

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three & Nine Months Ended September 30, 2019 versus 2018

On September 2, 2019, the Company sold 12.5 million shares of Moelis Australia common stock. This transaction was the first monetization of the Company’s ownership in Moelis Australia, an investment in which our bankers have actively been engaged with since the beginning. The sale resulted in a gain of $12.6 million, recorded in other income and expenses on the condensed consolidated statements of operations. As a result, the Company’s ownership interest in Moelis Australia was reduced. The Company also announced the sale of 8.0 million shares of Moelis Australia common stock to MOE pursuant to a selective buyback, expected to settle in November 2019.

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

Three Months Ended September 30, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were $13.9 million and 20%, and $9.6 million and 18%, for the three months ended September 30, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the slight increase in the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate.

Nine Months Ended September 30, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were $10.7 million and 9%, and $18.2 million and 11%, for the nine months ended September 30, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2019 and December 31, 2018, the Company had cash equivalents of $10.6 million and $201.4 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of September 30, 2019 and December 31, 2018, the Company had cash of $38.4 million and $59.7 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2019 and December 31, 2018, the Company held $112.6 million and $80.5 million of government debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2019 and December 31, 2018 accounts receivable were $96.3 million and $54.4 million, respectively, net of allowances of $3.9 million and $2.0 million, respectively. Included in the accounts receivable balances at September 30, 2019 and December 31, 2018 were $21.3 million and $26.7 million of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2020. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2019, the Company had no borrowings under the credit facility.

As of September 30, 2019, the Company’s available credit under this facility was $60.0 million as a result of the issuance of an aggregate amount of $5.0 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.50 per share to be paid on December 13, 2019 to shareholders of record on November 11, 2019. During the nine months ended September 30, 2019 the Company paid aggregate dividends of $2.75 per share, which included a special dividend of $1.25 per share and three regular quarterly dividends of $0.50 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the nine months ended September 30, 2019 and 2018, the Company repurchased 1,046,490 and 484,061 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of RSUs and exercise of stock options. The remaining balance of shares authorized for repurchase under the program was $93.5 million as of September 30, 2019.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the condensed consolidated financial statements as of September 30, 2019 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Nine Months Ended
($ in thousands)	2019	2018
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$108,542	$151,999
Non-cash charges	96,891	99,829
Other operating activities	(196,697)	(19,238)
Total operating activities	8,736	232,590
Investing Activities	(8,999)	(53,689)
Financing Activities	(212,329)	(304,349)
Effect of exchange rate changes	463	(778)
Net increase (decrease) in cash	(212,129)	(126,226)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$49,642	$87,668

Nine months ended September 30, 2019

Cash, cash equivalents and restricted cash were $49.6 million at September 30, 2019, a decrease of $212.1 million from $261.8 million at December 31, 2018. Operating activities resulted in a net inflow of $8.7 million primarily attributable to cash collected from clients offset by discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $9.0 million primarily attributable to net purchases of investments partially offset by proceeds from the sale of shares of Moelis Australia. Financing activities resulted in a net outflow of $212.3 million primarily related to the payment of dividends and tax distributions and treasury stock buybacks.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2019:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,726 of committed sublease income) (1)	$55,115	$15,946	$19,272	$12,676	$7,221
Amount due pursuant to Tax Receivable Agreement	311,432	13,533	46,677	36,240	214,982
Total	$366,547	$29,479	$65,949	$48,916	$222,203

(1)

The above table excludes payments for a lease agreement related to the Company’s headquarters in New York. The new lease expands our current workspace at 399 Park Ave in New York and has an initial term that expires in 2036. Commencement of the lease is anticipated to occur in the fourth quarter of 2019.

As of September 30, 2019, the Company has a total payable of $311.4 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first nine months of 2019.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2019 and 2018, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of $0.3 million and $0.7 million, respectively, and a gain of $0.2 million and a loss of $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the nine months ended September 30, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the nine months ended September 30, 2019 and 2018, no such amounts were recorded.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees engage in misconduct that adversely affects our business. For example, on October 21, 2019, a former junior employee, who left our firm in 2014, was publicly charged with insider trading on two transactions announced in 2013 that we advised on. Our business often requires that we deal with confidential matters of great significance to our clients. Our employees’ improper use or disclosure of confidential information provided by our clients could subject us to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, the trading price of our common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse affect on our business. It is not always possible to deter employee misconduct despite the precautions we take to prevent and detect misconduct. If our employees engage in misconduct, our business could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
July 1 - July 31	10,517	$32.75	10,517	$94.6	million
August 1 - August 31	56,736	32.96	34,145	93.6	million
September 1 - September 30	7,402	33.55	1,862	93.5	million
Total	74,655	$32.99	46,524	$93.5	million

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of October, 2019.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer