Form 10-K
period 2019-12-31
Moelis & Co
filed 2020-02-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36418

(Exact name of registrant as specified in its charter)

Delaware	46-4500216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue, 5th Floor, New York NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 883-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock	MC	New York Stock Exchange (NYSE)

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

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2019 was $1,696 million.

As of February 12, 2020, there were 50,255,097 shares of Class A common stock, par value $0.01 per share, and 10,397,915 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Item 1.    Business

Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments, sovereign wealth funds and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive, globally integrated financial advisory services across all major industry sectors. Our team of experienced professionals advises clients on their most critical decisions, including mergers and acquisitions (“M&A”), recapitalizations and restructurings, capital markets transactions and other corporate finance matters.

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

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with over 600 advisory professionals, including 126 Managing Directors, based in 20 geographical locations around the world. We have demonstrated strong financial performance, achieving revenues of $746.5 million in 2019, our twelfth full year of operations, and have advised on over $3.0 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With 20 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Since our founding, we have rapidly scaled our global platform, as we believe clients value our ability to be relevant in their local market as well as to provide valuable global insights.

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

Our Key Competitive Strengths

With 20 geographical locations around the world, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions:  We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 20 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 126 global Managing Directors, which include 59 former sector and product heads from major investment banks. We reinforce our model with a discretionary incentive compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank:  Since our inception in 2007, we have achieved rapid growth, earning revenues of $746.5 million in 2019. In our early years, we took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire talent. We currently have 20 offices globally with 875 employees, including 126 Managing Directors who have on average over 20 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline:  We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring as the markets and compensation levels have stabilized. We are also highly focused on growing our Managing Directors through internal promotions, adding to our talent base with individuals that are engrained in our culture and have proven track records on our platform. Currently, approximately one-third of our Managing Directors have been internally promoted. We believe our investment in talent at the junior level creates a self-sustaining pool of Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Significant Organic Growth Opportunities:  We have made significant investments in our intellectual capital with the hiring or promotion of 61 Managing Directors in the last five years. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, which has resulted in the hiring of over 700 analysts and associates from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform:  Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing less than 25% of our revenues in 2019. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

We recruit our junior bankers from the world’s leading undergraduate and graduate programs. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 700 analysts and associates from these programs. We devote significant time and resources to training and mentoring our employees and have implemented a generalist program in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2019, we had 879 employees globally, including 609 advisory professionals and 126 Managing Directors.

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

On April 10, 2017, Moelis Australia consummated its initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). Our original position of 50.0 million shares has been reduced by the sale of 20.5 million shares of MOE during 2019 and diluted through share offerings of MOE common stock. Despite these transactions, we still maintain a significant investment and partnership with Moelis Australia. In connection with Moelis Australia’s initial public offering, the Company and Moelis Australia entered into a Strategic Alliance Agreement pursuant to which Moelis Australia continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

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

Jeffrey Raich,

Co‑President and Managing Director of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

Elizabeth Crain

Chief Operating Officer

John A. Allison,

Chairman of the Executive Advisory Council of the Cato Institute’s Center for Monetary and Financial Alternatives, member of the Cato Institute’s Board of Directors and Former Chairman and CEO of BB&T Corp.

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2019).

Certain Managing Director and Other Employees[1]
Public Stockholders
Certain Former Group LP and Old Holdings Unitholders[4]
Certain Pre-IPO Group LP Unitholders
Moelis & Company Partner Holdings LP[2]
Class A Common Stock 32% Voting Interest
Class A Common Stock <1% Voting Interest
Exchangeable Class A Partnership Units Non-Voting 4% Economic Interest
Class B Common Stock 68% Voting Interest
Moelis & Company
Exchangeable Class A Partnership Units Non-Voting 17% Economic Interest
Class A Partnership Units Non-Voting 79% Economic Interest[3]
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

Group LP Class A partnership units and Moelis & Company Class A common stock held by our Managing Directors (including through Partner Holdings) are subject to lock‑up agreements for four years from the date of our initial public offering. After this period, Group LP Class A partnership units held by a Managing Director will become exchangeable into Class A common stock or cash as described above and Moelis & Company Class A common stock held by a Managing Director will become transferable, in each case in three equal installments on each of the fourth, fifth and sixth anniversary of our initial public offering. The number of Group LP Class A partnership units subject to lock-up is currently 10,397,915 units. If a Managing Director terminates his or her employment with the Company prior to the end of the lock‑up period, the Company will be entitled to extend the lock‑up period until up to the tenth anniversary of our initial public offering. We may waive the transfer and exchange restrictions set forth in the Group LP amended and restated limited partnership agreement, including in connection with an offering of shares of our Class A common stock by our Managing Directors. In addition, these restrictions cease to apply upon the death or termination of employment by us due to disability of the applicable Managing Director with respect to such Managing Director’s Group LP Class A partnership units.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2019 and 2018 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 3, 2020 and January 4, 2019, respectively.

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

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, international conflict, terrorism, natural disasters, a pandemic or political uncertainty.

Our revenue in any given period is dependent on the number of fee‑paying clients in such period, and a significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. We had 150 clients and 198 clients paying fees equal to or greater than $1 million in 2019 and 2018, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees engage in misconduct that adversely affects our business. Last year, a former junior employee, who left our firm in 2014, was publicly charged with insider trading on two transactions announced in 2013 that we advised on. Our business often requires that we deal with confidential matters of great significance to our clients. Our employees’ improper use or disclosure of confidential information provided by our clients could subject us to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, the trading price of our common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse affect on our business. It is not always possible to deter employee misconduct despite the precautions we take to prevent and detect misconduct. If our employees engage in misconduct, our business could be materially adversely affected.

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

As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with increasingly stringent U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our information systems collecting such information. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018 and replaced the current data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data.  Any failure to comply with these regulations could expose us to liability and/or reputational damage.

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

In addition, a disaster or other business continuity problem, such as a pandemic (for example, the coronavirus that surfaced in Wuhan, China), other man‑made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and if we were unable to timely and successfully recover that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

Our ability to make scheduled payments on or to refinance any future debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any future indebtedness, including lease liabilities. If our cash flows and capital resources are insufficient to fund any future debt service obligations or contractual obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

Our international operations are subject to certain risks, which may affect our revenue.

In 2019, we earned approximately 15% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

On June 23, 2016, the U.K. voted to exit the European Union (“EU”). The U.K. exited the EU on January 31, 2020. During a transition period due to end December 31, 2020, the UK and the EU will determine the terms of their relationship. The UK will continue to comply with EU rules and regulations through December 31, 2020. The exit arrangements and future relationship between the EU and U.K. are currently uncertain and difficult to predict, and such uncertainty regarding their outcome may continue for a significant period of time. The exit arrangements and the uncertainty around them may have an adverse impact on M&A transactions in Europe and our business therefrom and increase our legal, compliance and operational costs in Europe.

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

Moelis & Company is controlled by Mr. Moelis, through his control of Partner Holdings. Mr. Moelis’ interests may differ from those of other stockholders. As of December 31, 2019, Mr. Moelis controls approximately 68% of the voting interest in Moelis & Company primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has a majority of the voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, he has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of Moelis & Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of Moelis & Company. Mr. Moelis’ voting control could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock. As a result of the control exercised by Mr. Moelis over us, our agreements entered into with him prior to or in connection with our initial public offering may not have been negotiated on “arm’s length” terms. We cannot assure you that we would not have received more favorable terms from an unaffiliated party.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements. If we cease to be exempt from such corporate governance requirements, compliance costs associated with such requirements may increase.

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

For at least some period, we intend to utilize these exemptions. As a result, we do not have a majority of independent directors on our board of directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements set by the NYSE. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In addition, certain one-time costs may be incurred to transition to new corporate governance requirements and other recurring costs, such as director compensation, may increase with additional independent directors and/or expanded governance committees. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and the NYSE with respect to our audit committee within the applicable time frame.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market as a result of and after the offering contemplated by our Registration Statement on Form S‑3 Registration No. 333‑203499 or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 12, 2020, we had outstanding 50,255,097 shares of Class A common stock, most of which may be resold immediately in the public market. In addition, holders of Group LP Class A partnership units (including our Managing Directors) may elect to exchange their units and they may receive shares of our Class A common stock, subject to certain contractual restrictions. Sumitomo Mitsui Banking Corporation (“SMBC”), our strategic alliance partner, currently owns 2,560,107 Class A partnership units, which have been eligible for exchange since July 1, 2015. The remaining 10,397,915 Class A partnership units, 4,876,314 of which are directly or indirectly owned by Mr. Moelis, will be eligible for exchange following the sixth anniversary of our initial public offering. In order to satisfy the Class B Condition, Mr. Moelis must maintain directly or indirectly ownership of an aggregate of at least 4,458,445 shares of Class A Common Stock and Equivalent Class A Shares (which includes Group LP Class A partnership units and restricted stock units of the Company). The general partner of Group LP intends to establish redemption dates from time to time in the ordinary course, including during 2020, in accordance with the terms of the Group LP limited partnership agreement and the Company does not intend to disclose future redemption dates. Upon such redemption and exchange of Group LP partnership units, shares of Class A common stock that are held by the Group LP Class A partnership unitholders (including our Managing Directors) will be eligible for resale immediately to the public market. Further, Partner Holdings holds 10,397,915 shares of our Class B common stock, which will be convertible into 5,751 shares of our Class A common stock.

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

On February 4, 2020, the Board of Directors of Moelis & Company declared a special dividend of $0.75 per share in addition to a regular quarterly dividend of $0.51 per share. The $1.26 per share will be paid on March 27, 2020 to Class A common stockholders of record on February 18, 2020. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in leased office space at 399 Park Avenue, 5th Floor, New York, New York 10022. We lease the space for our offices in Amsterdam, Beijing, Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Mumbai, Paris, San Francisco, São Paulo and Washington DC. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

As of February 12, 2020, there were approximately 109 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company has increased the quarterly dividend at least annually. On February 4, 2020, the Board of Directors of Moelis & Company declared a special dividend of $0.75 per share in addition to a quarterly dividend of $0.51 per share. The $1.26 per share will be paid on March 27, 2020 to Class A common stockholders of record on February 18, 2020.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2014 through December 31, 2019, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2014. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2019

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2019. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
October 1 - October 31	175,170	$30.97	175,170	$88.1	million
November 1 - November 30	50,780	35.56	—	88.1	million
December 1 - December 31	59,002	31.71	53,085	86.4	million
Total	284,952	$31.94	228,255	$86.4	million

(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

The selected historical financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included this Form 10‑K.

We derived the selected historical financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements which are not included in this Form 10‑K.

	Year Ended December 31,
($ in thousands, except per share data)	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Statement of Operations Data
Revenues	$746,534	$885,840	$684,615	$613,373	$551,863
Expenses:
Compensation and benefits	488,439	513,863	401,384	360,893	311,224
Non-compensation expenses	143,552	145,196	118,949	91,391	103,136
Total operating expenses	631,991	659,059	520,333	452,284	414,360
Operating income (loss)	114,543	226,781	164,282	161,089	137,503
Other income and expenses	32,962	11,671	186,069	5,585	6,561
Income (loss) before income taxes	147,505	238,452	350,351	166,674	144,064
Provision for income taxes	11,813	30,448	223,827	24,809	23,847
Net income (loss)	$135,692	$208,004	$126,524	$141,865	$120,217
Net income (loss) attributable to noncontrolling interest	30,597	67,324	97,124	103,478	87,113
Net income (loss) attributable to Moelis & Company	$105,095	$140,680	$29,400	$38,387	$33,104
Weighted-average shares of Class A common stock outstanding
Basic	50,373,874	43,216,358	30,597,058	20,933,757	20,021,652
Diluted	55,513,149	50,690,528	37,675,511	24,242,302	21,362,571
Net income (loss) attributable to holders of shares of Class A common stock per share
Basic	$2.09	$3.26	$0.96	$1.83	$1.65
Diluted	$1.89	$2.78	$0.78	$1.58	$1.55
Dividends declared per share of Class A common stock	$3.25	$4.88	$2.48	$3.29	$1.00
Statement of Financial Condition Data (period end)
Total assets	$1,071,699	$914,375	$699,068	$598,800	$539,461
Total liabilities	677,872	542,622	354,812	347,359	282,043
Equity	393,827	371,753	344,256	251,441	257,418
Other Data and Metrics
Bankers at period-end	609	583	512	446	462
Managing Directors at period-end	126	125	118	102	105
Number of fee-paying clients	265	308	311	305	269
Number of fee-paying clients ≥ $1M	150	198	175	167	139
% of total revenue from top 10 transactions	23%	18%	18%	20%	25%

(1)

Results of operations for the year ended December 31, 2019 include approximately $1.1 million of expense associated with the amortization of restricted stock units and stock options granted in connection with the IPO. In addition, results included $20.7 million in gains recorded to other income and expenses from the sale of 20.5 million shares of Moelis Australia common stock.

(2)

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

(3)

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

(4)

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With 20 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2019, we served our clients globally with 609 advisory bankers. We continue to grow our firm organically through internal promotions and hiring highly talented Managing Directors who all help to expand our sector, regional and product expertise.

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

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2019 and 2018 referenced throughout this Form 10-K was obtained from Thomson Financial as of January 3, 2020 and January 4, 2019, respectively.

For the year ended December 31, 2019, we earned revenues of $746.5 million, a decrease of 16% from the $885.8 million earned during the same period in 2018. This compares with an 8% decrease in the number of global completed M&A transactions greater than $100 million in the same period. The decrease in revenues was primarily driven by fewer transaction completions compared to the prior year period, partially offset by higher average fees earned per completed transaction.

In the U.S., which has been a particularly strong driver of our revenues, we are observing many companies pursue M&A as they seek to obtain a competitive advantage in their business models. In addition, based on historical experience, we believe the current economic backdrop (technological disruption, shareholder activism, record pools of capital being deployed by private equity firms and sovereign wealth funds, high corporate cash balances, relatively low interest rates and availability of credit), provides a solid foundation for sustained M&A activity. However, the global M&A market slowed during 2019 with completions down 8% versus the prior year period as equity market volatility and trade-war tensions impacted the deal-making environment. In addition, the number of U.S. financial sponsor M&A completions greater than $100 million declined 14% versus the prior year, which also negatively impacted our 2019 results. In Europe, we continue to see slower activity, partially attributable to geo-political issues such as the U.K.’s exit from the EU. Lastly, restructuring activity continues to be a steady contributor to our business despite the low default environment.

Our team of investment banking professionals continues to gain traction and we expect global collaboration among them to deepen and the advice provided to resonate with clients. Our current conversations with clients remain strong, and we continue to experience demand for independent advice as clients evaluate their strategic alternatives.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2019 and 2018. For a discussion of our results of operations for the year ended December 31, 2017, refer to “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

	Year Ended December 31,			Variance
($ in thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenues	$746,534	$885,840	$684,615	-16%	29%
Expenses:
Compensation and benefits	488,439	513,863	401,384	-5%	28%
Non-compensation expenses	143,552	145,196	118,949	-1%	22%
Total operating expenses	631,991	659,059	520,333	-4%	27%
Operating income (loss)	114,543	226,781	164,282	-49%	38%
Other income and (expenses)	32,962	11,671	186,069	N/M	N/M
Income (loss) before income taxes	147,505	238,452	350,351	-38%	N/M
Provision for income taxes	11,813	30,448	223,827	-61%	N/M
Net income (loss)	$135,692	$208,004	$126,524	-35%	N/M

N/M = not meaningful

Revenues

We operate in a highly competitive environment. Each revenue‑generating engagement is separately solicited, awarded and negotiated, and there are usually no long‑term contracted sources of revenue. As a consequence, our fee‑paying client engagements are not predictable, and high levels of revenues in one period are not necessarily predictive of continued high levels of revenues in future periods. To develop new business, our professionals maintain an active dialogue with a large number of existing and potential clients. We add new clients each year as our bankers continue to expand their relationships, as we hire senior bankers who bring their client relationships and as we receive introductions from our relationship network of senior executives, board members, attorneys and other third parties. We also lose clients each year as a result of the sale or merger of clients, changes in clients’ senior management, competition from other financial services firms and other causes.

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

Year Ended December 31, 2019 versus 2018

Revenues were $746.5 million for the year ended December 31, 2019 compared with $885.8 million for the same period in 2018, representing a decrease of 16%. The decrease in revenues was primarily driven by fewer transaction completions during the period, partially offset by higher average fees earned per completed transaction.

The number of fee-paying clients decreased year‑over‑year from 308 clients in 2018 to 265 clients in 2019, and the number of clients who paid fees equal to or greater than $1 million decreased from 198 clients in 2018 to 150 clients in 2019.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Expenses:
Compensation and benefits	$488,439	$513,863	$401,384	-5%	28%
% of revenues	65%	58%	59%
Non-compensation expenses	$143,552	$145,196	$118,949	-1%	22%
% of revenues	19%	16%	17%
Total operating expenses	$631,991	$659,059	$520,333	-4%	27%
% of revenues	85%	74%	76%

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

Year Ended December 31, 2019 versus 2018

Operating expenses were $632.0 million for the year ended December 31, 2019 and represented 85% of revenues, compared with $659.1 million for the same period in 2018 which represented 74% of revenues. The decrease in operating expenses was primarily driven by lower compensation expense due to lower revenues as compared to the prior year period.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors, the amount of compensation expenses amortized for equity awards and other relevant factors.

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity‑based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period. Cash bonuses, which are accrued throughout the year, are discretionary and dependent upon a number of factors including the performance of the Company and are generally paid during the first two months of the year with respect to prior year performance. The equity component of the annual incentive award is determined with reference to the Company’s estimate of grant date fair value, which in turn determines the number of equity awards granted subject to a vesting schedule.

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

Year Ended December 31, 2019 versus 2018

For the year ended December 31, 2019, compensation‑related expenses of $488.4 million represented 65% of revenues, compared with $513.9 million which represented 58% of revenues in the prior year. The decrease in compensation expenses was primarily driven by decreased revenues which resulted in lower bonus expense.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $328.4 million and $316.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in fixed compensation costs relates to increased headcount and higher equity amortization as compared to the prior year. The aggregate amount of discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $160.0 million and $197.1 million for the years ended December 31, 2019 and 2018, respectively. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool. The decrease in discretionary cash bonus expense is primarily related to lower revenues earned during 2019 compared to 2018.

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

Year Ended December 31, 2019 versus 2018

Non‑compensation expenses were $143.6 million in the year ended December 31, 2019, representing 19% of revenues, compared with $145.2 million, or 16% in the prior year. Non-compensation expenses decreased compared with the same period of 2018 primarily due to reduced professional fees from transaction related charges, partially offset by marginal increases in all other non-compensation expense categories, except travel and related expenses. Non-compensation expenses increased as a percentage of revenues primarily as a result of a decline in revenues for the year ended December 31, 2019.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2019 versus 2018

On September 2, 2019 and November 4, 2019, the Company sold 12.5 million and 8.0 million shares of Moelis Australia common stock, respectively. These transactions were the first monetization events of the Company’s ownership in Moelis Australia, an investment in which our bankers have actively been engaged with since its formation. These transactions resulted in gains of $12.6 million and $8.1 million, respectively, recorded in other income and expenses on the consolidated statements of operations for the year ended December 31, 2019. As a result, the Company’s ownership interest in Moelis Australia was reduced.

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

Years Ended December 31, 2019 versus 2018

The Company’s provision for income taxes and effective tax rates were $11.8 million and 8% and $30.4 million and 13% for the years ended December 31, 2019 and 2018, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

Liquidity and Capital Resources

Our current assets have historically been comprised of cash, short term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year with respect to the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash before dividends and share buybacks then typically builds over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2019 and December 31, 2018, the Company had cash equivalents of $96.0 million and $201.4 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of December 31, 2019 and December 31, 2018, the Company had cash of $71.8 million and $59.7 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. The Company held $174.0 million and $80.5 million of U.S. treasury instruments and government debt securities classified as investments as of December 31, 2019 and 2018, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2019 and 2018 accounts receivable were $45.1 million and $54.4 million, respectively, net of allowances of $4.1 million and $2.0 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2020. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2019, the Company had no borrowings under the credit facility.

As of December 31, 2019, the Company’s available credit under this facility was $60.0 million as a result of the issuance of an aggregate amount of $5.0 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

On February 4, 2020, the Board of Directors of Moelis & Company declared a special dividend of $0.75 per share in addition to a regular quarterly dividend of $0.51 per share. The $1.26 per share will be paid on March 27, 2020 to Class A common stockholders of record on February 18, 2020. During the year ended December 31, 2019, the Company paid aggregate dividends of $3.25 per share which included a special dividend of $1.25 per share and four regular quarterly dividends of $0.50 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the years ended December 31, 2019 and 2018, the Company repurchased 1,331,443 and 718,699 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $86.4 million as of December 31, 2019.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12 of the consolidated financial statements as of December 31, 2019 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$135,692	$208,004	$126,524
Non-cash charges	107,194	131,366	116,682
Other operating activities	(33,579)	51,519	(10,023)
Total operating activities	209,307	390,889	233,183
Investing Activities	(51,873)	9,284	(69,433)
Financing Activities	(252,692)	(351,741)	(272,512)
Effect of exchange rate changes	2,059	(555)	3,071
Net increase (decrease) in cash	(93,199)	47,877	(105,691)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$168,572	$261,771	$213,894

Year Ended December 31, 2019

Cash, cash equivalents and restricted cash were $168.6 million at December 31, 2019, a decrease of $93.2 million from $261.8 million at December 31, 2018. Operating activities resulted in a net inflow of $209.3 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $51.9 million primarily attributable to net purchases of investments with a partially offsetting inflow related to Moelis Australia share sales. Financing activities resulted in a net outflow of $252.7 million primarily related to the payment of dividends, tax distributions, and treasury stock purchases.

Year Ended December 31, 2018

Cash, cash equivalents and restricted cash were $261.8 million at December 31, 2018, an increase of $47.9 million from $213.9 million at December 31, 2017. Operating activities resulted in a net inflow of $390.9 million primarily attributable to cash collected from clients net of cash operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $9.3 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $351.7 million primarily related to the payment of dividends, net purchases of fair value investments, and tax distributions.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2019:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,829 of committed sublease income)	$284,035	$15,207	$40,330	$37,463	$191,035
Amount due pursuant to Tax Receivable Agreement	297,986	22,014	42,582	37,187	196,203
Total	$582,021	$37,221	$82,912	$74,650	$387,238

As of December 31, 2019, the Company has a total payable of $298.0 million due pursuant to the tax receivable agreement in the consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. During 2019, we made payments of $13.8 million pursuant to the tax receivable agreement.

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

Risks Related to Cash and Short‑Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, U.S. government agency debt securities and U.S. treasury instruments. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of U.S. treasury instruments and government debt securities that are classified as investments on our statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2019 and 2018, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income was a gain of $1.5 million, and a loss of $0.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

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

Equity‑based Compensation

The Company recognizes the cost of services received in exchange for equity instrument awards. The cost is based on its grant-date fair value using quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms.

For the purposes of calculating diluted net income (loss) per share to holders of Class A common stock, unvested service‑based awards are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method.

The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee meets certain requirements. For qualifying awards issued prior to December 1, 2016, the employee must (i) be at least 54 years old and (ii) have provided at least 8 consecutive years of service to the Company. For qualifying awards issued on or after December 1, 2016, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated statements of financial condition as deferred tax assets. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2019 and 2018, no such amounts were recorded.

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, and the related notes and schedule, of the Company, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.

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

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues from transaction fees as obligations are fulfilled and collection is reasonably assured. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a revenue reversal will not occur in a future period.  In certain instances, transaction fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period.  The accounting for these instances involves significant management judgment, particularly as it relates to assessing whether or not (1) all conditions to recognize revenue have been met prior to the transaction actually closing and (2) it is probable a significant revenue reversal will not occur in a future period.

Given the judgments necessary to assess whether or not (1) all conditions to recognize revenue have been met prior to the transaction actually closing and (2) it is probable a significant revenue reversal will not occur in a future period, auditing such estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the period in which transaction fees were recognized for certain transactions which closed subsequent to a reporting period included the following, among others:

•

We tested the effectiveness of the Company’s controls over revenue recognition, including controls over the Company’s assessment of transactions closed subsequent to the reporting period which may meet the criteria for recognition during a given reporting period.

•	We selected a sample of transactions that closed in subsequent periods, but were recognized in the previous reporting period, and performed the following:

•

Evaluated whether all conditions to recognize revenue have been met prior to the transaction actually closing and management’s assertion that it was probable a significant revenue reversal would not occur in the future, including (1) inquiry of management and members of the advisory deal teams and (2) examination of documentation surrounding the transaction, including correspondence with parties outside of the Company.

•	Compared the revenue recognized to the consideration expected to be received based on the terms included in the engagement letter and any modifications that were agreed upon with the customers.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 26, 2020

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$167,812	$261,100
Restricted cash	760	671
Receivables:
Accounts receivable, net of allowance for doubtful accounts of $4,088 and $1,975 as of December 31, 2019 and December 31, 2018, respectively	45,074	54,412
Accrued and other receivables	10,722	14,199
Total receivables	55,796	68,611
Deferred compensation	11,748	8,788
Investments	213,231	143,924
Right-of-use Assets	190,763	—
Equipment and leasehold improvements, net	13,992	12,731
Deferred tax asset	400,496	402,859
Prepaid expenses and other assets	17,101	15,691
Total assets	$1,071,699	$914,375
Liabilities and Equity
Compensation payable	$163,131	$197,741
Accounts payable, accrued expenses and other liabilities	16,107	26,561
Amount due pursuant to tax receivable agreement	297,986	311,246
Deferred revenue	3,023	7,074
Lease Liabilities	197,625	—
Total liabilities	677,872	542,622
Commitments and Contingencies (See Note 13)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 52,773,617 issued and 50,016,059 outstanding at December 31, 2019; 1,000,000,000 authorized, 47,031,095 issued and 45,604,980 outstanding at December 31, 2018)	528	470
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,397,915 issued and outstanding at December 31, 2019; 1,000,000,000 authorized, 10,493,358 issued and outstanding at December 31, 2018)	104	105
Treasury stock, at cost; 2,757,558 and 1,426,115 shares as of December 31, 2019 and December 31, 2018, respectively	(107,836)	(56,661)
Additional paid-in-capital	872,791	697,938
Retained earnings (accumulated deficit)	(324,192)	(237,782)
Accumulated other comprehensive income (loss)	1,432	291
Total Moelis & Company equity	442,827	404,361
Noncontrolling interests	(49,000)	(32,608)
Total equity	393,827	371,753
Total liabilities and equity	$1,071,699	$914,375

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$746,534	$885,840	$684,615
Expenses
Compensation and benefits	488,439	513,863	401,384
Occupancy	20,209	18,952	17,101
Professional fees	19,229	25,311	19,954
Communication, technology and information services	31,590	29,747	25,173
Travel and related expenses	41,496	42,264	30,634
Depreciation and amortization	4,965	4,625	3,544
Other expenses	26,063	24,297	22,543
Total expenses	631,991	659,059	520,333
Operating income (loss)	114,543	226,781	164,282
Other income and (expenses)	32,962	11,671	186,069
Income (loss) before income taxes	147,505	238,452	350,351
Provision for income taxes	11,813	30,448	223,827
Net income (loss)	135,692	208,004	126,524
Net income (loss) attributable to noncontrolling interests	30,597	67,324	97,124
Net income (loss) attributable to Moelis & Company	$105,095	$140,680	$29,400
Weighted-average shares of Class A common stock outstanding
Basic	50,373,874	43,216,358	30,597,058
Diluted	55,513,149	50,690,528	37,675,511
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$2.09	$3.26	$0.96
Diluted	$1.89	$2.78	$0.78

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$135,692	$208,004	$126,524
Unrealized gain (loss) on investments	-	-	(465)
Foreign currency translation adjustment, net of tax	1,452	(453)	2,292
Other comprehensive income (loss)	1,452	(453)	1,827
Comprehensive income (loss)	137,144	207,551	128,351
Less: Comprehensive income attributable to noncontrolling interests	30,908	67,249	98,056
Comprehensive income (loss) attributable to Moelis & Company	$106,236	$140,302	$30,295

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$135,692	$208,004	$126,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,399	1,044	2,895
Depreciation and amortization	4,965	4,625	3,544
Equity-based compensation	124,212	123,037	96,295
Deferred tax provision	3,665	6,538	191,697
Gain on equity method investment	(20,714)	—	(41,652)
Gain/(Loss) on remeasurement of amount due pursuant to tax receivable agreement	—	—	(134,665)
Other	(7,333)	(3,878)	(1,432)
Changes in assets and liabilities:
Accounts receivable	7,057	963	(35,607)
Accrued and other receivables	3,644	(6,036)	2,220
Prepaid expenses and other assets	(2,203)	(610)	(5,388)
Deferred compensation	(2,924)	22	(61)
Compensation payable	(35,381)	53,083	11,853
Accounts payable, accrued expenses and other liabilities	(2,569)	(766)	3,313
Deferred revenue	(4,051)	2,126	1,975
Dividends received	2,848	2,737	11,672
Net cash provided by (used in) operating activities	209,307	390,889	233,183
Cash flows from investing activities
Purchase of investments	(212,415)	(183,972)	(179,807)
Proceeds from sales of investments	120,102	199,810	115,640
Proceeds from partial sale of equity method investment	46,907	—	—
Note payments received from employees	—	366	781
Notes issued to employees	—	—	(400)
Purchase of equipment and leasehold improvements	(6,467)	(6,920)	(5,647)
Net cash provided by (used in) investing activities	(51,873)	9,284	(69,433)
Cash flows from financing activities
Dividends and distributions	(209,178)	(313,827)	(255,694)
Payments under tax receivable agreement	(13,798)	(10,994)	(10,386)
Proceeds from exercise of stock options	21,459	6,846	6,055
Treasury stock purchases	(51,175)	(33,473)	(12,258)
Class A partnership units and other equity purchased	—	(293)	(229)
Net cash provided by (used in) financing activities	(252,692)	(351,741)	(272,512)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	2,059	(555)	3,071
Net increase (decrease) in cash, cash equivalents, and restricted cash	(93,199)	47,877	(105,691)
Cash, cash equivalents, and restricted cash, beginning of period	261,771	213,894	319,585
Cash, cash equivalents, and restricted cash, end of period	$168,572	$261,771	$213,894
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$13,405	$23,491	$31,837
Dividends paid, declared in the prior year	$—	$—	$68,066
Other non-cash activity
Dividend equivalents issued	$33,299	$49,601	$24,657
Class A Partnership Units or other equity converted into Class A Common Stock	$1,267	$30,901	$55,901
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$—	$3,155	$—
Cumulative Effect Adjustment upon Adoption of ASU 2016-09	$—	$—	$658
Forfeiture of fully-vested Group LP units or other equity units	$2,397	$677	$36

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2017	20,948,998	31,138,193	(387,890)	$210	$311	$(10,930)	$291,026	$(68,229)	$(543)	$39,596	$251,441
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	4,855	(4,197)	—	—	658
Balance as of January 1, 2017, as adjusted	20,948,998	31,138,193	(387,890)	210	311	(10,930)	295,881	(72,426)	(543)	39,596	252,099
Net income (loss)	—	—	—	—	—	—	—	29,400	—	97,124	126,524
Equity-based compensation	1,708,826	—	—	17	—	—	94,141	—	—	2,137	96,295
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	895	932	1,827
Dividends declared ($2.48 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	24,657	(96,892)	—	(115,393)	(187,628)
Treasury Stock Purchases	—	—	(319,526)	—	—	(12,258)	—	—	—	—	(12,258)
Exercise of Stock options	279,277	—	—	3	—	—	6,052	—	—	—	6,055
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	11,226,067	(11,225,963)	—	112	(112)	—	60,762	—	—	(5,090)	55,672
Equity-based payments to non-employees	—	—	—	—	—	—	5,615	—	—	—	5,615
Other	(126)	—	—	—	—	—	55	—	—	—	55
Balance as of December 31, 2017	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative effect adjustment upon adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	342	199	(23,188)	487,163	(137,080)	669	19,306	347,411
Net income (loss)	—	—	—	—	—	—	—	140,680	—	67,324	208,004
Equity-based compensation	3,123,395	—	—	31	—	—	121,883	—	—	1,123	123,037
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(378)	(75)	(453)
Dividends declared ($4.88 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	49,601	(241,382)	—	(122,046)	(313,827)
Treasury Stock Purchases	—	—	(718,699)	—	—	(33,473)	—	—	—	—	(33,473)
Exercise of Stock options	351,904	—	—	3	—	—	6,843	—	—	—	6,846
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	9,392,754	(9,392,754)	—	94	(94)	—	28,171	—	—	2,437	30,608
Equity-based payments to non-employees	—	—	—	—	—	—	4,277	—	—	—	4,277
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of December 31, 2018	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	105,095	—	30,597	135,692
Equity-based compensation	4,399,851	—	—	44	—	—	123,958	—	—	210	124,212
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,141	311	1,452
Dividends declared ($3.25 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	33,299	(191,505)	—	(50,972)	(209,178)
Treasury Stock Purchases	—	—	(1,331,443)	—	—	(51,175)	—	—	—	—	(51,175)
Exercise of Stock options	1,285,533	—	—	13	—	—	21,459	—	—	—	21,472
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	729	—	—	—	729
Other	(4,798)	(33,507)	—	—	—	—	(3,012)	—	—	1,452	(1,560)
Balance as of December 31, 2019	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827

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
•

Moelis & Company Asia Limited (“Moelis Asia”), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through a wholly‑owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.

•	Moelis & Company Netherlands BV, a private limited company incorporated in Amsterdam, Netherlands.
•	Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

•	Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.
•	An equity method investment in Moelis Australia Limited (“Moelis Australia”), a public company listed on the Australian Securities Exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2019 and 2018, is presented below.

	December 31,
	2019	2018
Cash	$71,798	$59,705
Cash equivalents	96,014	201,395
Restricted cash	760	671
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$168,572	$261,771

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for doubtful accounts based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at December 31, 2019 and 2018 were $19,879 and $26,738 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $990, $653 and $408 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, using the modified retrospective approach. As a result, a cumulative adjustment was recorded which decreased retained earnings and increased accumulated other comprehensive income by $317 as of January 1, 2018. The adjustment is related to the accumulated unrealized losses in fair value of an equity investment as of December 31, 2017. No prior periods were adjusted as a result of this change in accounting policy. The adoption of ASU 2016-01 requires that changes in fair value of equity investments measured at fair value be recognized in net income prospectively. For each period where a consolidated statement of operations is presented, the Company will disclose the portion of realized and/or unrealized gains and losses related to equity investments held at the reporting date or sold during the period.

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

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded in investments on the consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in other income and expenses in the consolidated statements of operations using the most recently available earnings data at the end of the period.

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company adopted both standards as of January 1, 2019, and is applying the requirements of ASU 2016-02 as of the adoption date instead of the earliest comparative period disclosed. In addition, we elected to use certain practical expedients to assist in our transition and are not reassessing the identification and classification of leases upon adoption. Upon adoption, the Company recorded lease liabilities and corresponding ROU assets of $63,252. The ROU assets were adjusted for prepaid rent and accrued rent, which reduced our opening balances of prepaid expenses and other assets and other liabilities by $1,666 and $7,139, respectively. The adoption of ASU 2016-02 did not have a material impact to our consolidated statements of operations.

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

Revenue and Expense Recognition— We earn substantially all of our revenues from advisory engagements and, in many cases, we are not paid until the completion of an underlying transaction. The Company recognizes revenues from providing advisory services when or as our obligations are fulfilled and collection is reasonably assured. The vast majority of our advisory revenues, which include reimbursements for certain out-of-pocket expenses, are recognized over time; however, a small number of transactions may be recognized at a point in time. We provide our advisory service on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. During such engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed. Revenues may be recognized at a point in time if the engagement represents a singular objective that does not transfer any notable value until formally completed, such as when issuing a fairness opinion. In these instances, the point in time recognition appropriately matches the transfer and consumption of our services.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost is based on its grant‑date fair value using quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee meets certain requirements. For qualifying awards issued prior to December 1, 2016, the employee must (i) be at least 54 years old and (ii) have provided at least 8 consecutive years of service to the Company. For qualifying awards issued on or after December 1, 2016, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

Effective January 1, 2017, the Company adopted a change in accounting policy in accordance with Accounting Standards Update 2016-09, to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative decrease to retained earnings and an increase in additional paid-in capital (“APIC”) of $4,855 as of January 1, 2017. The tax effect of this adjustment increased deferred tax assets and retained earnings by $658. No prior periods were adjusted as a result of this change in accounting policy.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2019, 2018 and 2017, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2019, 2018 and 2017, no such amounts were recorded.

The Company recognizes excess tax benefits and deficiencies as income tax benefits or expenses in the consolidated statement of operations. These are reflected in accounts payable, accrued expenses and other liabilities within the consolidated statement of cash flows.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires estimates of future credit losses based on reasonable supporting information, such as historical experience and current conditions. The Company plans to stratify its accounts receivable based on term length and utilize the specific identification and aging methods to formulate separate reserves on these populations. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. We do not anticipate any material changes to our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Goodwill and Other —Internal Use Software” (“ASU 2018-15”). ASU 2018-15 clarifies the appropriate accounting for implementation, setup, and other upfront costs for cloud computing service contracts. The amendment aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Upon initial evaluation, the Company expects to capitalize future implementation costs of certain cloud computing arrangements, but does not anticipate such amounts to be material to our consolidated financial statements.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes” (“ASU 2019-12”). ASU 2019-12 reduces the complexity of accounting for income taxes. Specifically, this update removes several exceptions under ASC 740 including an exception to the general methodology of calculating income tax in an interim period where the year-to-date loss exceeds the expected loss for the year. ASU 2019-12 also adds several requirements to ASC 740 including requiring that an entity reflect the impact of changes in tax laws in the interim period of the enactment date. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted. Upon initial evaluation, we do not anticipate any material changes to our consolidated financial statements.
4.	EQUITY METHOD INVESTMENT

Moelis Australia

On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company recognized a gain of approximately $15,170 during the year ended December 31, 2017, recorded in other income and expenses on the consolidated statement of operations. As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting. Contemporaneous with the offering, Moelis Australia agreed to terminate an asset management related revenue sharing agreement resulting in a payment to a third party, of which the Company recognized a charge of approximately $2,400 in income (loss) from equity method investments during the year ended December 31, 2017.

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

Moelis Australia issued additional shares during 2017 related to acquisitions, which further reduced Moelis & Company’s ownership interest in Moelis Australia. The shares were issued at a fair value greater than the carrying value of the ownership interest disposed, resulting in a gain of approximately $2,372 during the year ended December 31, 2017, recorded in other income and expenses on the consolidated statement of operations.

On February 20, 2019 and February 20, 2018, Moelis Australia declared dividends, of which the Company received $2,848 and $2,737 on March 6, 2019 and March 7, 2018, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,848 and $2,737, respectively.

On September 2, 2019 and November 4, 2019, the Company sold 12.5 million and 8.0 million shares of Moelis Australia common stock, respectively. These transactions resulted in gains of $12,631 and $8,083, respectively, recorded in other income and expenses on the consolidated statements of operations. As a result, the Company’s ownership interest in Moelis Australia was reduced.

The balances of the Company’s equity method investment as of December 31, 2019 and December 31, 2018 were $38,944 and $46,897, respectively, and are included within investments on the consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operations.

Certain adjustments have been made to account for the Company’s equity method investment in Moelis Australia under US GAAP as Moelis Australia Limited follows local accounting principles under Australian Accounting Standards.

Summary financial information related to Moelis Australia is as follows:

	Year Ended December 31,
	2019	2018	2017
Total revenues	$106,894	$91,222	$83,602
Total expenses	(90,558)	(69,688)	(62,187)
Net Income (loss)	$16,336	$21,534	$21,415

	December 31,	December 31,
	2019	2018
Total assets	$360,035	$261,513
Total liabilities	(200,925)	(91,799)
Net equity	$159,110	$169,714

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2019	2018
Office equipment	$13,593	$11,517
Furniture and fixtures	5,054	4,533
Leasehold improvements	17,402	13,813
Total	36,049	29,863
Less accumulated depreciation and amortization	(22,057)	(17,132)
Equipment and leasehold improvements, net	$13,992	$12,731

Depreciation and amortization expenses for fixed assets totaled $4,965, $4,625 and $3,544 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of December 31, 2019 and 2018 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. See Note 2 for further information on the Company’s fair value hierarchy.

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

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$62,949	$—	$62,949	$—
Government securities money market	33,065	—	33,065	—
Investments
U.S. treasury instruments	173,960	—	173,960	—
Common stock	327	327	—	—
Total financial assets	$270,301	$327	$269,974	$—

For the twelve months ended December 31, 2019, unrealized gains of $177 were recognized in other income and expenses on the consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $173,806 as of December 31, 2019.

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

For the twelve months ended December 31, 2018, unrealized losses of $113 were recognized in other income and expenses on the consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $80,717 as of December 31, 2018.

7.	INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2019	2018	2017
U.S.	$156,983	$237,920	$279,038
Non-U.S.	(9,478)	532	71,313
Income (loss) before income taxes	$147,505	$238,452	$350,351

The current and deferred components of the income tax provision for the years ended December 31, 2019, 2018, and 2017 are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$4,527	$15,023	$19,923
State and Local	3,212	7,218	4,556
Foreign	409	1,393	7,651
	$8,148	$23,634	$32,130
Deferred income taxes:
Federal	$3,084	$5,221	$192,102
State and Local	613	1,087	1,538
Foreign	(32)	506	(1,943)
Total	$11,813	$30,448	$223,827

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2019	2018	2017
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	35.0%
Increase (decrease) due to state and local taxes	4.5%	4.0%	2.7%
Rate benefit as a U.S. limited partnership/flow through	-4.4%	-6.1%	-10.1%
Estimated re-measurement impact primarily related to the Tax Act	0.0%	0.0%	51.7%
Other income from reduction of amount due pursuant to tax receivable agreement in connection with the Tax Act	0.0%	0.0%	-14.6%
Excess tax benefit from equity compensation delivery	-11.9%	-5.7%	-1.7%
Foreign taxes	-0.4%	0.4%	0.7%
Other	-0.8%	-0.8%	0.2%
Effective income tax rate	8.0%	12.8%	63.9%

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

The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2019	2018
Net operating loss	$12,275	$8,397
Step-up in tax basis in Group LP assets	333,221	356,069
Deferred compensation	65,742	45,875
Lease liability	39,994	—
	451,232	410,341
Valuation allowance on NOL and other	(10,038)	(7,014)
Deferred tax asset	$441,194	$403,327

Right-of-use asset	$(38,559)	$—
Other	(2,139)	(468)
Deferred tax liability	$(40,698)	$(468)

Net deferred tax asset	$400,496	$402,859

The Company recorded a decrease in the net deferred tax asset of $2,363 for the twelve months ended December 31, 2019, which was primarily attributable to a decrease in the step-up in tax basis in Group LP assets for the current year amortization and the vesting and delivery of equity based awards during 2019, partially offset by an increase in the deferred tax asset related to deferred compensation.

As of December 31, 2019, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $50,184 for which it has recorded a deferred tax asset of $12,275. Approximately $42,632 of the operating losses (or $10,318 of the deferred tax asset) has an indefinite life and $7,552 of the operating losses (or $1,957 of the deferred tax asset) will expire on dates between 2022 and 2028.

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. The Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

As of December 31, 2019, the Company’s tax years for 2018, 2017 and 2016 are generally subject to examination by the tax authorities. As of December 31, 2019, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2019, 2018 and 2017.

8.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2019, 2018 and 2017 are presented below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2019		2018		2017
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$105,095		$140,680		$29,400
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$105,095		$140,680		$29,400
Denominator:
Weighted average shares of Class A common stock outstanding—basic		50,373,874		43,216,358		30,597,058
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	5,139,275	(b)	7,474,170	(b)	7,078,453
Weighted average shares of Class A common stock outstanding—diluted		55,513,149		50,690,528		37,675,511
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$2.09		$3.26		$0.96
Diluted		$1.89		$2.78		$0.78

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable lock‑up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 68,516,397 shares for the year ended December 31, 2019, 67,339,974 shares for the year ended December 31, 2018 and 63,647,961 shares for the year ended December 31, 2017. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2019, 2018 and 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the years ended December 31, 2019, 2018 and 2017, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. The additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 64,676 units for the year ended December 31, 2019, 243 units for the year ended December 31, 2018 and 6,137 units for the year ended December 31, 2017.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of December 31, 2019, partners held 12,958,022 Group LP partnership units, 36,634 of which were unvested and will continue to vest over their service life.

In relation to the vesting of units, the Company recognized compensation expenses of $211, $1,123 and $2,137 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $39 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted‑average period of 0.3 years, using the graded vesting method.

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

Share Repurchase Plan

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $86.4 million as of December 31, 2019.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses of $123,395, $120,012 and $91,598, respectively, in relation to these RSUs.

The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2019, 2018 and 2017.

	Restricted Stock & RSUs
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,761,224	$37.59	9,357,999	$30.15	8,504,190	$26.70
Granted	4,384,073	44.59	3,376,027	54.23	3,348,651	37.40
Forfeited	(273,698)	45.22	(127,606)	38.90	(87,615)	30.59
Vested	(4,457,469)	34.63	(3,845,196)	31.15	(2,407,227)	27.10
Unvested Balance at December 31,	8,414,130	$42.19	8,761,224	$37.59	9,357,999	$30.15

As of December 31, 2019, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $124,064. The weighted‑average period over which this compensation expense is expected to be recognized at December 31, 2019 is 1.4 years.

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

The Company paid special dividends of $8.30, in aggregate, through December 31, 2019. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $8.30 from $25.00 per share to $16.70 per share.

The following table summarizes activity related to stock options for the years ended December 31, 2019, 2018 and 2017.

	Stock Options Outstanding
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	2,017,067	$16.70	2,436,232	$16.70	2,822,728	$16.70
Exercises	(1,285,533)	16.70	(351,904)	16.70	(279,277)	16.70
Forfeitures or expirations	(3,000)	16.70	(67,261)	16.70	(107,219)	16.70
Outstanding at December 31,	728,534	$16.70	2,017,067	$16.70	2,436,232	$16.70

For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses of $606, $1,902, and $2,560 respectively, in relation to these stock options. As of April 2019, all stock options were fully vested and all stock options will expire during April 2020.

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

As of December 31, 2019, there were 52,773,617 shares of Class A common stock issued, 2,757,558 shares of treasury stock, and 50,016,059 shares outstanding. As of December 31, 2018, there were 47,031,095 shares of Class A common stock issued, 1,426,115 shares of treasury stock, and 45,604,980 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of December 31, 2019, and December 31, 2018, 10,397,915 and 10,493,358 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2019 and 2018, the Company repurchased 1,331,443 and 718,699 shares, respectively. Pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $51,175 and $33,473, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2019 and 2018.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2019 and 2018, partners held 12,958,022 and 13,053,465 Group LP partnership units, respectively, representing a 21% and 22% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 50,016,059 shares of Class A common stock outstanding at December 31, 2019 (45,604,980 as of December 31, 2018), represents the controlling interest.

11.  RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft was used and operated by the Company pursuant to a dry lease with Manager. The terms of the dry lease were comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. In addition, Mr. Moelis was the other lessee of the aircraft and shared the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement. On July 12, 2019, the Company terminated its aircraft dry lease with Manager, the lessor, and Mr. Moelis, the other lessee (the “Old Lease”) and the related cost sharing agreement with Mr. Moelis, which were set to expire by their terms on December 31, 2019, and entered into a new dry lease with Manager, the lessor, and Mr. Moelis, the other lessee (the “New Lease”) and cost sharing agreement with Mr. Moelis, which terminates on December 31, 2022. The terms of the New Lease and new cost sharing agreement are substantially similar to the Old Lease and related cost sharing agreement.

For the years ended December 31, 2019, 2018, and 2017, the Company incurred $1,674, $1,872 and $1,872 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes—As of December 31, 2019, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2018: $189). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes held as of December 31, 2019 and 2018 bear a fixed interest rate of 4.00%. During the years ended December 31, 2019, 2018 and 2017, the Company received $0, $366 and $781, respectively, of principal repayments and recognized interest income of $8, $13 and $27, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services, technology, and office space to Moelis Asset Management LP for a fee. This fee totaled $248, $537 and $1,118 for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2019 and 2018, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia—As of December 31, 2019 and 2018, the Company had net balances due to Moelis Australia of $0 and $1,673, respectively, which are reflected in accrued and other receivables on the consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $210, $1,882 and $1,240 for the years ended December 31, 2019, 2018 and 2017, respectively.

12.	REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2019, Moelis U.S. had net capital of $160,401, which was $160,151 in excess of its required net capital. At December 31, 2018, Moelis U.S. had net capital of $63,099 which was $62,849 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3‑3.

At December 31, 2019, the aggregate regulatory net capital of Moelis UK was $11,978 which exceeded the minimum requirement by $11,922. At December 31, 2018, the aggregate regulatory net capital of Moelis UK was $23,041, which exceeded the minimum requirement by $22,984.
13.	COMMITMENTS AND CONTINGENCIES

Bank Line of Credit— In June 2019, the Company renewed its revolving credit facility which extended the maturity date to June 30, 2020. In May 2018, the facility was revised and the commitment amount increased to $65,000.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2019 and 2018, the Company had no borrowings under the credit facility.

As of December 31, 2019, the Company’s available credit under this facility was $60,036 as a result of the issuance of an aggregate amount of $4,964 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

Leases— The Company maintains operating leases for corporate offices and an aircraft with various expiration dates, some of which extend through 2036. Some leases include options to terminate or to extend the lease terms. The Company records lease liabilities measured at the present value of anticipated lease payments over the lease term, including options to extend or terminate the lease when it is reasonably certain such options will be exercised. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses its secured borrowing rate, which was determined with reference to our available credit line. See below for additional information about the Company’s leases.

	Year Ended December 31,
($ in thousands)	2019
Supplemental Income Statement Information:
Operating lease cost	$16,980

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,373

Other Information
Weighted-average remaining lease term - operating leases	14.03	years
Weighted-average discount rate - operating leases	3.53%

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases commenced during the period):	$160,657

During the fourth quarter of 2019, a lease commenced to expand the Company’s workspace at its headquarters at 399 Park Avenue in New York. The commencement of this lease led to the capitalization of approximately $151 million in right-of-use assets and operating lease liabilities.

During the years ended December 31, 2018 and 2017, the Company incurred expenses relating to its operating leases of $15,965 and $15,102, respectively.

As of December 31, 2019, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Lease Payments
2020	$(878)	$16,085
2021	(878)	18,662
2022	(878)	23,424
2023	(878)	20,428
2024	(878)	18,791
Thereafter	(439)	191,474
Total payments	$(4,829)	$288,864

Less: Tenant improvement allowances		(22,852)
Less: Present value adjustment		(68,387)
Net lease liability		$197,625

In accordance with ASC 840, the future minimum rental payments under the operating leases in place at December 31, 2018 are as follows:

Fiscal year ended	Operating Leases	Sublease Income	Net Minimum Payments
2019	$19,742	$(530)	$19,212
2020	13,836	(849)	12,987
2021	8,682	(849)	7,833
2022	8,471	(849)	7,622
2023	7,090	(849)	6,241
Thereafter	12,349	(1,273)	11,076
Total	$70,170	$(5,199)	$64,971

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

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, in the amounts of $2,860, $2,379 and $2,264, respectively.

15.	REVENUES AND BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments, sovereign wealth funds and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Revenues:
United States	$635,787	$731,265	$535,985
Europe	78,842	95,844	111,088
Rest of World	31,905	58,731	37,542
Total	$746,534	$885,840	$684,615

	December 31,	December 31,
	2019	2018
Assets:
United States	$934,654	$756,053
Europe	67,247	55,064
Rest of World	69,798	103,258
Total	$1,071,699	$914,375

As of December 31, 2019, and December 31, 2018, the Company had deferred revenues of $3,023 and $7,074, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the year ended December 31, 2019, $6,405 of revenues were recognized from the opening balance of deferred revenues.

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

16.	SUBSEQUENT EVENTS

On February 4, 2020, the Board of Directors of Moelis & Company declared a special dividend of $0.75 per share in addition to a quarterly dividend of $0.51 per share. The $1.26 per share will be paid on March 27, 2020 to Class A common stockholders of record on February 18, 2020.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2019	2019	2019(1)	2019(2)
Revenues	$137,783	$153,523	$231,700	$223,528
Total operating expenses	128,154	119,644	177,417	206,776
Operating income (loss)	$9,629	$33,879	$54,283	$16,752
Net income (loss)	$16,177	$37,667	$54,698	$27,150

Less: net income (loss) attributable to noncontrolling interests	2,607	8,208	14,083	5,699
Net income (loss) attributable to Moelis & Company	$13,570	$29,459	$40,615	$21,451
Net income per share of common stock:
Basic	$0.28	$0.59	$0.80	$0.42
Diluted	$0.25	$0.54	$0.73	$0.38
Dividends declared per share of common stock	$1.75	$0.50	$0.50	$0.50

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
($ in thousands, except per share data)	2018	2018	2018	2018
Revenues	$219,418	$220,405	$207,723	$238,294
Total operating expenses	164,349	164,760	154,811	175,139
Operating income (loss)	$55,069	$55,645	$52,912	$63,155
Net income (loss)	$53,981	$53,130	$44,888	$56,005

Less: net income (loss) attributable to noncontrolling interests	20,656	17,440	12,439	16,789
Net income (loss) attributable to Moelis & Company	$33,325	$35,690	$32,449	$39,216
Net income per share of common stock:
Basic	$0.92	$0.85	$0.72	$0.82
Diluted	$0.75	$0.72	$0.61	$0.72
Dividends declared per share of common stock	$1.97	$0.47	$1.97	$0.47

(1)	Results of operations for the three months ended September 30, 2019 include approximately $12.6 million in gains from the sale of 12.5 million shares of Moelis Australia.
(2)	Results of operations for the three months ended December 31, 2019 include approximately $8.1 million in gains from the sale of 8.0 million shares of Moelis Australia.

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2019

(dollars in thousands)

	Allowance for Doubtful
	Accounts(1)
	2019	2018	2017
Balance at beginning of period	$1,975	$1,433	$475
Additions:
Bad debt expense	2,399	1,044	2,895
Deductions:
Charge-offs of uncollectible balances	(286)	(502)	(1,937)
Balance at end of period	$4,088	$1,975	$1,433
(1)	Includes the allowance for doubtful accounts for both accounts receivable and other receivables.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B.    Other Information

In April 2014, we entered into a Master Services Agreement with Old Holdings, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Old Holdings’ subsidiaries, which was renewed in 2016, 2017, 2018 and 2019 for one year terms. On February 27, 2020, we entered into the fifth renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.24.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2020 annual meeting of stockholders (“2020 Proxy Statement”), expected to be held in June 2020, and is incorporated herein by reference. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
			Number of Shares		Remaining Available
			to be Issued	Weighted Average	for Future Issuance
			Upon Exercise of	Exercise Price of	Under Equity
			Outstanding	Outstanding	Compensation
			Options,	Options,	Plan (Excluding
			Warrants and	Warrants and	Securities Reflected
	Plan Category		Rights(2)	Rights	In First Column)(3)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	11,136,626	$16.70	4,662,932
Equity compensation plans not approved by shareholders	None		—	—	—
Total			11,136,626	$16.70	4,662,932

(1)

Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 9—Equity Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.

(2)	Excludes 12,958,022 Group LP Partnership Units.

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

Item 13.    Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

10.1**

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.2**	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑197955) filed with the SEC on August 8, 2014)

10.3

Stockholders Agreement, dated April 15, 2014, by and between the Registrant and Moelis & Company Partner Holdings LP, Kenneth Moelis, The Moelis Irrevocable Trust and The Moelis Family Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.4**

Statement of Terms and Conditions of the 2014 Incentive Restricted Stock Unit Award for Managing Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.5**

Statement of Terms and Conditions of the 2014 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.6**

Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on February 27, 2015)

10.7

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.8

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019)

10.9

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.11

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.13**

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

Exhibit Number	Description
10.14**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.16

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.17

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.19

Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.20

Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed on May 1, 2015)

10.21

Master Services Agreement, dated April 25, 2017 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2017)

10.22

Master Services Agreement, dated February 28, 2018 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2018)

10.23

Master Services Agreement, dated February 27, 2019 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K Filed on February 27, 2019)

10.24	Master Services Agreement, dated February 27, 2020 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Description
32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February, 2020.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2020
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 26, 2020
Chris Callesano

/s/ NAVID MAHMOODZADEGAN	Director	February 26, 2020
Navid Mahmoodzadegan

/s/ JEFFREY RAICH	Director	February 26, 2020
Jeffrey Raich

/s/ ERIC CANTOR	Vice Chairman and Director	February 26, 2020
Eric Cantor

/s/ ELIZABETH CRAIN	Chief Operating Officer and Director	February 26, 2020
Elizabeth Crain

/s/ JOHN A. ALLISON	Director	February 26, 2020
John A. Allison

/s/ YOLONDA C. RICHARDSON	Director	February 26, 2020
Yolonda C. Richardson

/s/ KENNETH L. SHROPSHIRE	Director	February 26, 2020
Kenneth L. Shropshire