Form 10-Q
period 2020-03-31
Moelis & Co
filed 2020-04-29
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 16, 2020, there were 53,419,336 shares of Class A common stock, par value $0.01 per share, and 10,397,915 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$124,158	$167,812
Restricted cash	597	760
Receivables:
Accounts receivable, net of allowance for credit losses of $3,776 and $4,088 as of March 31, 2020 and December 31, 2019, respectively	38,351	45,074
Accrued and other receivables	13,680	10,722
Total receivables	52,031	55,796
Deferred compensation	16,592	11,748
Investments	58,881	213,231
Right-of-use assets	186,524	190,763
Equipment and leasehold improvements, net	25,934	13,992
Deferred tax asset	408,095	400,496
Prepaid expenses and other assets	16,874	17,101
Total assets	$889,686	$1,071,699
Liabilities and Equity
Compensation payable	$12,424	$163,131
Accounts payable, accrued expenses and other liabilities	24,778	16,107
Amount due pursuant to tax receivable agreement	300,871	297,986
Deferred revenue	4,450	3,023
Lease liabilities	194,607	197,625
Total liabilities	537,130	677,872
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 57,076,395 issued and 53,449,058 outstanding at March 31, 2020; 1,000,000,000 authorized, 52,773,617 issued and 50,016,059 outstanding at December 31, 2019)	571	528
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 10,397,915 issued and outstanding at March 31, 2020; 1,000,000,000 authorized, 10,397,915 issued and outstanding at December 31, 2019)	104	104
Treasury stock, at cost; 3,627,337 and 2,757,558 shares as of March 31, 2020 and December 31, 2019, respectively	(139,472)	(107,836)
Additional paid-in-capital	933,094	872,791
Retained earnings (accumulated deficit)	(378,817)	(324,192)
Accumulated other comprehensive income (loss)	128	1,432
Total Moelis & Company equity	415,608	442,827
Noncontrolling interests	(63,052)	(49,000)
Total equity	352,556	393,827
Total liabilities and equity	$889,686	$1,071,699

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$153,706	$137,783
Expenses
Compensation and benefits	95,120	90,161
Occupancy	7,231	4,819
Professional fees	4,236	5,179
Communication, technology and information services	8,392	7,962
Travel and related expenses	7,944	11,497
Depreciation and amortization	1,199	1,155
Other expenses	5,142	7,381
Total expenses	129,264	128,154
Operating income (loss)	24,442	9,629
Other income and (expenses)	(1,660)	2,090
Income (loss) before income taxes	22,782	11,719
Provision (benefit) for income taxes	(7,344)	(4,458)
Net income (loss)	30,126	16,177
Net income (loss) attributable to noncontrolling interests	4,996	2,607
Net income (loss) attributable to Moelis & Company	$25,130	$13,570
Weighted-average shares of Class A common stock outstanding
Basic	52,666,457	48,309,358
Diluted	57,092,982	55,108,335
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.48	$0.28
Diluted	$0.44	$0.25

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$30,126	$16,177
Foreign currency translation adjustment, net of tax	(1,630)	540
Other comprehensive income (loss)	(1,630)	540
Comprehensive income (loss)	28,496	16,717
Less: Comprehensive income attributable to noncontrolling interests	4,670	2,726
Comprehensive income (loss) attributable to Moelis & Company	$23,826	$13,991

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$30,126	$16,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	518	1,288
Depreciation and amortization	1,199	1,155
Equity-based compensation	38,255	38,886
Deferred tax provision	(6,723)	10,638
Other	2,099	(416)
Changes in assets and liabilities:
Accounts receivable	5,565	8,720
Accrued and other receivables	(1,899)	3,626
Prepaid expenses and other assets	117	(183)
Deferred compensation	(4,925)	(2,616)
Compensation payable	(150,260)	(186,519)
Accounts payable, accrued expenses and other liabilities	9,454	(19,021)
Deferred revenue	1,439	3,071
Dividends received	1,942	2,848
Net cash provided by (used in) operating activities	(73,093)	(122,346)
Cash flows from investing activities
Purchase of investments	(28,152)	(9,245)
Proceeds from sales of investments	181,249	80,559
Purchase of equipment and leasehold improvements	(13,139)	(2,172)
Net cash provided by (used in) investing activities	139,958	69,142
Cash flows from financing activities
Dividends and distributions	(88,689)	(113,734)
Proceeds from exercise of stock options	11,819	492
Treasury stock purchases	(31,636)	(26,970)
Net cash provided by (used in) financing activities	(108,506)	(140,212)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2,176)	1,126
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,817)	(192,290)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$124,755	$69,481
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$1,560	$11,895
Other non-cash activity
Cumulative effect adjustment upon adoption of ASU 2016-13	$364	$—
Dividend equivalents issued	$12,125	$19,484
Class A Partnership Units or other equity converted into Class A Common Stock	$786	$240
Dividend declared not paid	$—	$657
Forfeiture of fully-vested Group LP units or other equity units	$96	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	528	104	(107,836)	872,791	(324,556)	1,432	(49,000)	393,463
Net income (loss)	—	—	—	—	—	—	—	25,130	—	4,996	30,126
Equity-based compensation	3,581,294	—	—	36	—	—	38,189	—	—	30	38,255
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,304)	(326)	(1,630)
Dividends declared ($1.26 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	12,125	(79,391)	—	(21,423)	(88,689)
Treasury Stock Purchases	—	—	(869,779)	—	—	(31,636)	—	—	—	—	(31,636)
Exercise of Stock options	721,484	—	—	7	—	—	11,812	—	—	—	11,819
Equity-based payments to non-employees	—	—	—	—	—	—	158	—	—	—	158
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of March 31, 2020	57,076,395	10,397,915	(3,627,337)	$571	$104	$(139,472)	$933,094	$(378,817)	$128	$(63,052)	$352,556

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	13,570	—	2,607	16,177
Equity-based compensation	2,397,164	—	—	24	—	—	38,753	—	—	109	38,886
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	421	119	540
Dividends declared ($1.75 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,484	(103,436)	—	(30,439)	(114,391)
Treasury Stock Purchases	—	—	(616,796)	—	—	(26,970)	—	—	—	—	(26,970)
Exercise of Stock options	29,439	—	—	—	—	—	492	—	—	—	492
Equity-based payments to non-employees	—	—	—	—	—	—	416	—	—	—	416
Other	—	—	—	—	—	—	(734)	—	—	974	240
Balance as of March 31, 2019	49,457,698	10,493,358	(2,042,911)	$494	$105	$(83,631)	$756,349	$(327,648)	$712	$(59,238)	$287,143

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

•

Moelis & Company Asia Limited (“Moelis Asia”), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing China through a wholly-owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting —The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidation —The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

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

In preparing the condensed consolidated financial statements, management makes estimates and assumptions regarding:

•	the adequacy of the allowance for credit losses;
•	the assessment of whether revenues from variable consideration should be constrained due to the probability of a significant revenue reversal;
•	the assessment of probable lease terms and the measurement of the present value of such obligations;

•	the measurement and realization of deferred taxes;

•	the measurement of amount due pursuant to tax receivable agreement; and

•	other matters that affect the reported amounts and disclosures of contingencies in the financial statements.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2020 and 2019, is presented below.

	March 31,
	2020	2019
Cash	$38,975	$32,703
Cash equivalents	85,183	36,429
Restricted cash	597	349
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$124,755	$69,481

Additionally, as of December 31, 2019, the Company held cash of $71,798 and cash equivalents of $96,014.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2020 and December 31, 2019 were $21,341 and $19,879 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $188 and $275 for the three months ended March 31, 2020 and 2019, respectively.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private funds advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical charge-offs and current economic conditions.

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such recoveries reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of recoveries and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

On January 1, 2020, the Company adopted Accounting Standards Update No. 2016-13— “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") using the modified retrospective method. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $459. The tax effect of this adjustment increased retained earnings by $95, resulting in a net decrease of $364 as of January 1, 2020. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires estimates of future credit losses based on reasonable supporting information. The Company will recognize its expected credit losses for each reporting period going forward.

The following table summarizes credit loss allowance activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,088	$-	$4,088
Adjustment for adoption of ASU 2016-13	260	199	459
Allowance for Credit Losses, adjusted beginning balance	4,348	199	4,547
Charge-offs	(1,289)	-	(1,289)
Recoveries	(724)	(26)	(750)
Reduction to allowance	(2,013)	(26)	(2,039)
Provision for credit losses	1,216	52	1,268
Allowance for credit losses, ending balance	$3,551	$225	$3,776

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

Equity Method Investments —The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded in investments on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in other income and expenses in the condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

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

Software— Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid and other assets on the Company’s condensed consolidated statement of financial condition. Such capitalized costs are amortized using the straight-line method over the term of the cloud computing service contract or another rational basis, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. All costs not directly related to the implementation of cloud computing arrangements, including overhead costs and costs of service agreements, will be expensed in the period they are incurred. The amortization expense of such capitalized costs will be presented under communication, technology and information services on the condensed consolidated statement of operations.

Effective January 1, 2020, the Company adopted ASU 2018-15, “Goodwill and Other —Internal Use Software” using a prospective approach (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. As of March 31, 2020, the Company capitalized approximately $202 in implementation costs related to its cloud computing arrangements.

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

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2020 and 2019, no such amounts were recorded.

The Company recognizes excess tax benefits and deficiencies as income tax benefits or expenses in the condensed consolidated statement of operations. These are reflected in accounts payable, accrued expenses and other liabilities within the condensed consolidated statement of cash flows.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for entities that are impacted by interest rate reform. Specifically, ASU 2020-04 allows for contracts under the scope of Topic 310—Receivables to be accounted for prospectively with the updated interest rate, among other specifications for debt, derivative instruments, and other contracts. ASU 2020-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application is permitted. Upon initial evaluation, we do not anticipate any material changes to our condensed consolidated financial statements.

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2020	2019
Office equipment	$11,860	$13,593
Furniture and fixtures	5,017	5,054
Leasehold improvements	15,199	15,294
Construction in progress	15,258	2,108
Total	47,334	36,049
Less accumulated depreciation and amortization	(21,400)	(22,057)
Equipment and leasehold improvements, net	$25,934	$13,992

Depreciation and amortization expenses for fixed assets totaled $1,199 and $1,155 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there were $202 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. Such arrangements are still in development and are not yet subject to amortization.

5. INVESTMENTS

Fair value investments are contained within the balance of investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities as of March 31, 2020 and December 31, 2019 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. The Company considers these securities to be risk free and does not reserve for expected credit losses on these treasury investments. See Note 2 for further information on the Company’s fair value hierarchy.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance of all securities with the same term, it is classified as level 1,otherwise it is referred to as “off-the-run” and is classified as level 2.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of March 31, 2020:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$62,564	$—	$62,564	$—
Government securities money market	22,619	—	22,619	—
Investments
U.S. treasury instruments	21,227	—	21,227	—
Common stock	302	302	—	—
Total financial assets	$106,712	$302	$106,410	$—

For the three months ended March 31, 2020, unrealized losses of $25 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $21,745 as of March 31, 2020.

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

For the three months ended March 31, 2019, unrealized gains of $41 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $173,806 as of December 31, 2019.

Equity-method investments are contained within the balance of investments on the Company’s condensed consolidated statements of financial condition. On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting. Please see Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

On February 19, 2020 and February 20, 2019, Moelis Australia declared dividends, of which the Company received $1,942 and $2,848 on March 4, 2020 and March 6, 2019, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $1,942 and $2,848, respectively.

On September 2, 2019 and November 4, 2019, the Company sold 12.5 million and 8.0 million shares of Moelis Australia common stock, respectively. These transactions resulted in gains of $12,631 and $8,083, respectively, recorded in other income and expenses on the condensed consolidated statements of operations. As a result, the Company’s ownership interest in Moelis Australia was reduced.

The balances of the Company’s equity method investment as of March 31, 2020 and December 31, 2019 were $37,352 and $38,944, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2020 and 2019 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2020		2019
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$25,130		$13,570
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$25,130		$13,570
Denominator:
Weighted average shares of Class A common stock outstanding—basic	52,666,457		48,309,358
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	4,426,525	(b)	6,798,977	(b)
Weighted average shares of Class A common stock outstanding—diluted	57,092,982		55,108,335
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.48		$0.28
Diluted	$0.44		$0.25

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 70,051,004 and 68,161,800 for the three months ended March 31, 2020 and 2019, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three ended March 31, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

During the three months ended March 31, 2020 and 2019, certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company. During the three months ended March 31, 2020 and 2019, the additional weighted average amount of RSUs that would have been included in this calculation if the effect were dilutive would have been 1,613,603 and 1,340,404 units, respectively.

7. EQUITY-BASED COMPENSATION

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of March 31, 2020, partners held 12,958,022 Class A partnership units, 36,634 of which were unvested and will continue to vest over their service life.

In relation to the units that continue to vest, the Company recognized compensation expenses of $30 and $109 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $9 of unrecognized compensation expense related to unvested Class A partnership units which is expected to be recognized over a weighted-average period of 0.1 years, using the graded vesting method.

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

Share Repurchase Plan

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of March 31, 2020.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended March 31, 2020 and 2019, the Company recognized expense of $38,225 and $38,282, respectively, in relation to these RSUs.

The following table summarizes activity related to restricted stock and RSUs for the three months ended March 31, 2020 and 2019.

	Restricted Stock & RSUs
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,414,130	$42.19	8,761,224	$37.59
Granted	3,585,725	37.93	3,495,863	46.08
Forfeited	(48,512)	37.00	(14,415)	46.84
Vested	(2,894,992)	38.67	(2,787,084)	36.62
Unvested Balance at March 31,	9,056,351	$41.53	9,455,588	$41.04

As of March 31, 2020, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $204,253. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2020 is 2.0 years.

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

The Company paid special dividends of $9.05, in aggregate, through March 31, 2020. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $9.05 from $25.00 per share to $15.95 per share.

The following table summarizes activity related to stock options for the three months ended March 31, 2020 and 2019.

	Stock Options Outstanding
	2020		2019
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95	2,017,067	$15.95
Exercises	(722,034)	15.95	(29,439)	15.95
Forfeitures or expirations	—	15.95	(2,000)	15.95
Outstanding at March 31,	6,500	$15.95	1,985,628	$15.95

For the three months ended March 31, 2020 and 2019, the Company recognized expenses of $0 and $495, respectively, related to stock options. As of April 2020, no stock options remain outstanding.

8. STOCKHOLDERS EQUITY

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

As of March 31, 2020, there were 57,076,395 shares of Class A common stock issued, 3,627,337 shares of treasury stock, and 53,449,058 shares outstanding, and as of December 31, 2019, there were 52,773,617 shares of Class A common stock issued, 2,757,558 shares of treasury stock, and 50,016,059 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, in addition to the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of March 31, 2020, and December 31, 2019, 10,397,915 shares of Class B common stock were issued and outstanding, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2020 and 2019, the Company repurchased 869,779 and 616,796 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $31,636 and $26,970, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2020 and 2019.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2020 and December 31, 2019, partners held 12,958,022 and 12,958,022 Group LP partnership units, respectively, representing a 20% and 21% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 53,449,058 shares of Class A common stock outstanding at March 31, 2020 (50,016,059 as of December 31, 2019), represents the controlling interest.

9. RELATED-PARTY TRANSACTIONS

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

For the three months ended March 31, 2020 and 2019, the Company incurred $324 and $468 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes —As of March 31, 2020, there were $189 of unsecured promissory notes from employees held by the Company (December 31, 2019: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held as of March 31, 2020 and December 31, 2019 bear a fixed interest rate of 4.00%. During each of the three months ended March 31, 2020 and 2019, the Company received $0 of principal repayments and recognized interest income of $2, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $110 and $62 for the three months ended March 31, 2020 and 2019, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2020 and December 31, 2019, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia —As of March 31, 2020 and December 31, 2019, the Company had no balance due from Moelis Australia which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $201 for the three months ended March 31, 2020 and 2019, respectively.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2020, Moelis U.S. had net capital of $81,893, which was $81,643 in excess of its required net capital. At December 31, 2019, Moelis U.S. had net capital of $160,401 which was $160,151 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At March 31, 2020, the aggregate regulatory net capital of Moelis UK was $5,967 which exceeded the minimum requirement by $5,911. At December 31, 2019, the aggregate regulatory net capital of Moelis UK was $11,978, which exceeded the minimum requirement by $11,922.

11. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2020, the Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2020 and December 31, 2019, the Company had no borrowings under the credit facility.

As of March 31, 2020, the Company’s available credit under this facility was $60,069 as a result of the issuance of an aggregate amount of $4,931 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Three Months Ended		Three Months Ended
	March 31,		March 31,
($ in thousands)	2020		2019
Supplemental Income Statement Information:

Operating lease cost	$6,365		$4,133

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,299		$4,868

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases commenced during the period):	$2,414		$1,172

Other Information
Weighted-average remaining lease term - operating leases	13.82	years	5.18	years
Weighted-average discount rate - operating leases	3.53%		4.00%

The future sublease income and maturities of our operating lease liabilities as of March 31, 2020, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2020	$(619)	$12,525
2021	(825)	18,955
2022	(825)	23,309
2023	(825)	20,315
2024	(825)	18,695
Thereafter	(412)	191,443
Total Payments	$(4,331)	$285,242

Less: Tenant improvement allowances		(24,128)
Less: Present value adjustment		(66,507)
Total		$194,607

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2020 and 2019, in the amounts of $696 and $683, respectively.

13. INCOME TAXES

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for the New York City unincorporated business tax (“UBT”) and certain other foreign, state, and local taxes. The Company is subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes and effective tax rate were a benefit of $7,344 and (32%) and a benefit of $4,458 and (38%), for the three months ended March 31, 2020 and 2019, respectively. The Company’s provision for income taxes includes a tax benefit recognized in connection with the delivery of equity-based compensation of $7,337, and a benefit of $5,740 in connection with certain tax relief provisions provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in the United States on March 27, 2020. The tax benefit from the CARES Act is primarily attributable to the Company’s ability to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate. As some of the calculated tax benefits relate to deductions subject to the Company’s Tax Receivable Agreement, the Company’s liability pursuant to the Tax Receivable Agreement was also re-measured and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

14. REVENUES AND BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, governments, sovereign wealth funds, and financial sponsors, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters.

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

	Three Months Ended March 31,
	2020	2019
Revenues:
United States	$129,185	$122,680
Europe	16,256	6,716
Rest of World	8,265	8,387
Total	$153,706	$137,783

	March 31,	December 31,
	2020	2019
Assets:
United States	$783,002	$934,654
Europe	43,351	67,247
Rest of World	63,333	69,798
Total	$889,686	$1,071,699

As of March 31, 2020, and December 31, 2019, the Company had deferred revenues of $4,450 and $3,023, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2020, $1,167 of revenues were recognized from the opening balance of deferred revenues.

Due to the factors that may delay or terminate a transaction (see Note 2), the Company does not estimate constrained transaction fees for revenue recognition. Quantitative disclosures of constrained variable consideration are not provided for remaining, wholly unsatisfied, performance obligations. These remaining performance obligations related to retainers, upfront fees and announcement fees are typically associated with contracts that have durations of one year or less.

15. SUBSEQUENT EVENTS

On April 20, 2020, the Board of Directors of Moelis & Company declared a dividend of $0.255 per share to be paid on June 30, 2020 to shareholders of record as of May 4, 2020.

In April 2020, the Company extended its $65,000 revolving credit facility to June 30, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements and Certain Factors that May Affect Our Business

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic has had and the significant and adverse effect it is expected to continue to have on our business. You should consider the numerous risks outlined under “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In particular, statements herein about the effects of the COVID-19 pandemic on our business, results, financial position and liquidity may constitute forward-looking statements and are subject to the risk that the actual impact may differ, possibly materially, from what is currently estimated. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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

As of March 31, 2020, we served our clients globally with 591 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2020 and 2019, referenced throughout this Form 10-Q was obtained from Thomson Financial as of April 4, 2020, and April 4, 2019.

For the first three months of 2020, we earned revenues of $153.7 million, an increase of 12% from the $137.8 million earned during the same period in 2019. This compares favorably with a 23% decrease in the number of global completed M&A transactions greater than $100 million in the same period. The increase in revenues was driven by an increase in the number of transaction completions, as well as an increase in average fees earned per completed transaction as compared with the prior year period.

Our team of investment banking professionals continues to be very active, providing high quality advice to clients around the globe. While our current conversations with clients remain strong, we caution that given the uncertainty and volatility in the world caused by COVID-19, there may be a more pronounced delay between the time we get mandated on a transaction and when a transaction can ultimately complete, which may temporarily have a negative impact on the timing of revenues. Starting toward the latter half of the first quarter of 2020, M&A transactions have generally been put on hiatus and fewer new transactions are launching due to market volatility, and a general uncertain environment caused by COVID-19. As a result, in the first quarter of 2020 global M&A transaction completions were down 23% versus the prior year period. At the same time, companies across the economy are experiencing severe financial distress as a result of the business cessation caused by COVID-19. Our restructuring activity has increased tremendously as companies across most sectors are seeking our advice on their capital and liquidity needs. We are confident about the longer-term revenue contribution from our restructuring business, but believe that there may be a period in our financial results where M&A transactions remain on hiatus and restructuring completions lag, causing revenues to decrease in the short term. We feel confident about our position in the market but cannot control or predict the ultimate magnitude of the pandemic, the timing and speed of the economic recovery, and the ultimate impact that it may have on our revenues. We are confident about the current strength of our Franchise and our operational health in this uncertain environment. We have a strong balance sheet with substantial liquidity, zero debt, and virtually no future cash compensation obligations for past service. By remaining focused on the factors that are within our control, we are in a position to emerge from the current environment better than how we came into it.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
($ in thousands)	2020	2019	Variance
Revenues	$153,706	$137,783	12%
Expenses:
Compensation and benefits	95,120	90,161	6%
Non-compensation expenses	34,144	37,993	-10%
Total operating expenses	129,264	128,154	1%
Operating income (loss)	24,442	9,629	154%
Other income and (expenses)	(1,660)	2,090	N/M
Income (loss) before income taxes	22,782	11,719	94%
Provision (benefit) for income taxes	(7,344)	(4,458)	65%
Net income (loss)	$30,126	$16,177	86%

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

Three Months Ended March 31, 2020 versus 2019

Revenues were $153.7 million for the three months ended March 31, 2020 as compared with $137.8 million for the same period in 2019, representing an increase of 12%. The increase in revenues was driven by an increase in the number of transaction completions, as well as an increase in average fees earned per completed transaction as compared with the prior year period. Toward the end of the quarter, we saw many

M&A transactions being put on hold due to the uncertainty and market volatility caused by COVID-19. COVID-19 has adversely impacted our business and is expected to continue to have a significant and adverse effect on our business, revenues and operating results in the short term.

For the three months ended March 31, 2020 and 2019 there were 117 and 90 fee-paying clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 39 clients from 29 clients for the same period of 2019.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2020	2019	Variance
Expenses:
Compensation and benefits	$95,120	$90,161	6%
% of revenues	62%	65%
Non-compensation expenses	$34,144	$37,993	-10%
% of revenues	22%	28%
Total operating expenses	$129,264	$128,154	1%
% of revenues	84%	93%

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

Three Months Ended March 31, 2020 versus 2019

Operating expenses were $129.3 million for the three months ended March 31, 2020 and represented 84% of revenues, compared with $128.2 million for the same period in 2019 which represented 93% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses.

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

Three Months Ended March 31, 2020 versus 2019

For the three months ended March 31, 2020, compensation related expenses of $95.1 million represented 62% of revenues, compared with $90.2 million of compensation-related expenses which represented 65% of revenues in the prior year period. The increase in compensation expenses was primarily driven by increased headcount compared to the prior year period.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $95.1 million and $90.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in fixed compensation costs relates to increased headcount as compared to the prior year period. Discretionary cash bonus expenses generally represent the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards. For the three months ended March 31, 2020 and 2019, there was no accrued discretionary cash bonus expense. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool.

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

Three Months Ended March 31, 2020 versus 2019

For the three months ended March 31, 2020, non‑compensation expenses of $34.1 million represented 22% of revenues, compared with $38.0 million which represented 28% of revenues in the prior year period. The decrease in non-compensation expenses were primarily related to decreased travel and other business development expenses related to social distancing restrictions due to the COVID-19 virus, in addition to our continued and focused expense discipline.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2020 versus 2019

Other income and expenses were an expense of $1.7 million and income of $2.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in other income and expenses is primarily related to amounts due pursuant to the Company's Tax Receivable Agreement in connection with the CARES Act during the three months ended March 31, 2020

Provision for Income Taxes

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for certain foreign, state and local income taxes. The Company is subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended March 31, 2020 versus 2019

The Company’s provision for income taxes and effective tax rates were a benefit of $7.3 million and (32%), and a benefit of $4.5 million and (38%), for the three months ended March 31, 2020 and 2019, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for those periods in addition to the tax benefit from certain tax relief provisions provided under the CARES Act during the first quarter of 2020.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2020 and December 31, 2019, the Company had cash equivalents of $85.2 million and $96.0 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of March 31, 2020 and December 31, 2019, the Company had cash of $39.0 million and $71.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2020 and December 31, 2019, the Company held $21.2 million and $174.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2020 and December 31, 2019 accounts receivable were $38.4 million and $45.1 million, respectively, net of allowances of $3.8 million and $4.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2020. In April 2020, the Company renewed its $65.0 million revolving credit facility which extended the maturity date to June 30, 2021. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2020, the Company had no borrowings under the credit facility.

As of March 31, 2020, the Company’s available credit under this facility was $60.1 million as a result of the issuance of an aggregate amount of $4.9 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.255 per share to be paid on June 30, 2020 to Class A common shareholders of record on May 4, 2020. The quarterly dividend has been temporarily modified to preserve capital and enhance financial flexibility during this period of uncertainty related to COVID-19. During the three months ended March 31, 2020 the Company paid aggregate dividends of $1.26 per share, which included a special dividend of $0.75 per share and a regular quarterly dividend of $0.51 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the three months ended March 31, 2020 and 2019, the Company repurchased 869,779 and 616,796 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of March 31, 2020.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of March 31, 2020 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended
($ in thousands)	2020	2019
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$30,126	$16,177
Non-cash charges	35,348	51,551
Other operating activities	(138,567)	(190,074)
Total operating activities	(73,093)	(122,346)
Investing Activities	139,958	69,142
Financing Activities	(108,506)	(140,212)
Effect of exchange rate changes	(2,176)	1,126
Net increase (decrease) in cash	(43,817)	(192,290)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$124,755	$69,481

Three months ended March 31, 2020

Cash, cash equivalents and restricted cash were $124.8 million at March 31, 2020, a decrease of $43.8 million from $168.6 million at December 31, 2019. Operating activities resulted in a net outflow of $73.1 million primarily attributable to net operating expenses, including discretionary bonuses paid during the period, offset by cash collected from clients. Investing activities resulted in a net inflow of $140.0 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $108.5 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2020:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,331 of committed sublease income)	$280,911	$16,565	$41,003	$36,658	$186,685
Amount due pursuant to Tax Receivable Agreement	300,871	22,014	45,204	37,248	196,405
Total	$581,782	$38,579	$86,207	$73,906	$383,090

As of March 31, 2020, the Company has a total payable of $300.9 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, so we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first three months of 2020.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, U.S. government agency debt securities and U.S. treasury instruments. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of U.S. treasury instruments that are classified as investments on our condensed consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See “—Critical Accounting Policies—Accounts Receivable and Allowance for Credit Losses.”

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2020 and 2019, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were a loss of $1.6 million and a gain of $0.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Accounts Receivable and Allowance for Credit Losses

The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private funds advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical charge-offs and current economic conditions.

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such recoveries reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of recoveries and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “ Accounting for Income Taxes ” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2020 and 2019, no such amounts were recorded.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC").

The scale, scope and duration of the impact of the COVID-19 pandemic on our business are unpredictable and depend on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on us and the impact may have a sustained material adverse effect on our business, revenues, operating results and financial condition.

The rapid, worldwide spread of a novel strain of coronavirus (“COVID-19”) has created global economic disruption and uncertainty. COVID-19 has adversely impacted our business and is expected to continue to have a significant and adverse effect on our business, revenues and operating results in the short term. The scale, scope and duration of the impact of the COVID-19 pandemic are unpredictable. The negative impact of COVID-19 on our business may be sustained, increase in significance and affect us in ways we cannot foresee at this time.

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A transactions decreases, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. Starting in March 2020, M&A transactions have generally been put on hiatus and fewer new transactions are launching due to market volatility and uncertainty caused by COVID-19. Our results of operations are expected to be adversely affected by such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our profitability is expected to be adversely affected in the short term due to COVID-19 and may be impacted for a sustained period if we determine not to, or are unable to, scale back fixed and other costs within a time frame sufficient to match decreases in revenue relating to changes in market and economic conditions. We believe COVID-19’s adverse impact will also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope and effectiveness of additional governmental responses to the pandemic; medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in a sustained uncertain environment.

We have implemented various initiatives to reduce the impact of COVID-19, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
January 1 - January 31	61,248	$31.69	61,248	$84.5	million
February 1 - February 29	765,791	37.01	90,000	81.1	million
March 1 - March 31	42,740	31.75	6,099	80.9	million
Total	869,779	$36.38	157,347	$80.9	million
(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

10.1

Master Services Agreement by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2020)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of April, 2020.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer