Form 10-Q
period 2020-06-30
Moelis & Co
filed 2020-07-31
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 16, 2020, there were 55,245,271 shares of Class A common stock, par value $0.01 per share, and 8,655,509 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$92,950	$167,812
Restricted cash	721	760
Receivables:
Accounts receivable, net of allowance for credit losses of $4,707 and $4,088 as of June 30, 2020 and December 31, 2019, respectively	45,531	45,074
Accrued and other receivables	11,035	10,722
Total receivables	56,566	55,796
Deferred compensation	13,555	11,748
Investments	138,991	213,231
Right-of-use assets	182,625	190,763
Equipment and leasehold improvements, net	33,378	13,992
Deferred tax asset and income tax receivable	437,532	400,496
Prepaid expenses and other assets	17,626	17,101
Total assets	$973,944	$1,071,699
Liabilities and Equity
Compensation payable	$84,455	$163,131
Accounts payable, accrued expenses and other liabilities	10,603	16,107
Amount due pursuant to tax receivable agreement	318,676	297,986
Deferred revenue	4,664	3,023
Lease liabilities	194,903	197,625
Total liabilities	613,301	677,872
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 58,897,917 issued and 55,245,961 outstanding at June 30, 2020; 1,000,000,000 authorized, 52,773,617 issued and 50,016,059 outstanding at December 31, 2019)	589	528
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 8,655,509 issued and outstanding at June 30, 2020; 1,000,000,000 authorized, 10,397,915 issued and outstanding at December 31, 2019)	87	104
Treasury stock, at cost; 3,651,956 and 2,757,558 shares as of June 30, 2020 and December 31, 2019, respectively	(140,238)	(107,836)
Additional paid-in-capital	961,326	872,791
Retained earnings (accumulated deficit)	(401,137)	(324,192)
Accumulated other comprehensive income (loss)	50	1,432
Total Moelis & Company equity	420,677	442,827
Noncontrolling interests	(60,034)	(49,000)
Total equity	360,643	393,827
Total liabilities and equity	$973,944	$1,071,699

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$159,938	$153,523	$313,644	$291,306
Expenses
Compensation and benefits	149,616	84,485	244,736	174,646
Occupancy	7,673	4,765	14,904	9,584
Professional fees	5,195	5,342	9,431	10,521
Communication, technology and information services	7,563	7,877	15,955	15,839
Travel and related expenses	1,548	9,293	9,492	20,790
Depreciation and amortization	1,076	1,290	2,275	2,445
Other expenses	4,419	6,592	9,561	13,973
Total expenses	177,090	119,644	306,354	247,798
Operating income (loss)	(17,152)	33,879	7,290	43,508
Other income and (expenses)	(3,277)	5,022	(4,937)	7,112
Income (loss) before income taxes	(20,429)	38,901	2,353	50,620
Provision (benefit) for income taxes	(11,385)	1,234	(18,729)	(3,224)
Net income (loss)	(9,044)	37,667	21,082	53,844
Net income (loss) attributable to noncontrolling interests	(3,312)	8,208	1,684	10,815
Net income (loss) attributable to Moelis & Company	$(5,732)	$29,459	$19,398	$43,029
Weighted-average shares of Class A common stock outstanding
Basic	56,130,614	50,107,269	54,449,690	48,919,127
Diluted	56,130,614	54,668,087	58,362,500	54,770,852
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(0.10)	$0.59	$0.36	$0.88
Diluted	$(0.10)	$0.54	$0.33	$0.79

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(9,044)	$37,667	$21,082	$53,844
Foreign currency translation adjustment, net of tax	(95)	(57)	(1,725)	483
Other comprehensive income (loss)	(95)	(57)	(1,725)	483
Comprehensive income (loss)	(9,139)	37,610	19,357	54,327
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,329)	8,196	1,341	10,922
Comprehensive income (loss) attributable to Moelis & Company	$(5,810)	$29,414	$18,016	$43,405

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$21,082	$53,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,576	2,203
Depreciation and amortization	2,275	2,445
Equity-based compensation	67,634	67,132
Deferred tax and income tax receivable provision	(16,266)	(3,011)
Other	5,819	(4,805)
Changes in assets and liabilities:
Accounts receivable	(2,733)	9,365
Accrued and other receivables	(151)	7,815
Prepaid expenses and other assets	(378)	(1,077)
Deferred compensation	(1,878)	(509)
Compensation payable	(77,887)	(180,065)
Accounts payable, accrued expenses and other liabilities	166	(10,985)
Deferred revenue	1,644	4,369
Dividends received	1,942	2,848
Net cash provided by (used in) operating activities	2,845	(50,431)
Cash flows from investing activities
Purchase of investments	(129,934)	(9,245)
Proceeds from sales of investments	202,478	89,859
Notes issued to employees	(200)	—
Purchase of equipment and leasehold improvements	(21,658)	(4,587)
Net cash provided by (used in) investing activities	50,686	76,027
Cash flows from financing activities
Dividends and distributions	(105,770)	(145,537)
Proceeds from exercise of stock options	11,923	5,864
Treasury stock purchases	(32,402)	(39,610)
Net cash provided by (used in) financing activities	(126,249)	(179,283)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2,183)	958
Net increase (decrease) in cash, cash equivalents, and restricted cash	(74,901)	(152,729)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$93,671	$109,042
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$1,628	$13,448
Other non-cash activity
Cumulative effect adjustment upon adoption of ASU 2016-13	$364	$—
Dividend equivalents issued	$14,621	$23,998
Class A Partnership Units or other equity converted into Class A Common Stock	$5,725	$670
Forfeiture of fully-vested Group LP units or other equity units	$96	$2,271

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	528	104	(107,836)	872,791	(324,556)	1,432	(49,000)	393,463
Net income (loss)	—	—	—	—	—	—	—	25,130	—	4,996	30,126
Equity-based compensation	3,581,294	—	—	36	—	—	38,189	—	—	30	38,255
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,304)	(326)	(1,630)
Dividends declared ($1.26 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	12,125	(79,391)	—	(21,423)	(88,689)
Treasury Stock Purchases	—	—	(869,779)	—	—	(31,636)	—	—	—	—	(31,636)
Exercise of Stock options	721,484	—	—	7	—	—	11,812	—	—	—	11,819
Equity-based payments to non-employees	—	—	—	—	—	—	158	—	—	—	158
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of March 31, 2020	57,076,395	10,397,915	(3,627,337)	$571	$104	$(139,472)	$933,094	$(378,817)	$128	$(63,052)	$352,556
Net income (loss)	—	—	—	—	—	—	—	(5,732)	—	(3,312)	(9,044)
Equity-based compensation	72,616	—	—	1	—	—	29,369	—	—	9	29,379
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(78)	(17)	(95)
Dividends declared ($0.255 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	2,496	(16,588)	—	(2,989)	(17,081)
Treasury Stock Purchases	—	—	(24,619)	—	—	(766)	—	—	—	—	(766)
Exercise of Stock options	6,500	—	—	—	—	—	104	—	—	—	104
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,742,406	(1,742,406)	—	17	(17)	—	(4,388)	—	—	9,327	4,939
Equity-based payments to non-employees	—	—	—	—	—	—	651	—	—	—	651
Balance as of June 30, 2020	58,897,917	8,655,509	(3,651,956)	$589	$87	$(140,238)	$961,326	$(401,137)	$50	$(60,034)	$360,643

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	13,570	—	2,607	16,177
Equity-based compensation	2,397,164	—	—	24	—	—	38,753	—	—	109	38,886
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	421	119	540
Dividends declared ($1.75 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	19,484	(103,436)	—	(30,439)	(114,391)
Treasury Stock Purchases	—	—	(616,796)	—	—	(26,970)	—	—	—	—	(26,970)
Exercise of Stock options	29,439	—	—	—	—	—	492	—	—	—	492
Equity-based payments to non-employees	—	—	—	—	—	—	416	—	—	—	416
Other	—	—	—	—	—	—	(734)	—	—	974	240
Balance as of March 31, 2019	49,457,698	10,493,358	(2,042,911)	$494	$105	$(83,631)	$756,349	$(327,648)	$712	$(59,238)	$287,143
Net income (loss)	—	—	—	—	—	—	—	29,459	—	8,208	37,667
Equity-based compensation	1,787,993	—	—	18	—	—	28,187	—	—	41	28,246
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(45)	(12)	(57)
Dividends declared ($0.50 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	4,514	(29,164)	—	(6,496)	(31,146)
Treasury Stock Purchases	—	—	(355,039)	—	—	(12,640)	—	—	—	—	(12,640)
Exercise of Stock options	321,662	—	—	3	—	—	5,372	—	—	—	5,375
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	111	—	—	—	111
Other	—	—	—	—	—	—	(1,550)	—	—	(721)	(2,271)
Balance as of June 30, 2019	51,629,289	10,431,422	(2,397,950)	$516	$104	$(96,271)	$791,403	$(327,353)	$667	$(56,208)	$312,858

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

•

Moelis & Company Asia Limited (“Moelis Asia”), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing, China through a wholly-owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2020 and 2019, is presented below.

	June 30,
	2020	2019
Cash	$26,724	$48,113
Cash equivalents	66,226	60,247
Restricted cash	721	682
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$93,671	$109,042

Additionally, as of December 31, 2019, the Company held cash of $71,798 and cash equivalents of $96,014.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2020 and December 31, 2019 were $19,781 and $19,879 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $198 and $245 for the three months ended June 30, 2020 and 2019, respectively, and $386 and $520 for the six months ended June 30, 2020 and 2019, respectively.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$3,551	$225	$3,776
Charge-offs	(127)	-	(127)
Recoveries	(512)	-	(512)
Reduction to allowance	(639)	-	(639)
Provision for credit losses	1,595	(25)	1,570
Allowance for credit losses, ending balance	$4,507	$200	$4,707

	Six Months Ended June 30, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,088	$-	$4,088
Adjustment for adoption of ASU 2016-13	260	199	459
Allowance for Credit Losses, adjusted beginning balance	4,348	199	4,547
Charge-offs	(1,416)	-	(1,416)
Recoveries	(1,236)	(26)	(1,262)
Reduction to allowance	(2,652)	(26)	(2,678)
Provision for credit losses	2,811	27	2,838
Allowance for credit losses, ending balance	$4,507	$200	$4,707

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

Effective January 1, 2020, the Company adopted ASU 2018-15, “Goodwill and Other —Internal Use Software” using a prospective approach (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. As of June 30, 2020, the Company capitalized approximately $1,512 in implementation costs related to its cloud computing arrangements.

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

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Assets that are in development and have not yet been placed in service are generally classified as “Construction in Progress” and are reclassified to the appropriate category when the associated assets are placed in service. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated statements of financial condition and any gain or loss is reflected in the condensed consolidated statements of operations.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2020 and 2019, no such amounts were recorded.

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

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2020	2019
Office equipment	$11,808	$13,593
Furniture and fixtures	5,032	5,054
Leasehold improvements	15,189	15,294
Construction in progress	23,764	2,108
Total	55,793	36,049
Less accumulated depreciation and amortization	(22,415)	(22,057)
Equipment and leasehold improvements, net	$33,378	$13,992

Depreciation and amortization expenses for fixed assets totaled $1,076 and $1,290 for the three months ended June 30, 2020 and 2019, respectively, and $2,275 and $2,445 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there were $1,512 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $14 for the three and six months ended June 30, 2020, and was recorded within communication, technology and information services on the condensed consolidated statement of operations.

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

The estimated fair values of government securities money markets, U.S. Treasury instruments, and government debt securities are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. The Company considers these securities to be risk free and does not reserve for expected credit losses on these treasury investments. See Note 2 for further information on the Company’s fair value hierarchy.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance of all securities with the same term, it is classified as level 1; otherwise it is referred to as “off-the-run” and is classified as level 2.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of June 30, 2020:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$15,000	$—	$15,000	$—
Government securities money market	51,226	—	51,226	—
Investments
U.S. treasury instruments	100,767	—	100,767	—
Common stock	1,177	1,177	—	—
Total financial assets	$168,170	$1,177	$166,993	$—

For the three and six months ended June 30, 2020, unrealized losses of $142 and $167 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $102,417 as of June 30, 2020.

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

The balances of the Company’s equity method investment as of June 30, 2020 and December 31, 2019 were $37,047 and $38,944, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2020 and 2019 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2020		2019		2020		2019
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$(5,732)		$29,459		$19,398		$43,029
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$(5,732)		$29,459		$19,398		$43,029
Denominator:
Weighted average shares of Class A common stock outstanding—basic	56,130,614		50,107,269		54,449,690		48,919,127
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	—	(b)(c)	4,560,818	(b)	3,912,810	(b)	5,851,725	(b)
Weighted average shares of Class A common stock outstanding—diluted	56,130,614		54,668,087		58,362,500		54,770,852
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(0.10)		$0.59		$0.36		$0.88
Diluted	$(0.10)		$0.54		$0.33		$0.79

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 67,805,780 and 67,701,355 for the three months ended June 30, 2020 and 2019, respectively, and 70,679,094 and 67,783,254 for the six months ended June 30, 2020 and 2019, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2020 and 2019, there were 2,647,641 and 2,500,362 RSUs, respectively, that would have been included in the treasury stock method calculation if the effect were dilutive and 2,038,792 and 1,789,991 units for the six months ended June 30, 2020 and 2019, respectively.

(c)

The Company has a loss for the three months ended June 30, 2020, resulting in antidilution when additional shares of the Company’s Class A common stock are assumed issued pursuant to the treasury stock method. As a result, there were 2,978,213 shares per the treasury stock method related to unvested RSUs that were excluded from the denominator in the calculation of diluted net income (loss) per share for the three months ended June 30, 2020. If such shares were included, diluted Class A common stock outstanding would be 59,108,827 for the three months ended June 30, 2020.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of June 30, 2020, partners held 11,215,616 Class A partnership units.

The Company recognized compensation expenses of $9 and $41 for the three months ended June 30, 2020 and 2019, respectively, and $39 and $150 for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Class A partnership units were fully-vested.

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

Share Repurchase Plan

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of June 30, 2020.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended June 30, 2020 and 2019, the Company recognized expense of $29,368 and $28,094, respectively, and $67,595 and $66,376 for the six months ended June 30, 2020 and 2019, respectively, in relation to these RSUs.

The following table summarizes activity related to restricted stock and RSUs for the six months ended June 30, 2020 and 2019.

	Restricted Stock & RSUs
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,414,130	$42.19	8,761,224	$37.59
Granted	3,751,547	37.76	3,657,153	46.05
Forfeited	(79,016)	38.96	(71,641)	43.15
Vested	(3,069,143)	38.74	(3,825,041)	34.34
Unvested Balance at June 30,	9,017,518	$41.45	8,521,695	$42.39

As of June 30, 2020, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $175,583. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2020 is 1.9 years.

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

The Company paid special dividends of $9.05, in aggregate, through June 30, 2020. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $9.05 from $25.00 per share to $15.95 per share.

The following table summarizes activity related to stock options for the six months ended June 30, 2020 and 2019.

	Stock Options Outstanding
	2020		2019
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95	2,017,067	$15.95
Exercises	(728,534)	15.95	(351,101)	15.95
Forfeitures or expirations	—	—	(3,000)	15.95
Outstanding at June 30,	—	$—	1,662,966	$15.95

For the three months ended June 30, 2020 and 2019, the Company recognized expenses of $0 and $111, respectively, and $0 and $606 for the six months ended June 30, 20120 and 2019, respectively, related to stock options.

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

As of June 30, 2020, there were 58,897,917 shares of Class A common stock issued, 3,651,956 shares of treasury stock, and 55,245,961 shares outstanding, and as of December 31, 2019, there were 52,773,617 shares of Class A common stock issued, 2,757,558 shares of treasury stock, and 50,016,059 shares outstanding. The changes in Class A common stock are due primarily to the IPO, offering transactions described above, exchanges of class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2020, and December 31, 2019, 8,655,509 and 10,397,915 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2020 and 2019, the Company repurchased 894,398 and 971,835 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $32,402 and $39,610, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2020 and 2019.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2020 and December 31, 2019, partners held 11,215,616 and 12,958,022 Group LP partnership units, respectively, representing a 17% and 21% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 55,245,961 shares of Class A common stock outstanding at June 30, 2020 (50,016,059 as of December 31, 2019), represents the controlling interest.

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

For the three months ended June 30, 2020 and 2019, the Company incurred $324 and $468 in aircraft lease costs to be paid to Manager, respectively, and $648 and $936 for the six months ended June 30, 2020 and 2019, respectively.

Promissory Notes —As of June 30, 2020, there were $389 of unsecured promissory notes from employees held by the Company (December 31, 2019: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 3.00% to 4.00%. During each of the six months ended June 30, 2020 and 2019, the Company received $0 of principal repayments and recognized interest income of $4, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $64 and $66 for the three months ended June 30, 2020 and 2019 and $174 and $128 for the six months ended June 30, 2020 and 2019, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2020 and December 31, 2019, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia —As of June 30, 2020 and December 31, 2019, the Company had $56 and $0 due from Moelis Australia which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $9 for the three months ended June 30, 2020 and 2019 and $0 and $210 for the six months ended June 30, 2020 and 2019, respectively.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2020, Moelis U.S. had net capital of $133,551, which was $133,301 in excess of its required net capital. At December 31, 2019, Moelis U.S. had net capital of $160,401 which was $160,151 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At June 30, 2020, the aggregate regulatory net capital of Moelis UK was $3,152 which exceeded the minimum requirement by $3,095. At December 31, 2019, the aggregate regulatory net capital of Moelis UK was $11,978, which exceeded the minimum requirement by $11,922.

11. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2020, the Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2020 and December 31, 2019, the Company had no borrowings under the credit facility.

As of June 30, 2020, the Company’s available credit under this facility was $60,137 as a result of the issuance of an aggregate amount of $4,863 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2020		2019		2020		2019
Supplemental Income Statement Information:

Operating lease cost	$6,651		$4,167		$13,016		$8,300

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$2,545		$4,969		$7,844		$9,837

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases commenced during the period):	$640		$—		$3,054		$1,172

Other Information
Weighted-average remaining lease term - operating leases	13.77	years	5.10	years	13.77	years	5.10	years
Weighted-average discount rate - operating leases	3.53%		4.00%		3.53%		4.00%

The future sublease income and maturities of our operating lease liabilities as of June 30, 2020, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2020	$(412)	$7,238
2021	(823)	19,408
2022	(823)	23,490
2023	(823)	20,366
2024	(823)	18,666
Thereafter	(412)	191,442
Total Payments	$(4,116)	$280,610

Less: Tenant improvement allowances		(21,343)
Less: Present value adjustment		(64,364)
Total		$194,903

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2020 and 2019, in the amounts of $710 and $685, respectively, and $1,406 and $1,368 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company’s provision for income taxes and effective tax rate were a benefit of $11,385 and 56% and expense of $1,234 and 3%, for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company’s provision for income taxes were benefits of $18,729 and $3,224, compared with pre-tax operating income of $2,353 and $50,620, respectively. The Company’s provision for income taxes included tax benefits recognized in connection with the delivery of equity-based compensation of $67 and $6,745 for the three months ended June 30, 2020 and 2019, respectively, and $7,404 and $13,567 for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company’s provision for the three and six months ended June 30, 2020 included benefits of $8,033 and $13,773, respectively, pursuant to certain tax provisions provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in the United States on March 27, 2020. The CARES Act permits the Company to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate. The Company has recorded an income tax receivable of $32,949 within deferred tax asset and income tax receivable on the condensed consolidated statement of financial condition related to the operating losses. As some of the calculated tax benefits relate to deductions subject to the Company’s Tax Receivable Agreement, the Company’s liability pursuant to the Tax Receivable Agreement was also re-measured and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$138,382	$132,246	$267,567	$254,926
Europe	15,124	16,005	31,380	22,721
Rest of World	6,432	5,272	14,697	13,659
Total	$159,938	$153,523	$313,644	$291,306

	June 30,	December 31,
	2020	2019
Assets:
United States	$881,086	$934,654
Europe	30,729	67,247
Rest of World	62,129	69,798
Total	$973,944	$1,071,699

As of June 30, 2020, and December 31, 2019, the Company had deferred revenues of $4,664 and $3,023, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2020, $1,662 of revenues were recognized from the opening balance of deferred revenues.

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

15. SUBSEQUENT EVENTS

On July 29, 2020, the Board of Directors of Moelis & Company declared a dividend of $0.255 per share to be paid on September 30, 2020 to shareholders of record as of August 10, 2020.

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

As of June 30, 2020, we served our clients globally with 584 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2020 and 2019, referenced throughout this Form 10-Q was obtained from Thomson Financial as of July 6, 2020, and July 3, 2019.

For the first half of 2020, we earned revenues of $313.6 million, an increase of 8% from the $291.3 million earned during the same period in 2019. This compares favorably with a 22% decrease in the number of global completed M&A transactions greater than $100 million in the same period. The increase in revenues was driven by an increase in the number of fee-paying clients, as well as an increase in average fees earned per completed transaction as compared with the prior year period.

Our team of investment banking professionals continues to be very active, providing high quality advice to clients around the globe. While our current conversations with clients remain strong, we caution that given the uncertainty and volatility in the world caused by COVID-19, there may be a more pronounced delay between the time we get mandated and when a transaction can ultimately complete, which may temporarily have a negative impact on the timing of revenues. Most M&A transactions have generally continued to be put on hiatus as fewer new transactions are launching due to market volatility, and a general uncertain environment caused by COVID-19. As a result, in the first half of

2020 global M&A transaction completions were down 22% versus the prior year period. At the same time, companies across the economy are experiencing ongoing severe financial distress as a result of the business cessation caused by COVID-19. Our restructuring activity has increased as companies across most sectors are seeking our advice on their capital and liquidity needs. As a result, our capital markets activity increased meaningfully during the second quarter. We placed $14 billion of capital across 14 transactions during the period, but if the health of the global economy improves, the need for this capital raising activity may not persist at the same level for the remainder of 2020. We are confident about the longer-term revenue contribution from our restructuring business, but believe that there may be a period in our financial results where M&A transactions remain on hiatus and restructuring completions lag, causing revenues to decrease in the short term. We feel confident about our position in the market but cannot control or predict the ultimate magnitude of the pandemic, the timing and speed of the economic recovery, and the ultimate impact that it may have on our revenues or profitability. Operationally, we have continued to execute on our business continuity planning strategy with nearly all employees continuing to work from home under shelter-in-place restrictions. We are currently developing plans for our employees to return to office based on regulations and conditions in the applicable local market. We are confident about the current strength of our franchise and our operational health in this uncertain environment.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2020	2019	Variance	2020	2019	Variance
Revenues	$159,938	$153,523	4%	$313,644	$291,306	8%
Expenses:
Compensation and benefits	149,616	84,485	77%	244,736	174,646	40%
Non-compensation expenses	27,474	35,159	-22%	61,618	73,152	-16%
Total operating expenses	177,090	119,644	48%	306,354	247,798	24%
Operating income (loss)	(17,152)	33,879	N/M	7,290	43,508	-83%
Other income and (expenses)	(3,277)	5,022	N/M	(4,937)	7,112	N/M
Income (loss) before income taxes	(20,429)	38,901	N/M	2,353	50,620	-95%
Provision (benefit) for income taxes	(11,385)	1,234	N/M	(18,729)	(3,224)	N/M
Net income (loss)	$(9,044)	$37,667	N/M	$21,082	$53,844	-61%

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

Three Months Ended June 30, 2020 versus 2019

Revenues were $159.9 million for the three months ended June 30, 2020 as compared with $153.5 million for the same period in 2019, representing an increase of 4%. The increase in revenues was driven by an increase in average fees earned per completed transaction as compared with the prior year period. Despite this increase, COVID-19 has adversely impacted our business and is expected to continue to have a significant and adverse effect on our business, revenues and operating results in the short term.

For the three months ended June 30, 2020 and 2019 there were 127 and 105 fee-paying clients, respectively, and the number of clients who paid fees equal to or greater than $1 million decreased to 32 clients from 38 clients for the same period of 2019.

Six Months Ended June 30, 2020 versus 2019

Revenues were $313.6 million for the six months ended June 30, 2020 as compared with $291.3 million for the same period in 2019, representing an increase of 8%. The increase in revenues was driven by an increase in the number of fee-paying clients, as well as an increase in average fees earned per completed transaction as compared with the prior year period. Despite this increase, COVID-19 has adversely impacted our business and is expected to continue to have a significant and adverse effect on our business, revenues and operating results in the short term.

For the six months ended June 30, 2020 and 2019 we earned revenues from 187 and 146 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 74 clients from 69 clients for the same period of 2019.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2020	2019	Variance	2020	2019	Variance
Expenses:
Compensation and benefits	$149,616	$84,485	77%	$244,736	$174,646	40%
% of revenues	94%	55%		78%	60%
Non-compensation expenses	$27,474	$35,159	-22%	$61,618	$73,152	-16%
% of revenues	17%	23%		20%	25%
Total operating expenses	$177,090	$119,644	48%	$306,354	$247,798	24%
% of revenues	111%	78%		98%	85%

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

Three Months Ended June 30, 2020 versus 2019

Operating expenses were $177.1 million for the three months ended June 30, 2020 and represented 111% of revenues, compared with $119.6 million for the same period in 2019 which represented 78% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses.

Six Months Ended June 30, 2020 versus 2019

Operating expenses were $306.4 million for the six months ended June 30, 2020 and represented 98% of revenues, compared with $247.8 million for the same period in 2019 which represented 85% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses.

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

Three Months Ended June 30, 2020 versus 2019

For the three months ended June 30, 2020, compensation related expenses of $149.6 million represented 94% of revenues, compared with $84.5 million of compensation-related expenses which represented 55% of revenues in the prior year period. The increase in compensation expenses was primarily driven by the accrual of year-end discretionary compensation, versus no accrual in the prior year period.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $78.2 million and $79.2 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in fixed compensation costs relates to decreased equity amortization compared to the prior year period, partially offset by costs related to higher headcount. Discretionary cash bonus expenses, which generally represent the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $71.5 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. The accrual of discretionary cash bonus in 2019 primarily occurred in the second half of the year. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool.

Six Months Ended June 30, 2020 versus 2019

For the six months ended June 30, 2020, compensation related expenses of $244.7 million represented 78% of revenues, compared with $174.6 million which represented 60% of revenues in the prior year period. The increase in compensation expenses was primarily driven by the accrual of year-end discretionary compensation, versus no accrual in the prior year period

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $173.2 million and $169.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in fixed compensation costs relates to increased headcount as compared to the prior year period. Discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $71.5 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively. The accrual of discretionary cash bonus in 2019 primarily occurred in the second half of the year. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool.

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

Three Months Ended June 30, 2020 versus 2019

For the three months ended June 30, 2020, non‑compensation expenses of $27.5 million represented 17% of revenues, compared with $35.2 million which represented 23% of revenues in the prior year period. The decrease in non-compensation expenses were primarily related to decreased travel and other business development expenses related to social distancing restrictions due to the COVID-19 virus, in addition to our continued and focused expense discipline.

Six Months Ended June 30, 2020 versus 2019

For the six months ended June 30, 2020, non‑compensation expenses of $61.6 million represented 20% of revenues, compared with $73.2 million which represented 25% of revenues in the prior year period. The decrease in non-compensation expenses were primarily related to decreased travel and other business development expenses related to social distancing restrictions due to the COVID-19 virus, in addition to our continued and focused expense discipline.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2020 versus 2019

Other income and expenses were an expense of $3.3 million and income of $5.0 million for the three months ended June 30, 2020 and 2019, respectively. The expense of $3.3 million for the three months ended June 30, 2020, within other income and expenses is primarily related to an adjustment to the amounts due pursuant to the Company’s Tax Receivable Agreement in connection with the CARES Act.

Six Months Ended June 30, 2020 versus 2019

Other income and expenses were an expense of $4.9 million and income of $7.1 million for the six months ended June 30, 2020 and 2019, respectively. The expense of $4.9 million for the six months ended June 30, 2020, within other income and expenses is primarily related to an adjustment to the amounts due pursuant to the Company's Tax Receivable Agreement in connection with the CARES Act.

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

Three Months Ended June 30, 2020 versus 2019

The Company’s provision for income taxes and effective tax rates were a benefit of $11.4 million and 56%, and expense of $1.2 million and 3%, for the three months ended June 30, 2020 and 2019, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and a benefit in connection with the loss carryback provisions provided under the CARES Act. The Company’s liability pursuant to Tax Receivable Agreement was also re-measured as a result of the benefit in connection with the CARES Act and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

Six Months Ended June 30, 2020 versus 2019

For the six months ended June 30, 2020 and 2019, the Company’s provision for income taxes were benefits of $18.7 million and $3.2 million compared to pre-tax operating results of $2.4 million and $50.6 million, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price in addition to the tax benefit in connection with the CARES Act. The Company’s liability pursuant to Tax Receivable Agreement was also re-measured as a result of the benefit in connection with the CARES Act and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2020 and December 31, 2019, the Company had cash equivalents of $66.2 million and $96.0 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of June 30, 2020 and December 31, 2019, the Company had cash of $26.7 million and $71.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2020 and December 31, 2019, the Company held $100.8 million and $174.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2020 and December 31, 2019 accounts receivable were $45.5 million and $45.1 million, respectively, net of allowances of $4.7 million and $4.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on June 30, 2020. In April 2020, the Company renewed its $65.0 million revolving credit facility which extended the maturity date to June 30, 2021. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2020, the Company had no borrowings under the credit facility.

As of June 30, 2020, the Company’s available credit under this facility was $60.1 million as a result of the issuance of an aggregate amount of $4.9 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.255 per share to be paid on September 30, 2020 to Class A common shareholders of record on August 10, 2020. During the six months ended June 30, 2020 the Company paid aggregate dividends of $1.515 per share, which included a special dividend of $0.75 per share and regular quarterly dividends of $0.765 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the six months ended June 30, 2020 and 2019, the Company repurchased 894,398 and 971,835 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of June 30, 2020.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of June 30, 2020 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Six Months Ended
($ in thousands)	2020	2019
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$21,082	$53,844
Non-cash charges	61,038	63,964
Other operating activities	(79,275)	(168,239)
Total operating activities	2,845	(50,431)
Investing Activities	50,686	76,027
Financing Activities	(126,249)	(179,283)
Effect of exchange rate changes	(2,183)	958
Net increase (decrease) in cash	(74,901)	(152,729)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$93,671	$109,042

Six months ended June 30, 2020

Cash, cash equivalents and restricted cash were $93.7 million at June 30, 2020, a decrease of $74.9 million from $168.6 million at December 31, 2019. Operating activities resulted in a net inflow of $2.8 million primarily attributable to cash collected from clients net of operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $50.7 million primarily attributable to net sales of investments, partially offset by cash outflows for construction in progress. Financing activities resulted in a net outflow of $126.2 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Six months ended June 30, 2019

Cash, cash equivalents and restricted cash were $109.0 million at June 30, 2019, a decrease of $152.8 million from $261.8 million at December 31, 2018. Operating activities resulted in a net outflow of $50.4 million primarily attributable to cash operating expenses including discretionary bonuses paid during the period, partially offset by cash collected from clients. Investing activities resulted in a net inflow of $76.0 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $179.3 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2020:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,116 of committed sublease income)	$276,494	$16,023	$42,187	$35,281	$183,003
Amount due pursuant to Tax Receivable Agreement	318,676	22,014	49,271	38,712	208,679
Total	$595,170	$38,037	$91,458	$73,993	$391,682

As of June 30, 2020, the Company has a total payable of $318.7 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, so we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first six months of 2020.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2020 and 2019, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of 0.1 million and $0.1 million, respectively, and a loss of $1.7 and a gain of $0.5 million for the six months ended June 30, 2020 and 2019, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the six months ended June 30, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the six months ended June 30, 2020 and 2019, no such amounts were recorded.

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

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A transactions decreases, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. Starting in March 2020, M&A transactions have generally been put on hiatus and fewer new transactions are launching due to market volatility and uncertainty caused by COVID-19. Our results of operations have been and are expected to be adversely affected by such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our profitability is expected to be adversely affected in the short term due to COVID-19 and may be impacted for a sustained period if we determine not to, or are unable to, scale back fixed and other costs within a time frame sufficient to match decreases in revenue relating to changes in market and economic conditions. We believe COVID-19’s adverse impact will also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope and effectiveness of additional governmental responses to the pandemic; medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in a sustained uncertain environment.

We have implemented various initiatives to reduce the impact of COVID-19, such as nearly all of our employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. As shelter-in-place restrictions are lifted, we are developing plans for our employees’ return to office. These plans need to comply with federal, state and local regulations and take into account local conditions, which may result in increased operational and compliance costs. There is no guarantee that the measures implemented will protect the health of our employees and could negatively impact employee sentiment and productivity. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
April 1 - April 30	7,396	$29.04	—	$80.9 million
May 1 - May 31	6,570	29.16	—	80.9 million
June 1 - June 30	10,653	33.77	—	80.9 million
Total	24,619	$31.12	—	$80.9 million
(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of July, 2020.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer