Form 10-Q
period 2020-09-30
Moelis & Co
filed 2020-10-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, there were 55,460,834 shares of Class A common stock, par value $0.01 per share, and 8,490,938 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$85,513	$167,812
Restricted cash	636	760
Receivables:
Accounts receivable, net of allowance for credit losses of $4,511 and $4,088 as of September 30, 2020 and December 31, 2019, respectively	65,281	45,074
Accrued and other receivables	13,512	10,722
Total receivables	78,793	55,796
Deferred compensation	13,310	11,748
Investments	219,534	213,231
Right-of-use assets	179,452	190,763
Equipment and leasehold improvements, net	42,000	13,992
Deferred tax asset and income tax receivable	430,279	400,496
Prepaid expenses and other assets	16,404	17,101
Total assets	$1,065,921	$1,071,699
Liabilities and Equity
Compensation payable	$116,905	$163,131
Accounts payable, accrued expenses and other liabilities	10,123	16,107
Amount due pursuant to tax receivable agreement	323,312	297,986
Deferred revenue	7,494	3,023
Lease liabilities	193,444	197,625
Total liabilities	651,278	677,872
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 59,144,937 issued and 55,461,522 outstanding at September 30, 2020; 1,000,000,000 authorized, 52,773,617 issued and 50,016,059 outstanding at December 31, 2019)	591	528
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 8,490,938 issued and outstanding at September 30, 2020; 1,000,000,000 authorized, 10,397,915 issued and outstanding at December 31, 2019)	86	104
Treasury stock, at cost; 3,683,415 and 2,757,558 shares as of September 30, 2020 and December 31, 2019, respectively	(141,190)	(107,836)
Additional paid-in-capital	993,688	872,791
Retained earnings (accumulated deficit)	(384,731)	(324,192)
Accumulated other comprehensive income (loss)	(359)	1,432
Total Moelis & Company equity	468,085	442,827
Noncontrolling interests	(53,442)	(49,000)
Total equity	414,643	393,827
Total liabilities and equity	$1,065,921	$1,071,699

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$207,604	$231,700	$521,248	$523,006
Expenses
Compensation and benefits	127,148	141,697	371,884	316,343
Occupancy	7,660	4,802	22,564	14,386
Professional fees	4,952	4,401	14,383	14,922
Communication, technology and information services	8,162	7,844	24,117	23,683
Travel and related expenses	1,662	10,909	11,154	31,699
Depreciation and amortization	941	1,284	3,216	3,729
Other expenses	5,121	6,480	14,682	20,453
Total expenses	155,646	177,417	462,000	425,215
Operating income (loss)	51,958	54,283	59,248	97,791
Other income and (expenses)	(1,631)	14,301	(6,568)	21,413
Income (loss) before income taxes	50,327	68,584	52,680	119,204
Provision (benefit) for income taxes	8,534	13,886	(10,195)	10,662
Net income (loss)	41,793	54,698	62,875	108,542
Net income (loss) attributable to noncontrolling interests	8,842	14,083	10,526	24,898
Net income (loss) attributable to Moelis & Company	$32,951	$40,615	$52,349	$83,644
Weighted-average shares of Class A common stock outstanding
Basic	56,803,430	51,079,746	55,263,689	49,796,867
Diluted	60,668,084	55,468,728	59,241,139	55,145,248
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.58	$0.80	$0.95	$1.68
Diluted	$0.54	$0.73	$0.88	$1.52

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$41,793	$54,698	$62,875	$108,542
Foreign currency translation adjustment, net of tax	(499)	(322)	(2,224)	161
Other comprehensive income (loss)	(499)	(322)	(2,224)	161
Comprehensive income (loss)	41,294	54,376	60,651	108,703
Less: Comprehensive income (loss) attributable to noncontrolling interests	8,752	14,016	10,093	24,938
Comprehensive income (loss) attributable to Moelis & Company	$32,542	$40,360	$50,558	$83,765

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$62,875	$108,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,808	2,254
Depreciation and amortization	3,216	3,729
Equity-based compensation	97,724	97,505
Deferred tax provision and income tax receivable	(7,111)	10,262
Gain on partial sale of equity method investment	—	(12,631)
Other	8,509	(4,228)
Changes in assets and liabilities:
Accounts receivable	(23,532)	(44,437)
Accrued and other receivables	(2,589)	(4,408)
Prepaid expenses and other assets	1,190	(2,985)
Deferred compensation	(1,585)	(89)
Compensation payable	(45,715)	(132,164)
Accounts payable, accrued expenses and other liabilities	1,245	(12,373)
Deferred revenue	4,464	(3,089)
Dividends received	1,942	2,848
Net cash provided by (used in) operating activities	103,441	8,736
Cash flows from investing activities
Purchase of investments	(259,965)	(121,590)
Proceeds from sales of investments	252,484	89,859
Notes issued to employees	(200)	—
Purchase of equipment and leasehold improvements	(31,209)	(5,532)
Proceeds from partial sale of equity method investment	—	28,264
Net cash provided by (used in) investing activities	(38,890)	(8,999)
Cash flows from financing activities
Dividends and distributions	(122,871)	(178,122)
Proceeds from exercise of stock options	11,923	7,866
Treasury stock purchases	(33,354)	(42,073)
Net cash provided by (used in) financing activities	(144,302)	(212,329)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2,672)	463
Net increase (decrease) in cash, cash equivalents, and restricted cash	(82,423)	(212,129)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$86,149	$49,642
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$1,914	$13,731
Other non-cash activity
Cumulative effect adjustment upon adoption of ASU 2016-13	$364	$—
Dividend equivalents issued	$17,021	$28,688
Class A Partnership Units or other equity converted into Class A Common Stock	$5,968	$712
Forfeiture of fully-vested Group LP units or other equity units	$96	$2,397

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	528	104	(107,836)	872,791	(324,556)	1,432	(49,000)	393,463
Net income (loss)	—	—	—	—	—	—	—	25,130	—	4,996	30,126
Equity-based compensation	3,581,294	—	—	36	—	—	38,189	—	—	30	38,255
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,304)	(326)	(1,630)
Dividends declared ($1.26 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	12,125	(79,391)	—	(21,423)	(88,689)
Treasury Stock Purchases	—	—	(869,779)	—	—	(31,636)	—	—	—	—	(31,636)
Exercise of Stock options	721,484	—	—	7	—	—	11,812	—	—	—	11,819
Equity-based payments to non-employees	—	—	—	—	—	—	158	—	—	—	158
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of March 31, 2020	57,076,395	10,397,915	(3,627,337)	$571	$104	$(139,472)	$933,094	$(378,817)	$128	$(63,052)	$352,556
Net income (loss)	—	—	—	—	—	—	—	(5,732)	—	(3,312)	(9,044)
Equity-based compensation	72,616	—	—	1	—	—	29,369	—	—	9	29,379
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(78)	(17)	(95)
Dividends declared ($0.255 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	2,496	(16,588)	—	(2,989)	(17,081)
Treasury Stock Purchases	—	—	(24,619)	—	—	(766)	—	—	—	—	(766)
Exercise of Stock options	6,500	—	—	—	—	—	104	—	—	—	104
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,742,406	(1,742,406)	—	17	(17)	—	(4,388)	—	—	9,327	4,939
Equity-based payments to non-employees	—	—	—	—	—	—	651	—	—	—	651
Balance as of June 30, 2020	58,897,917	8,655,509	(3,651,956)	$589	$87	$(140,238)	$961,326	$(401,137)	$50	$(60,034)	$360,643
Net income (loss)	—	—	—	—	—	—	—	32,951	—	8,842	41,793
Equity-based compensation	82,449	—	—	1	—	—	30,092	—	—	—	30,093
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(409)	(90)	(499)
Dividends declared ($0.255 per share of Class A Common Stock) and distributions	—	—	—	—	—	—	2,400	(16,545)	—	(2,956)	(17,101)
Treasury Stock Purchases	—	—	(31,459)	—	—	(952)	—	—	—	—	(952)
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	164,571	(164,571)	—	1	(1)	—	(553)	—	—	796	243
Equity-based payments to non-employees	—	—	—	—	—	—	423	—	—	—	423
Balance as of September 30, 2020	59,144,937	8,490,938	(3,683,415)	$591	$86	$(141,190)	$993,688	$(384,731)	$(359)	$(53,442)	$414,643

See notes to the condensed consolidated financial statements (unaudited).

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2020 and 2019, is presented below.

	September 30,
	2020	2019
Cash	$46,026	$38,387
Cash equivalents	39,487	10,556
Restricted cash	636	699
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$86,149	$49,642

Additionally, as of December 31, 2019, the Company held cash of $71,798 and cash equivalents of $96,014.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2020 and December 31, 2019 were $19,165 and $19,879 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $182 and $241 for the three months ended September 30, 2020 and 2019, respectively, and $568 and $761 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,507	$200	$4,707
Charge-offs	(1,428)	-	(1,428)
Recoveries	(1,235)	-	(1,235)
Reduction to allowance	(2,663)	-	(2,663)
Provision for credit losses	2,473	(6)	2,467
Allowance for credit losses, ending balance	$4,317	$194	$4,511

	Nine Months Ended September 30, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,088	$-	$4,088
Adjustment for adoption of ASU 2016-13	260	199	459
Allowance for Credit Losses, adjusted beginning balance	4,348	199	4,547
Charge-offs	(2,844)	-	(2,844)
Recoveries	(2,471)	(26)	(2,497)
Reduction to allowance	(5,315)	(26)	(5,341)
Provision for credit losses	5,284	21	5,305
Allowance for credit losses, ending balance	$4,317	$194	$4,511

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

Effective January 1, 2020, the Company adopted ASU 2018-15, “Goodwill and Other —Internal Use Software” using a prospective approach (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. See Note 4—Fixed and Intangible Assets below for further details on the Company’s capitalized cloud computing arrangements.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2020 and 2019, no such amounts were recorded.

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

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2020	2019
Office equipment	$13,033	$13,593
Furniture and fixtures	5,045	5,054
Leasehold improvements	15,189	15,294
Construction in progress	32,105	2,108
Total	65,372	36,049
Less accumulated depreciation and amortization	(23,372)	(22,057)
Equipment and leasehold improvements, net	$42,000	$13,992

Depreciation and amortization expenses for fixed assets totaled $941 and $1,284 for the three months ended September 30, 2020 and 2019, respectively, and $3,216 and $3,729 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there were $2,130 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $113 and $127 for the three and nine months ended September 30, 2020, respectively, and was recorded within communication, technology and information services on the condensed consolidated statement of operations.

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

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of September 30, 2020:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$15,000	$—	$15,000	$—
Government securities money market	24,487	—	24,487	—
Investments
U.S. treasury instruments	180,828	—	180,828	—
Common stock	1,117	1,117	—	—
Total financial assets	$221,432	$1,117	$220,315	$—

For the three and nine months ended September 30, 2020, unrealized losses of $60 and $227 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $182,452 as of September 30, 2020.

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

The balances of the Company’s equity method investment as of September 30, 2020 and December 31, 2019 were $37,589 and $38,944, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2020 and 2019 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2020		2019		2020		2019
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$32,951		$40,615		$52,349		$83,644
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$32,951		$40,615		$52,349		$83,644
Denominator:
Weighted average shares of Class A common stock outstanding—basic	56,803,430		51,079,746		55,263,689		49,796,867
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	3,864,654	(b)	4,388,982	(b)	3,977,450	(b)	5,348,381	(b)
Weighted average shares of Class A common stock outstanding—diluted	60,668,084		55,468,728		59,241,139		55,145,248
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.58		$0.80		$0.95		$1.68
Diluted	$0.54		$0.73		$0.88		$1.52

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 71,774,582 and 68,459,164 for the three months ended September 30, 2020 and 2019, respectively, and 71,151,424 and 68,163,860 for the nine months ended September 30, 2020 and 2019, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2020 and 2019, there were 1,847 and 51,426 RSUs, respectively, that would have been included in the treasury stock method calculation if the effect were dilutive and 227,126 and 1,465,962 units for the nine months ended September 30, 2020 and 2019, respectively.

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

In connection with the reorganization and IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of September 30, 2020, partners held 11,051,045 Class A partnership units.

The Company recognized compensation expenses of $0 and $30 for the three months ended September 30, 2020 and 2019, respectively, and $39 and $180 for the nine months ended September 30, 2020 and 2019.

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

Share Repurchase Plan

In the first quarter of 2015, the Board of Directors authorized the repurchase of up to $25 million of shares of Class A common stock of the Company and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of September 30, 2020.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the three months ended September 30, 2020 and 2019, the Company recognized expense of $30,090 and $30,343, respectively, and $97,685 and $96,719 for the nine months ended September 30, 2020 and 2019, respectively, in relation to these RSUs.

The following table summarizes activity related to restricted stock and RSUs for the nine months ended September 30, 2020 and 2019.

	Restricted Stock & RSUs
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,414,130	$42.19	8,761,224	$37.59
Granted	3,913,960	37.58	4,060,788	45.16
Forfeited	(117,850)	40.00	(153,487)	45.05
Vested	(3,201,045)	38.76	(4,172,237)	34.75
Unvested Balance at September 30,	9,009,195	$41.35	8,496,288	$42.17

As of September 30, 2020, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $146,520. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2020 is 1.6 years.

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

The Company paid special dividends of $9.05, in aggregate, through September 30, 2020. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $9.05 from $25.00 per share to $15.95 per share.

The following table summarizes activity related to stock options for the nine months ended September 30, 2020 and 2019.

	Stock Options Outstanding
	2020		2019
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95	2,017,067	$15.95
Exercises	(728,534)	15.95	(471,027)	15.95
Forfeitures or expirations	—	—	(3,000)	15.95
Outstanding at September 30,	—	$—	1,543,040	$15.95

For the three months ended September 30, 2020 and 2019, the Company recognized expenses of $0 and $0, respectively, and $0 and $606 for the nine months ended September 30, 2020 and 2019, respectively, related to stock options.

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

As of September 30, 2020, there were 59,144,937 shares of Class A common stock issued, 3,683,415 shares of treasury stock, and 55,461,522 shares outstanding, and as of December 31, 2019, there were 52,773,617 shares of Class A common stock issued, 2,757,558 shares of treasury stock, and 50,016,059 shares outstanding. The changes in Class A common stock are due primarily to the IPO, offering transactions described above, exchanges of class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of September 30, 2020, and December 31, 2019, 8,490,938 and 10,397,915 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2020 and 2019, the Company repurchased 925,857 and 1,046,490 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $33,354 and $42,073, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2020 and 2019.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2020 and December 31, 2019, partners held 11,051,045 and 12,958,022 Group LP partnership units, respectively, representing a 17% and 21% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 55,461,522 shares of Class A common stock outstanding at September 30, 2020 (50,016,059 as of December 31, 2019), represents the controlling interest.

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

For the three months ended September 30, 2020 and 2019, the Company incurred $324 and $413 in aircraft lease costs to be paid to Manager, respectively, and $972 and $1,349 for the nine months ended September 30, 2020 and 2019, respectively.

Promissory Notes —As of September 30, 2020, there were $389 of unsecured promissory notes from employees held by the Company (December 31, 2019: $189). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 3.00% to 4.00%. During the nine months ended September 30, 2020 and 2019, the Company received $0 of principal repayments and recognized interest income of $9 and $6, on such notes, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $65 and $60 for the three months ended September 30, 2020 and 2019 and $239 and $188 for the nine months ended September 30, 2020 and 2019, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2020 and December 31, 2019, the Company had no balances due from Moelis Asset Management LP.

Moelis Australia —As of September 30, 2020 and December 31, 2019, the Company had $30 and $0 due from Moelis Australia which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 for each of the three months ended September 30, 2020 and 2019, and $0 and $210 for the nine months ended September 30, 2020 and 2019, respectively.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At September 30, 2020, Moelis U.S. had net capital of $173,163, which was $172,913 in excess of its required net capital. At December 31, 2019, Moelis U.S. had net capital of $160,401 which was $160,151 in excess of its required net capital.

Moelis U.S. does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and accordingly is exempt under Section (k)(2)(ii) of SEC Rule 15c3-3.

At September 30, 2020, the aggregate regulatory net capital of Moelis UK was $8,280 which exceeded the minimum requirement by $8,221. At December 31, 2019, the aggregate regulatory net capital of Moelis UK was $11,978, which exceeded the minimum requirement by $11,922.

11. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2020, the Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2020 and December 31, 2019, the Company had no borrowings under the credit facility.

As of September 30, 2020, the Company’s available credit under this facility was $60,507 as a result of the issuance of an aggregate amount of $4,493 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2020		2019		2020		2019
Supplemental Income Statement Information:

Operating lease cost	$6,697		$3,970		$19,713		$12,270

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$5,996		$4,818		$13,840		$14,655

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$1,589		$6,445		$4,643		$7,617

Other Information
Weighted-average remaining lease term - operating leases	13.72	years	4.95	years	13.72	years	4.95	years
Weighted-average discount rate - operating leases		3.53%		4.00%		3.53%		4.00%

The future sublease income and maturities of our operating lease liabilities as of September 30, 2020, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2020	$(215)	$2,986
2021	(860)	19,482
2022	(860)	23,715
2023	(860)	20,484
2024	(860)	18,785
Thereafter	(430)	192,488
Total Payments	$(4,085)	$277,940

Less: Tenant improvement allowances		(21,343)
Less: Present value adjustment		(63,153)
Total		$193,444

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2020 and 2019, in the amounts of $713 and $686, respectively, and $2,119 and $2,054 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company’s provision for income taxes and effective tax rate were $8,534 and 17% and $13,886 and 20%, for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s provision for income taxes were a benefit of $10,195 and expense of $10,662, respectively, compared with pre-tax operating income of $52,680 and $119,204, respectively. The Company’s provision for income taxes included tax benefits recognized in connection with the delivery of equity-based compensation of $7,353 and $13,948 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company’s provision for the three and nine months ended September 30, 2020 included benefits of $2,555 and $16,328, respectively, pursuant to certain tax provisions provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in the United States on March 27, 2020. The CARES Act permits the Company to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate. The Company has recorded an income tax receivable of $37,811 within deferred tax asset and income tax receivable on the condensed consolidated statement of financial condition related to the operating losses. As some of the calculated tax benefits relate to deductions subject to the Company’s Tax Receivable Agreement, the Company’s liability pursuant to the Tax Receivable Agreement was also re-measured and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
United States	$177,774	$191,795	$445,341	$446,721
Europe	22,513	31,729	53,893	54,450
Rest of World	7,317	8,176	22,014	21,835
Total	$207,604	$231,700	$521,248	$523,006

	September 30,	December 31,
	2020	2019
Assets:
United States	$960,327	$934,654
Europe	40,579	67,247
Rest of World	65,015	69,798
Total	$1,065,921	$1,071,699

As of September 30, 2020, and December 31, 2019, the Company had deferred revenues of $7,494 and $3,023, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2020, $2,354 of revenues were recognized from the opening balance of deferred revenues.

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

15. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company has declared a dividend of $0.3825 per share to be paid on November 30, 2020 to shareholders of record as of November 6, 2020.

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

As of September 30, 2020, we served our clients globally with 644 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2020 and 2019, referenced throughout this Form 10-Q was obtained from Thomson Financial as of October 4, 2020, and October 4, 2019.

For the first nine months of 2020, we earned revenues of $521.2 million compared with $523.0 million earned during the same period in 2019. This compares favorably with a 20% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

The economic disruption caused by COVID-19 has negatively impacted our results and we caution that COVID-19 continues to add uncertainty to the business environment. More encouragingly, our team of investment banking professionals continues to be very active, providing high quality advice to clients around the globe. In the third quarter of 2020, the M&A market for announced transactions rebounded dramatically from the historic low point that we witnessed during the first half of 2020. In particular, we saw a 10% increase in the number of transactions, and a 32% increase in the volume of announced transactions in the United States, which has historically been the biggest driver of our revenues, and which should result in a more positive business environment in the near to intermediate term. Our announced M&A transactions have recovered and the pace and magnitude of our mandates continues to accelerate. In addition, our restructuring activity continues to be very strong as companies across the economy are continuing to experience ongoing financial issues as a result of the business disruption caused by COVID-19. Combined with our capital markets capabilities, which continues to be an important contributor to our business, we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

Overall, we feel confident about our market position in each of our businesses, but cannot control or predict the ultimate magnitude of the pandemic, the timing and speed of the economic recovery, and the ultimate impact that it may have on our revenues or profitability.

Operationally, many of our offices are open for our employees to return to the office in compliance with applicable public health requirements and guidelines. A majority of our employees are continuing to work from home at this time. We are confident about the current strength of our franchise and our operational health in this uncertain environment.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	Variance	2020	2019	Variance
Revenues	$207,604	$231,700	-10%	$521,248	$523,006	0%
Expenses:
Compensation and benefits	127,148	141,697	-10%	371,884	316,343	18%
Non-compensation expenses	28,498	35,720	-20%	90,116	108,872	-17%
Total operating expenses	155,646	177,417	-12%	462,000	425,215	9%
Operating income (loss)	51,958	54,283	-4%	59,248	97,791	-39%
Other income and (expenses)	(1,631)	14,301	N/M	(6,568)	21,413	N/M
Income (loss) before income taxes	50,327	68,584	-27%	52,680	119,204	-56%
Provision (benefit) for income taxes	8,534	13,886	-39%	(10,195)	10,662	N/M
Net income (loss)	$41,793	$54,698	-24%	$62,875	$108,542	-42%

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

Three Months Ended September 30, 2020 versus 2019

Revenues were $207.6 million for the three months ended September 30, 2020 as compared with $231.7 million for the same period in 2019, representing a decrease of 10%. The decrease in revenues was primarily driven by fewer transaction completions and a decrease in average fees earned per completed transaction. COVID-19 has adversely impacted our business and may continue to have a significant and adverse effect on our business, revenues and operating results in the short term.

For the three months ended September 30, 2020 and 2019 we earned revenues from 146 and 116 clients, respectively, and the number of clients generating revenues equal to or greater than $1 million increased to 43 clients from 42 clients for the same period of 2019.

Nine Months Ended September 30, 2020 versus 2019

Revenues were $521.2 million for the nine months ended September 30, 2020 as compared with $523.0 million for the same period in 2019. The nominal decrease in revenues was primarily driven by fewer transaction completions. COVID-19 has adversely impacted our business and may continue to have a significant and adverse effect on our business, revenues and operating results in the short term.

For the nine months ended September 30, 2020 and 2019 we earned revenues from 238 and 203 clients, respectively, and the number of clients generating revenues fees equal to or greater than $1 million increased to 126 clients from 105 clients for the same period of 2019.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	Variance	2020	2019	Variance
Expenses:
Compensation and benefits	$127,148	$141,697	-10%	$371,884	$316,343	18%
% of revenues	61%	61%		71%	60%
Non-compensation expenses	$28,498	$35,720	-20%	$90,116	$108,872	-17%
% of revenues	14%	15%		17%	21%
Total operating expenses	$155,646	$177,417	-12%	$462,000	$425,215	9%
% of revenues	75%	77%		89%	81%

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

Three Months Ended September 30, 2020 versus 2019

Operating expenses were $155.6 million for the three months ended September 30, 2020 and represented 75% of revenues, compared with $177.4 million for the same period in 2019 which represented 77% of revenues. The decrease in operating expenses was primarily driven by decreased compensation and benefits expenses.

Nine Months Ended September 30, 2020 versus 2019

Operating expenses were $462.0 million for the nine months ended September 30, 2020 and represented 89% of revenues, compared with $425.2 million for the same period in 2019 which represented 81% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses.

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

Three Months Ended September 30, 2020 versus 2019

For the three months ended September 30, 2020, compensation related expenses of $127.1 million represented 61% of revenues, compared with $141.7 million of compensation-related expenses which represented 61% of revenues in the prior year period. The decrease in compensation expenses was primarily related to lower discretionary cash bonus expense driven by our year-to-date cash bonus estimation process combined with lower revenues as compared to the prior year period.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $85.5 million and $83.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase in fixed compensation costs was primarily related to increased headcount compared to the prior year period. Discretionary cash bonus expenses, which generally represent the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $41.6 million and $58.7 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in discretionary cash bonus expense was primarily related to our year-to-date cash bonus estimation process combined with lower revenues as compared to the prior year period. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool.

Nine Months Ended September 30, 2020 versus 2019

For the nine months ended September 30, 2020, compensation related expenses of $371.9 million represented 71% of revenues, compared with $316.3 million which represented 60% of revenues in the prior year period. The increase in compensation expenses was primarily related to higher discretionary cash bonus expense driven by our year-to-date cash bonus estimation process in 2020 versus 2019.

Our fixed compensation costs, which are primarily the sum of base salaries, payroll taxes and benefits and the amortization of previously issued equity and contingent cash awards, were $258.8 million and $252.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in fixed compensation costs was primarily related to increased headcount as compared to the prior year period. Discretionary cash bonus expenses, which generally represents the excess amount of total compensation over base compensation and amortization of equity and contingent cash awards, was $113.1 million and $64.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in discretionary cash bonus expense was primarily related to our year-to-date cash bonus estimation process in 2020 versus 2019. The combination of the discretionary and fixed compensation expenses represents the overall compensation expense pool.

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

Three Months Ended September 30, 2020 versus 2019

For the three months ended September 30, 2020, non‑compensation expenses of $28.5 million represented 14% of revenues, compared with $35.7 million which represented 15% of revenues in the prior year period. The decrease in non-compensation expenses was primarily related to decreased travel and other business development expenses related to COVID-19 social distancing restrictions, in addition to our continued and focused expense discipline.

Nine Months Ended September 30, 2020 versus 2019

For the nine months ended September 30, 2020, non‑compensation expenses of $90.1 million represented 17% of revenues, compared with $108.9 million which represented 21% of revenues in the prior year period. The decrease in non-compensation expenses was primarily related to decreased travel and other business development expenses related to COVID-19 social distancing restrictions, in addition to our continued and focused expense discipline.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2020 versus 2019

Other income and expenses were an expense of $1.6 million and income of $14.3 million for the three months ended September 30, 2020 and 2019, respectively. The expense of $1.6 million for the three months ended September 30, 2020 is primarily related to an adjustment to the amounts due pursuant to the Company’s Tax Receivable Agreement in connection with the CARES Act. The prior year period includes a gain of $12.6 million related to the sale of 12.5 million shares of Moelis Australia common stock.

Nine Months Ended September 30, 2020 versus 2019

Other income and expenses were an expense of $6.6 million and income of $21.4 million for the nine months ended September 30, 2020 and 2019, respectively. The expense of $6.6 million for the nine months ended September 30, 2020 is primarily related to an adjustment to the amounts due pursuant to the Company's Tax Receivable Agreement in connection with the CARES Act. The prior year period includes a gain of $12.6 million related to the sale of 12.5 million shares of Moelis Australia common stock.

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

Three Months Ended September 30, 2020 versus 2019

The Company’s provision for income taxes and effective tax rates were $8.5 million and 17%, and $13.9 million and 20%, for the three months ended September 30, 2020 and 2019, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate. For the three months ended September 30, 2020, the income tax provision includes $2.6 million of tax benefit in connection with the loss carryback provisions provided under the CARES Act. The Company’s liability pursuant to Tax Receivable Agreement was also re-measured as a result of the benefit in connection with the CARES Act and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

Nine Months Ended September 30, 2020 versus 2019

For the nine months ended September 30, 2020 and 2019, the Company’s provision for income taxes were a benefit of $10.2 million and expense of $10.7 million, respectively, compared to pre-tax operating results of $52.7 million and $119.2 million, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate. For the nine months ended September 30, 2020, the income tax provision includes $7.4 million of excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price. In addition, the tax benefit for the nine months ended September 30, 2020 included $16.3 million of tax benefit in connection with the loss carryback provisions provided under the CARES Act. The Company’s liability pursuant to Tax Receivable Agreement was also re-measured as a result of the benefit in connection with the CARES Act and the estimated impact was recorded within other income and expenses on the condensed consolidated statement of operations.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2020 and December 31, 2019, the Company had cash equivalents of $39.5 million and $96.0 million, respectively, invested in U.S. Treasury instruments and government securities money market. Additionally, as of September 30, 2020 and December 31, 2019, the Company had cash of $46.0 million and $71.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2020 and December 31, 2019, the Company held $180.8 million and $174.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2020 and December 31, 2019 accounts receivable were $65.3 million and $45.1 million, respectively, net of allowances of $4.5 million and $4.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility that matures on September 30, 2020. In April 2020, the Company renewed its $65.0 million revolving credit facility which extended the maturity date to June 30, 2021. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2020, the Company had no borrowings under the credit facility.

As of September 30, 2020, the Company’s available credit under this facility was $60.5 million as a result of the issuance of an aggregate amount of $4.5 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a dividend of $0.3825 per share to be paid on November 30, 2020 to Class A common shareholders of record on November 6, 2020. During the nine months ended September 30, 2020 the Company paid aggregate dividends of $1.77 per share, which included a special dividend of $0.75 per share and regular quarterly dividends of $1.02 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the nine months ended September 30, 2020 and 2019, the Company repurchased 925,857 and 1,046,490 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $80.9 million as of September 30, 2020.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of September 30, 2020 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Nine Months Ended
($ in thousands)	2020	2019
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$62,875	$108,542
Non-cash charges	105,146	96,891
Other operating activities	(64,580)	(196,697)
Total operating activities	103,441	8,736
Investing Activities	(38,890)	(8,999)
Financing Activities	(144,302)	(212,329)
Effect of exchange rate changes	(2,672)	463
Net increase (decrease) in cash	(82,423)	(212,129)
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$86,149	$49,642

Nine months ended September 30, 2020

Cash, cash equivalents and restricted cash were $86.1 million at September 30, 2020, a decrease of $82.4 million from $168.6 million at December 31, 2019. Operating activities resulted in a net inflow of $103.4 million primarily attributable to cash collected from clients net of operating expenses, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $38.9 million primarily attributable to cash outflows for construction in progress. Financing activities resulted in a net outflow of $144.3 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Nine months ended September 30, 2019

Cash, cash equivalents and restricted cash were $49.6 million at September 30, 2019, a decrease of $212.1 million from $261.8 million at December 31, 2018. Operating activities resulted in a net inflow of $8.7 million primarily attributable to cash collected from clients net of operating expenses, offset by discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $9.0 million primarily attributable to net purchases of investments partially offset by proceeds from the sale of shares of Moelis Australia. Financing activities resulted in a net outflow of $212.3 million primarily related to the payment of dividends and tax distributions and treasury stock buybacks.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2020:

	Payment Due by Period
		Less than			More than
($ in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases (net of $4,085 of committed sublease income)	$273,855	$17,120	$42,267	$34,358	$180,110
Amount due pursuant to Tax Receivable Agreement	323,312	22,010	52,364	38,945	209,993
Total	$597,167	$39,130	$94,631	$73,303	$390,103

As of September 30, 2020, the Company has a total payable of $323.3 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, so we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first nine months of 2020.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2020 and 2019, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of $0.5 million and $0.3 million, respectively, and a loss of $2.2 and a gain of $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the nine months ended September 30, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the nine months ended September 30, 2020 and 2019, no such amounts were recorded.

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

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A transactions decreases, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. At the outset of COVID-19, M&A transactions were generally put on hiatus and fewer new transactions were launching due to market volatility and uncertainty caused by COVID-19. In this most recent quarter, our announced transactions have recovered, but given the uncertainty and volatility in the world caused by COVID-19 and other geopolitical factors, the environment may be more fragile than usual. Our results of operations were adversely affected by the reduction in the volume in transactions in the first half of the year and if the reduction in volume returns or there is a reduction in the value of completed transactions, our results of operations will be adversely affected. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our profitability has been adversely affected in the short term due to COVID-19 and may be impacted for a sustained period if we determine not to, or are unable to, scale back fixed and other costs within a time frame sufficient to match decreases in revenue relating to changes in market and economic conditions. We believe COVID-19’s adverse impact will also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope and effectiveness of additional governmental responses to the pandemic; medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in a sustained uncertain environment.

We have implemented various initiatives to reduce the impact of COVID-19, such as supporting the ability for all of our employees working remotely from home, while seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. As shelter-in-place restrictions have been lifted, we have implemented plans for our employees’ return to office. These plans need to comply with federal, state and local regulations and take into account local conditions, which may result in increased operational and compliance costs. There is no guarantee that the measures implemented will protect the health of our employees and could negatively impact employee sentiment and productivity. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
July 1 - July 31	2,631	$29.87	—	$80.9 million
August 1 - August 31	26,444	29.93	—	80.9 million
September 1 - September 30	2,384	33.98	—	80.9 million
Total	31,459	$30.23	—	$80.9 million

Issuer Purchases of Equity Securities

(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of October, 2020.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer