Form 10-K
period 2020-12-31
Moelis & Co
filed 2021-02-24
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2020 was $1,715 million.

As of February 10, 2021, there were 58,027,155 shares of Class A common stock, par value $0.01 per share, and 5,948,750 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope and geographic reach of our advisory services, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with over 600 advisory professionals, including 128 Managing Directors, based in 22 geographical locations around the world. We have demonstrated strong financial performance, achieving revenues of $943.3 million in 2020, and have advised on over $3.6 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With 22 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Since our founding, we have rapidly scaled our global platform, as we believe clients value our ability to be relevant in their local market as well as to provide valuable global insights.

We combine our global capabilities with expertise in all major industries including Consumer & Retail; Energy, Power & Infrastructure; Financial Institutions; Financial Sponsors; General Industrials; Healthcare; Real Estate, Gaming, Lodging & Leisure and Technology, Media & Telecommunications. We collaborate globally to bring our deep industry knowledge to the local markets where our clients operate.

We focus on a wide range of clients, including large public multinational corporations, middle market private companies, financial sponsors, entrepreneurs and governments, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation.

We advise our clients through all phases of the business cycle using our strong capabilities in M&A and strategic advisory, capital markets, recapitalization and restructuring, and private funds advisory.

Moelis & Company established a premier M&A and strategic advisory franchise advising clients on mergers, acquisitions, sales and divestitures, special committee assignments and shareholder defense. We counsel our clients through all stages of the process as we evaluate strategic alternatives, assess potential acquirers and targets, provide valuation analyses and advise on transaction terms including valuation, structuring, timing and potential financing. Additionally, we have an exclusive sales franchise with a strong track record in achieving maximum value for clients in their sale processes.

We have substantial expertise in guiding special committees of boards of directors to evaluate strategies and negotiate proposals by leveraging decades of transaction experience. We execute a rigorous process to help special committees synthesize alternatives and develop an appropriate course of action. We bring a strong understanding of key deal points and the interplay between deal terms, value and the various stakeholders involved.

Our shareholder defense team provides corporate boards with effective solutions to a broad range of contested shareholder situations. We draw from decades of experience working with both public companies, boards and management to advise clients across every industry, at every stage of an activist campaign; from privately engaging with shareholders to stave off a formal campaign, to defending the company’s interests in a proxy fight or hostile media campaign.

We also act as placement agent for our clients on a broad range of capital raising mandates and provide general capital markets advice. We bring expertise on all aspects of public and private debt and equity transactions to provide comprehensive capital structure advice, structure customized financing solutions and raise capital through private placements. Furthermore, we act as underwriter on offerings to institutional investors that do not require the overhead of sales and trading operations.

For our clients in financial distress, we partner senior recapitalization and restructuring professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, approximately 60% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We believe that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective for all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses, and we help these clients realize value which leads to further M&A activity for us. Furthermore, during distressed economic environments, companies may require an immediate infusion of capital to fund business operations. Through our full integration with our capital markets experts, we are able to provide our clients with innovative solutions to solve their capital needs.

We also provide capital raising, secondary transaction and other advisory services to private fund sponsors and limited partners. Our team’s extensive experience raising capital for a wide variety of fund sponsors located in North America, Europe, Asia and the emerging markets is fully integrated with our global platform, ensuring the broadest possible marketing efforts for our clients. Combined with the Firm’s leading financial sponsor and M&A capabilities across a wide range of strategies, including buyout, growth capital, distressed, special situations, venture and sector specific strategies, we are positioned to deliver a range of strategic, customized solutions to our clients across the entire private equity lifecycle.

In addition, we provide a broad range of other financial advisory services tailored to the specific circumstances and needs of our clients. For example, we have substantial experience in advising clients on complex risk exposures, we act as expert witness for clients in major litigation and we assist private clients and governments in negotiations of significant commercial matters.

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

We have an affiliation with the sponsor (“Atlas Crest”) of Atlas Crest Investment Corp. (“Atlas Crest I”), special purpose acquisition company (“SPAC”), and subsequent related SPACs. Mr. Moelis is a founding member of Atlas Crest and serves as Non-Executive Chairman of Atlas Crest I. Atlas Crest SPACs provide us with an opportunity to assist private companies in effecting an initial public offering (“IPO”).

Our Key Competitive Strengths

With 22 geographical locations around the world, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions:  We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 22 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 128 global Managing Directors, which include 58 former sector and product heads from major investment banks. We reinforce our model with a discretionary incentive compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

Advisory Focus with Strong Intellectual Capital:  We primarily focus on advising clients, unlike most of our major competitors who derive a large percentage of their revenues from lending, trading and underwriting securities. We believe this independence allows us to offer advice free from the actual or perceived conflicts associated with lending to clients or trading in their securities. In addition, our focus on advisory services frees us from the pressure of cross‑selling products, which we believe can distract from the dialogue with clients around their long‑term strategy, compromising the advice. We provide intellectual capital based on our judgment, expertise and relationships combined with intense senior level attention to all transactions. Our focus on delivering intellectual capital allows us to operate a lower risk and capital light model with attractive profit margins. We have limited exposure to net capital regulatory requirements relating to our specialized underwriting mandates. We are not exposed to the financial risk and regulatory requirements that arise from, or the capital investments required in, balance sheet lending and trading activities.

Fast Growing Global Independent Investment Bank:  Since our inception in 2007, we have achieved rapid growth, earning revenues of $943.3 million in 2020. In our early years, we took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire talent. We currently have 22 offices globally with 897 employees, including 128 Managing Directors who have on average over 21 years of investment banking experience. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline:  We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring as the markets and compensation levels have stabilized. We are also highly focused on growing our Managing Directors through internal promotions, adding to our talent base with individuals that are passionate about our culture and have proven track records on our platform. Currently, more than one-third of our Managing Directors have been internally promoted. We believe our investment in talent at the junior level creates a self-sustaining pool of Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Significant Organic Growth Opportunities:  We have made significant investments in our intellectual capital with the hiring or promotion of 53 Managing Directors in the last five years. In addition, we have invested time and resources in our recruiting and training and development programs. We established a meaningful presence at the top undergraduate programs in our first year of operations, and continue to invest in our talent pipeline, which has resulted in the hiring of over 900 analysts and associates from campus since our inception. We are poised to continue realizing meaningful organic growth from these investments. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform:  Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing less than 25% of our revenues in 2020. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

Partnership Culture:  We believe that our momentum and commitment to excellence have created an environment that attracts and retains high quality talent. Our people are our most valuable asset and our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and are committed to our culture. We have established a compensation philosophy that reinforces our long‑term vision and values by rewarding collaboration, client impact and lasting relationships and encourages employees to put the interests of our clients and our Company first. Above all, our core values nurture a culture of partnership, passion, optimism, hard work and inclusion, inspiring the highest level of quality and integrity in every interaction with our clients and each other.

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

Our People

We believe that our people are our most valuable asset. Our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and our culture. Our Managing Directors are compensated based on the quality of advice and execution provided to a client, which is predicated on delivering our full suite of advisory services through a high degree of collaboration across different industries, products and regions. This collaborative approach is demonstrated by the fact that on almost all of our transactions, at least two Managing Directors support the client. We reinforce our long‑term vision and values by rewarding for client impact and lasting relationships. Our year‑end evaluation process measures both performance and alignment with our core value system, ensuring that we continue to integrate our expertise to meaningfully enhance the quality of our advice and strengthen our client relationships. We do not compensate on a commission‑based pay model and do not manage our business based on industry, product or regional silos. Our compensation structure for junior bankers is based on a system of meritocracy whereby bankers are rewarded for top performance. Measuring performance enables us to recognize employee achievements and continue to identify and invest in areas of targeted development and professional growth.

We recruit our junior bankers from the world’s leading undergraduate and graduate programs and have developed relationships with a variety of associations and diversity groups at universities where we recruit. Since our inception we have had a dedicated campus recruiting effort through which we have hired over 900 analysts and associates from these programs. We devote significant time and resources to training and mentoring our employees and have implemented generalist programs in which our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our junior professionals to develop and refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into successful Managing Directors. As of December 31, 2020, we had 903 employees globally, including 627 advisory professionals and 125 Managing Directors.

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

We compete to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees with diverse knowledge and skills and develop, retain and motivate our existing employees.

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

In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally by the Financial Conduct Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission, the Dubai Financial Services Authority, and the Securities and Exchange Board of India.

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2020).

Certain Managing Director and Other Employees1 Public Stockholders Certain Pre-IPO Group LP Unitholders Moelis & Company Partner Holdings LP2 Class A Common Stock 49% Voting Interest Class B Common Stock 51% Voting Interest Exchangeable Class A Partnership Units Non-Voting 9% Economic Interest Moelis & Company Exchangeable Class A Partnership Units Non-Voting 4% Economic Interest 100% Equity Interest Class A Partnership Units Non-Voting 87% Economic Interest3 Moelis & Company Group GP LLC Sole General Partner Moelis & Company Group LP Operating Entities 1. Includes certain current and former Managing Directors and employees of the Company. 2. Mr. Moelis controls the managing member of Partner Holdings. See ”-- Rights of Partner Holdings and Stockholders Agreement.” 3. A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See “--Amended and Restated Limited Partnership Agreement of Group LP–Voting and Economic Rights.” Note: All entities on the chart above are incorporated or formed in Delaware.

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

Exchange Rights

Subject to the terms and conditions of the Group LP amended and restated limited partnership agreement, each Group LP Class A unitholder (except for Moelis & Company) has the right to exchange Group LP Class A partnership units, either for shares of our Class A common stock on a one‑for‑one basis, or cash (based on the market price of the shares of Class A common stock), at Group LP’s option. If Group LP chooses to exchange such units for our Class A common stock, Moelis & Company will deliver an equivalent number of shares of Class A common stock to Group LP for further delivery to the exchanging holder and receive a corresponding number of newly issued Group LP Class A partnership units. The exchanging holder’s surrendered Group LP Class A partnership units will be cancelled by Group LP. As Group LP Class A unitholders exchange their Group LP Class A partnership units, Moelis & Company’s percentage of economic ownership of Group LP will be correspondingly increased. Following each such exchange, Partner Holdings will be required to surrender to Moelis & Company a corresponding number of shares of Class B common stock, and each such share will be converted into approximately 0.00055 shares of Class A common stock, which will be delivered to Partner Holdings. Group LP will also convert an equivalent number of Class B partnership units held by Moelis & Company into Class A partnership units based on the same conversion rate.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2020 and 2019 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 5, 2021 and January 3, 2020, respectively.

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

Item 1A.    Risk Factors

Risks Related to Our Business

Risks Related to Recruiting and Retaining Talent and Competition

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

Risks Related to Market Conditions and the Impact on Our Business

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

Risks Related to the Drivers of Our Revenues

Our revenue in any given period is dependent on the number of fee‑paying clients in such period, and a significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. We had 205 clients and 150 clients paying fees equal to or greater than $1 million in 2020 and 2019, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

Risk Related to Managing Our Business, Including Conflicts, Employees, Client Satisfaction

and Our Reputation

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

The use of the “Moelis” brand name by either Old Holdings and its subsidiaries or Moelis Australia and the affiliation of Atlas Crest with Moelis may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

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

Atlas Crest is a special purpose acquisition company that is affiliated with Moelis. Mr. Moelis is the non-Executive Chairman of Atlas Crest. Mr. Moelis, other executive officers and Managing Directors of Moelis own a majority of the sponsor of Atlas Crest. If Atlas Crest engages in poor business practices or experiences adverse results, Moelis could suffer reputational harm that could adversely affect our revenue and our business prospects.

Risk Related to Operating Our Business, Including Litigation, Financial Regulations

and Information Technology and Security

The scale, scope and duration of the impact of the COVID-19 pandemic on our business are unpredictable and depend on a number of factors outside of our control.

The rapid, worldwide spread of a novel strain of coronavirus (“COVID-19”) has created global economic disruption and uncertainty. In 2020, we were able to adjust rapidly to the uncertainty created by COVID-19 and achieve significant growth in our business over 2019. However, the COVID-19 pandemic is not over and the potential future impact on the global financial markets of COVID-19 and government responses thereto is still uncertain. We believe COVID-19’s impact will be significantly driven by factors that are beyond our control, including, for example: the extent to which COVID-19 variants become additional public health threats, the timing, scope and effectiveness of governmental responses to the pandemic; the pace and effectiveness of vaccinations and medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in the business environment created by COVID-19. As a result COVID-19 could still have a material adverse effect on our business, operating results and financial condition.

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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. We also act as an underwriter, placement agent and dealer manager in capital markets transactions. Our activities may subject us to the risk of significant legal liabilities to our clients, investors in capital markets transactions and affected third parties, including shareholders of our clients and investors who bring securities class actions against us. Litigation risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

In 2020, we earned approximately 16% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

The U.K. exited the European Union (“EU”) on January 31, 2020 with a transitional period ending on December 31, 2020. Whilst the initial terms of the U.K.’s ongoing relationship with the EU are now in place, the impact of this relationship is difficult to predict. Such uncertainty may continue for a significant period of time and may have an adverse impact on M&A transactions in Europe and our business therefrom and will increase our legal, compliance and operational costs in Europe.

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

Risks Related to Growing Our Business

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

Risks Related to Our Class A Common Stock

Mr. Moelis has significant voting power in Moelis & Company which may give rise to actual or perceived conflicts of interests.

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2020 is approximately 51% and as of February 23, 2021 will decrease to approximately 45%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation provides for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

We are transitioning from a “controlled company” within the meaning of the rules of the New York Stock Exchange to no longer being a controlled company.

Mr. Moelis’ voting power in Moelis & Company as of December 31, 2020 is approximately 51% and as of February 23, 2021 will decrease to approximately 45%. As a result, we are as of December 31, 2020 a “controlled company” under the rules of the New York Stock Exchange (“NYSE”) and will cease to be a controlled company as of February 23, 2021. Under the NYSE rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) that the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors. We have elected not to comply with those requirements. Accordingly, as we transition during the one year period following February 23, 2021, we do not have a majority of independent directors on our board of directors and you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements set by the NYSE. As we transition to a non-controlled company, we expect to incur additional corporate governance and other compliance costs, including increased director compensation for additional independent directors and expanded governance committees.

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

During February, 2021, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.55 per share. The $0.55 per share will be paid on March 26, 2021 to Class A common stockholders of record on February 22, 2021. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York 10022. We lease the space for our offices in Amsterdam, Beijing, Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Mumbai, Paris, San Francisco, São Paulo, Tel Aviv, Washington DC, and West Palm Beach. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

As of February 10, 2021, there were approximately 89 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2021, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.55 per share. The $0.55 per share will be paid on March 26, 2021 to Class A common stockholders of record on February 22, 2021.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2015 through December 31, 2020, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2015. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2020

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2020. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
October 1 - October 31	93,840	$39.28	—	$80.9	million
November 1 - November 30	145,749	38.91	145,143	75.2	million
December 1 - December 31	36,079	44.97	—	75.2	million
Total	275,668	$39.83	145,143	$75.2	million
(1)	These include treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

Not Applicable.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With 22 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2020, we served our clients globally with 627 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2020 and 2019 referenced throughout this Form 10-K was obtained from Thomson Financial as of January 5, 2021 and January 3, 2020, respectively.

For the year ended December 31, 2020, we earned revenues of $943.3 million, an increase of 26% from the $746.5 million earned during the same period in 2019. This compares favorably with a 13% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Our team of investment banking professionals continues to be very active, providing high quality advice to a growing number of clients around the globe. In the fourth quarter of 2020, the global M&A market experienced the strongest quarter of announced transactions in history. This strong activity continued into calendar year 2021, which should allow for a positive M&A environment in the near to intermediate term. As a result, our M&A activity for both financial sponsors and strategics remains elevated versus the prior year. In addition, our restructuring activity continues to be strong as companies in certain parts of the economy are continuing to experience ongoing financial issues as a result of the business disruption caused by COVID-19. The record level of corporate debt issued in 2020 should also provide a steady level of restructuring activity. Combined with our growing capital markets business, including our SPAC franchise, we believe we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

Our talented employees have adapted to the work from home environment caused by COVID-19. We believe that while COVID-19 may continue to add uncertainty to the business environment, our Firm remains well positioned due to our thorough business continuity planning, experienced management team, and focused client coverage.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2020 and 2019. For a discussion of our results of operations for the year ended December 31, 2018, refer to “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

	Year Ended December 31,			Variance
($ in thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues	$943,276	$746,534	$885,840	26%	-16%
Expenses:
Compensation and benefits	560,803	488,439	513,863	15%	-5%
Non-compensation expenses	116,764	143,552	145,196	-19%	-1%
Total operating expenses	677,567	631,991	659,059	7%	-4%
Operating income (loss)	265,709	114,543	226,781	132%	-49%
Other income and (expenses)	4,404	32,962	11,671	-87%	182%
Income (loss) before income taxes	270,113	147,505	238,452	83%	-38%
Provision for income taxes	51,675	11,813	30,448	337%	-61%
Net income (loss)	$218,438	$135,692	$208,004	61%	-35%

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

Year Ended December 31, 2020 versus 2019

Revenues were $943.3 million for the year ended December 31, 2020 compared with $746.5 million for the same period in 2019, representing an increase of 26%. The increase in revenues was primarily driven by greater transaction completions and greater average fees per transaction as compared to the prior year period.

The number of fee-paying clients increased year‑over‑year from 265 clients in 2019 to 316 clients in 2020, and the number of clients who paid fees equal to or greater than $1 million increased from 150 clients in 2019 to 205 clients in 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Expenses:
Compensation and benefits	$560,803	$488,439	$513,863	15%	-5%
% of revenues	59%	65%	58%
Non-compensation expenses	$116,764	$143,552	$145,196	-19%	-1%
% of revenues	12%	19%	16%
Total operating expenses	$677,567	$631,991	$659,059	7%	-4%
% of revenues	72%	85%	74%

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

Year Ended December 31, 2020 versus 2019

Operating expenses were $677.6 million for the year ended December 31, 2020 and represented 72% of revenues, compared with $632.0 million for the same period in 2019 which represented 85% of revenues. The increase in operating expenses was primarily driven by higher compensation and benefits expenses associated with greater revenues, partially offset by lower non-compensation expense primarily driven by less travel and related expenses.

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

Year Ended December 31, 2020 versus 2019

For the year ended December 31, 2020, compensation‑related expenses of $560.8 million represented 59% of revenues, compared with $488.4 million which represented 65% of revenues in the prior year. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues and increased headcount as compared with the prior year period.

Non‑Compensation Expenses

Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses.

Historically (prior to COVID-19), our non-compensation expenses associated with business development have increased as we have increased headcount and the related non-compensation support costs which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Year Ended December 31, 2020 versus 2019

Non‑compensation expenses were $116.8 million in the year ended December 31, 2020, representing 12% of revenues, compared with $143.6 million, or 19% in the prior year. The decrease in non-compensation expenses was primarily related to decreased travel and other business development expenses related to COVID-19 social distancing restrictions, in addition to our continued and focused expense discipline.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2020 versus 2019

Other income and expenses were income of $4.4 million and income of $33.0 million for the year ended December 31, 2020 and 2019, respectively. The income of $4.4 million for the year ended December 31, 2020 is primarily related to the enforcement of noncompete provisions, adjustments to the amounts due pursuant to the Company's Tax Receivable Agreement, and income from the Company’s joint venture in Moelis Australia. The prior year period includes gains of $12.6 and $8.1 million related to the sale of 12.5 million and 8.0 million shares of Moelis Australia common stock, respectively, as well as income from the Company’s joint venture in Moelis Australia.

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

Years Ended December 31, 2020 versus 2019

The Company’s provision for income taxes and effective tax rates were $51.7 million and 19% and $11.8 million and 8% for the years ended December 31, 2020 and 2019, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2020 and December 31, 2019, the Company had cash equivalents of $119.0 million and $96.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of December 31, 2020 and December 31, 2019, the Company had cash of $83.5 million and $71.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2020 and 2019, the Company held $172.7 million and $174.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2020 and 2019 accounts receivable were $89.3 million and $45.1 million, respectively, net of allowances of $3.8 million and $4.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In April 2020, the Company renewed its $65.0 million revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2020, the Company had no borrowings under the credit facility.

As of December 31, 2020, the Company’s available credit under this facility was $60.5 million as a result of the issuance of an aggregate amount of $4.5 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

During February, 2021, the Board of Directors of Moelis & Company declared a dividend of $0.55 per share to be paid on March 26, 2021 to Class A common stockholders of record on February 22, 2021. During the year ended December 31, 2020, the Company paid aggregate dividends of $4.1525 per share which included special dividends of $2.75 per share and regular quarterly dividends of $1.4025 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the years ended December 31, 2020 and 2019, the Company repurchased 1,201,525 and 1,331,443 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $75.2 million as of December 31, 2020.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the consolidated financial statements as of December 31, 2020 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$218,438	$135,692	$208,004
Non-cash charges	177,384	107,194	131,366
Other operating activities	33,393	(33,579)	51,519
Total operating activities	429,215	209,307	390,889
Investing Activities	(39,951)	(51,873)	9,284
Financing Activities	(351,790)	(252,692)	(351,741)
Effect of exchange rate changes	(2,762)	2,059	(555)
Net increase (decrease) in cash	34,712	(93,199)	47,877
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$203,284	$168,572	$261,771

Year Ended December 31, 2020

Cash, cash equivalents and restricted cash were $203.3 million at December 31, 2020, an increase of $34.7 million from $168.6 million at December 31, 2019. Operating activities resulted in a net inflow of $429.2 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $40.0 million primarily attributable to cash outflows for construction in progress. Financing activities resulted in a net outflow of $351.8 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Year Ended December 31, 2019

Cash, cash equivalents and restricted cash were $168.6 million at December 31, 2019, a decrease of $93.2 million from $261.8 million at December 31, 2018. Operating activities resulted in a net inflow of $209.3 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $51.9 million primarily attributable to net purchases of investments with a partially offsetting inflow related to Moelis Australia share sales. Financing activities resulted in a net outflow of $252.7 million primarily related to the payment of dividends and tax distributions, and treasury stock purchases.

Contractual Obligations

As of December 31, 2020, the Company has a total payable of $307.6 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $2.8 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. During 2020, we made payments of $36.5 million pursuant to the tax receivable agreement.

Additionally, the Company has contractual obligations related to its leases for corporate office space and an aircraft. Please see Note 12 to the consolidated financial statements for details regarding when these obligations are due.

Market Risk and Credit Risk

Our business is not capital‑intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash and Short‑Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, U.S. government agency debt securities and U.S. treasury instruments. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of U.S. treasury instruments that are classified as investments on our consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2020 and 2019, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income was a loss of $2.0 million, and a gain of $1.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such recoveries reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the consolidated statement of operations. The combination of recoveries and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2020 and 2019, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, and the related notes and schedule, of the Company, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

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

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moelis & Company

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 24, 2021

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$202,477	$167,812
Restricted cash	807	760
Receivables:
Accounts receivable, net of allowance for credit losses of $3,775 and $4,088 as of December 31, 2020 and December 31, 2019, respectively	89,297	45,074
Accrued and other receivables	11,916	10,722
Total receivables	101,213	55,796
Deferred compensation	12,004	11,748
Investments	211,826	213,231
Right-of-use assets	177,069	190,763
Equipment and leasehold improvements, net	49,977	13,992
Deferred tax assets	424,345	400,496
Prepaid expenses and other assets	16,726	17,101
Total assets	$1,196,444	$1,071,699
Liabilities and Equity
Compensation payable	$220,058	$163,131
Accounts payable, accrued expenses and other liabilities	25,026	16,107
Amount due pursuant to tax receivable agreement	307,581	297,986
Deferred revenue	2,692	3,023
Lease liabilities	196,614	197,625
Total liabilities	751,971	677,872
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 61,986,927 issued and 58,027,844 outstanding at December 31, 2020; 1,000,000,000 authorized, 52,773,617 issued and 50,016,059 outstanding at December 31, 2019)	620	528
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 5,948,750 issued and outstanding at December 31, 2020; 1,000,000,000 authorized, 10,397,915 issued and outstanding at December 31, 2019)	59	104
Treasury stock, at cost; 3,959,083 and 2,757,558 shares as of December 31, 2020 and December 31, 2019, respectively	(152,170)	(107,836)
Additional paid-in-capital	1,052,322	872,791
Retained earnings (accumulated deficit)	(420,682)	(324,192)
Accumulated other comprehensive income (loss)	(201)	1,432
Total Moelis & Company equity	479,948	442,827
Noncontrolling interests	(35,475)	(49,000)
Total equity	444,473	393,827
Total liabilities and equity	$1,196,444	$1,071,699

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$943,276	$746,534	$885,840
Expenses
Compensation and benefits	560,803	488,439	513,863
Occupancy	30,033	20,209	18,952
Professional fees	18,378	19,229	25,311
Communication, technology and information services	32,181	31,590	29,747
Travel and related expenses	12,845	41,496	42,264
Depreciation and amortization	4,708	4,965	4,625
Other expenses	18,619	26,063	24,297
Total expenses	677,567	631,991	659,059
Operating income (loss)	265,709	114,543	226,781
Other income and (expenses)	4,404	32,962	11,671
Income (loss) before income taxes	270,113	147,505	238,452
Provision for income taxes	51,675	11,813	30,448
Net income (loss)	218,438	135,692	208,004
Net income (loss) attributable to noncontrolling interests	39,607	30,597	67,324
Net income (loss) attributable to Moelis & Company	$178,831	$105,095	$140,680
Weighted-average shares of Class A common stock outstanding
Basic	56,566,645	50,373,874	43,216,358
Diluted	60,723,365	55,513,149	50,690,528
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$3.16	$2.09	$3.26
Diluted	$2.95	$1.89	$2.78

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$218,438	$135,692	$208,004
Foreign currency translation adjustment, net of tax	(2,040)	1,452	(453)
Other comprehensive income (loss)	(2,040)	1,452	(453)
Comprehensive income (loss)	216,398	137,144	207,551
Less: Comprehensive income attributable to noncontrolling interests	39,200	30,908	67,249
Comprehensive income (loss) attributable to Moelis & Company	$177,198	$106,236	$140,302

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$218,438	$135,692	$208,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,544	2,399	1,044
Depreciation and amortization	4,708	4,965	4,625
Equity-based compensation	133,623	124,212	123,037
Deferred tax provision	38,997	3,665	6,538
Gain on partial sale of equity method investment	—	(20,714)	—
Other	(2,488)	(7,333)	(3,878)
Changes in assets and liabilities:
Accounts receivable	(46,698)	7,057	963
Accrued and other receivables	(983)	3,644	(6,036)
Prepaid expenses and other assets	1,236	(2,203)	(610)
Deferred compensation	(221)	(2,924)	22
Compensation payable	57,003	(35,381)	53,083
Accounts payable, accrued expenses and other liabilities	21,461	(2,569)	(766)
Deferred revenue	(347)	(4,051)	2,126
Dividends received	1,942	2,848	2,737
Net cash provided by (used in) operating activities	429,215	209,307	390,889
Cash flows from investing activities
Purchase of investments	(390,586)	(212,415)	(183,972)
Proceeds from sales of investments	391,494	120,102	199,810
Proceeds from partial sale of equity method investment	—	46,907	—
Note payments received from employees	—	—	366
Notes issued to employees	(200)	—	—
Purchase of equipment and leasehold improvements	(40,659)	(6,467)	(6,920)
Net cash provided by (used in) investing activities	(39,951)	(51,873)	9,284
Cash flows from financing activities
Dividends and tax distributions	(282,920)	(209,178)	(313,827)
Payments under tax receivable agreement	(36,459)	(13,798)	(10,994)
Proceeds from exercise of stock options	11,923	21,459	6,846
Treasury stock purchases	(44,334)	(51,175)	(33,473)
Class A partnership units and other equity purchased	—	—	(293)
Net cash provided by (used in) financing activities	(351,790)	(252,692)	(351,741)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2,762)	2,059	(555)
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,712	(93,199)	47,877
Cash, cash equivalents, and restricted cash, beginning of period	168,572	261,771	213,894
Cash, cash equivalents, and restricted cash, end of period	$203,284	$168,572	$261,771
Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Income taxes	$(305)	$13,405	$23,491
Other non-cash activity
Dividend equivalents issued	$41,144	$33,299	$49,601
Class A Partnership Units or other equity converted into Class A Common Stock	$14,964	$1,267	$30,901
Cumulative Effect Adjustment upon Adoption of ASU 2014-09	$—	$—	$3,155
Cumulative Effect Adjustment upon Adoption of ASU 2016-13	$364	$—	$—
Forfeiture of fully-vested Group LP units or other equity units	$96	$2,397	$677

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2018	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(139,918)	$352	$19,306	$344,256
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	3,155	—	—	3,155
Cumulative effect adjustment upon adoption of ASU 2016-01	—	—	—	—	—	—	—	(317)	317	—	—
Balance as of January 1, 2018, as adjusted	34,163,042	19,912,230	(707,416)	$342	$199	$(23,188)	$487,163	$(137,080)	$669	$19,306	$347,411
Net income (loss)	—	—	—	—	—	—	—	140,680	—	67,324	208,004
Equity-based compensation	3,123,395	—	—	31	—	—	121,883	—	—	1,123	123,037
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(378)	(75)	(453)
Dividends declared ($4.88 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	49,601	(241,382)	—	(122,046)	(313,827)
Treasury stock purchases	—	—	(718,699)	—	—	(33,473)	—	—	—	—	(33,473)
Exercise of stock options	351,904	—	—	3	—	—	6,843	—	—	—	6,846
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	9,392,754	(9,392,754)	—	94	(94)	—	28,171	—	—	2,437	30,608
Equity-based payments to non-employees	—	—	—	—	—	—	4,277	—	—	—	4,277
Other	—	(26,118)	—	—	—	—	—	—	—	(677)	(677)
Balance as of December 31, 2018	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	105,095	—	30,597	135,692
Equity-based compensation	4,399,851	—	—	44	—	—	123,958	—	—	210	124,212
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,141	311	1,452
Dividends declared ($3.25 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	33,299	(191,505)	—	(50,972)	(209,178)
Treasury stock purchases	—	—	(1,331,443)	—	—	(51,175)	—	—	—	—	(51,175)
Exercise of stock options	1,285,533	—	—	13	—	—	21,459	—	—	—	21,472
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	729	—	—	—	729
Other	(4,798)	(33,507)	—	—	—	—	(3,012)	—	—	1,452	(1,560)
Balance as of December 31, 2019	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020 as adjusted	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,556)	$1,432	$(49,000)	$393,463
Net income (loss)	—	—	—	—	—	—	—	178,831	—	39,607	218,438
Equity-based compensation	4,036,161	—	—	40	—	—	133,544	—	—	39	133,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,633)	(407)	(2,040)
Dividends declared ($4.1525 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	41,144	(274,957)	—	(49,107)	(282,920)
Treasury stock purchases	—	—	(1,201,525)	—	—	(44,334)	—	—	—	—	(44,334)
Exercise of stock options	727,984	—	—	7	—	—	11,916	—	—	—	11,923
Equity-based payments to non-employees	—	—	—	—	—	—	1,452	—	—	—	1,452
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,449,165	(4,449,165)	—	45	(45)	—	(6,544)	—	—	20,722	14,178
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of December 31, 2020	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473

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

•	Moelis & Company Israel Ltd., a limited company incorporated in Israel.
•	Moelis & Company International Holdings LLC (“Moelis International”), a Delaware limited liability company, owns the following entities and investments, directly or indirectly:
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

•

Moelis & Company Netherlands BV, a private limited company incorporated in Amsterdam, Netherlands. In addition to Amsterdam, Moelis Netherlands maintains operations in Paris, France through a wholly owned subsidiary, Moelis & Company Netherlands B.V. French Branch

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

Consolidation—The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

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

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in U.S. Treasury instruments and money market securities.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, is presented below.

	December 31,
	2020	2019
Cash	$83,472	$71,798
Cash equivalents	119,005	96,014
Restricted cash	807	760
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$203,284	$168,572

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at December 31, 2020 and 2019 were $19,603 and $19,879 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $748, $990 and $653 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such recoveries reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the consolidated statement of operations. The combination of recoveries and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

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

The following tables summarize credit loss allowance activity for the twelve months ended December 31, 2020:

	Twelve Months Ended December 31, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,088	$—	$4,088
Adjustment for adoption of ASU 2016-13	260	199	459
Allowance for Credit Losses, adjusted beginning balance	4,348	199	4,547
Charge-offs	(3,316)	—	(3,316)
Recoveries	(3,965)	(26)	(3,991)
Reduction to allowance	(7,281)	(26)	(7,307)
Provision for credit losses	6,510	25	6,535
Allowance for credit losses, ending balance	$3,577	$198	$3,775

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

Software— Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid and other assets on the Company’s consolidated statement of financial condition. Such capitalized costs are amortized using the straight-line method over the term of the cloud computing service contract or another rational basis, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. All costs not directly related to the implementation of cloud computing arrangements, including overhead costs and costs of service agreements, will be expensed in the period they are incurred. The amortization expense of such capitalized costs will be presented under communication, technology and information services on the consolidated statement of operations.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2020, 2019 and 2018, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, no such amounts were recorded.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for entities that are impacted by interest rate reform. Specifically, ASU 2020-04 allows for modified contracts under the scope of Topic 310—Receivables to be accounted for prospectively with the updated interest rate, among other specifications for debt, derivative instruments, and other contracts. ASU 2020-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application is permitted. Upon initial evaluation, we do not anticipate any material changes to our consolidated financial statements.

4.	FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2020	2019
Office equipment	$13,267	$13,593
Furniture and fixtures	10,409	5,054
Construction in progress	14,943	2,108
Leasehold improvements	36,286	15,294
Total	74,905	36,049
Less accumulated depreciation and amortization	(24,928)	(22,057)
Equipment and leasehold improvements, net	$49,977	$13,992

Depreciation and amortization expenses for fixed assets totaled $4,708, $4,965 and $4,625 for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, there were $2,759 of costs capitalized within prepaid expenses and other assets on our consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $256 for the twelve months ended December 31, 2020, and was recorded within communication, technology and information services on the consolidated statement of operations.

5.	INVESTMENTS

Fair value investments are contained within the balance of investments on the Company’s consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

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

The estimated fair values of money market securities and U.S. Treasury instruments as of December 31, 2020 and 2019 are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. The Company considers these securities to be risk free and does not reserve for expected credit losses on these treasury investments. See Note 2 for further information on the Company’s fair value hierarchy.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance of all securities with the same term it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2020:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$15,599	$—	$15,599	$—
Money market securities	103,406	—	103,406	—
Investments
U.S. treasury instruments	172,671	—	172,671	—
Total financial assets	$291,676	$—	$291,676	$—

The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $172,640 as of December 31, 2020.

During 2020, the Company invested $887 into the sponsor of Atlas Crest Investment Corp. (“Atlas Crest I”), an affiliated special purpose acquisition company (“SPAC”). The Company’s Chief Executive Officer, Kenneth Moelis, is a founding member of Atlas Crest I and serves as Non-Executive Chairman. The investment was recorded at cost and is included in investments on the consolidated statement of financial condition. As of December 31, 2020, the investment balance was $887.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$62,949	$—	$62,949	$—
Money market securities	33,065	—	33,065	—
Investments
U.S. treasury instruments	173,960	—	173,960	—
Common stock	327	327	—	—
Total financial assets	$270,301	$327	$269,974	$—

For the twelve months ended December 31, 2019, unrealized losses of $177 were recognized in other income and expenses on the consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $173,806 as of December 31, 2019.

Equity-method investments are contained within the balance of investments on the Company’s consolidated statements of financial condition. On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and became listed on the Australian Securities Exchange as Moelis Australia Limited (ASX: MOE). As a result of the offering, the Company’s ownership interest in Moelis Australia was diluted and continues to be accounted for under the equity method of accounting.

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

The balances of the Company’s equity method investment as of December 31, 2020 and December 31, 2019 were $38,143 and $38,944, respectively, and are included within investments on the consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operations.
6.	INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2020	2019	2018
U.S.	$264,047	$156,983	$237,920
Non-U.S.	6,066	(9,478)	532
Income (loss) before income taxes	$270,113	$147,505	$238,452

The current and deferred components of the income tax provision for the years ended December 31, 2020, 2019, and 2018 are as follows:

	For the Year Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$8,207	$4,527	$15,023
State and Local	2,955	3,212	7,218
Foreign	1,517	409	1,393
Total	$12,679	$8,148	$23,634
Deferred income taxes:
Federal	$31,773	$3,084	$5,221
State and Local	7,122	613	1,087
Foreign	101	(32)	506
Total	$51,675	$11,813	$30,448

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2020	2019	2018
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to state and local taxes	3.7%	4.3%	3.8%
Rate benefit as a U.S. limited partnership/flow through	-3.1%	-4.4%	-6.1%
Excess tax benefit from equity compensation delivery	-2.6%	-11.9%	-5.7%
Foreign taxes	0.0%	-0.4%	0.4%
Non-deductible expenses	1.1%	0.8%	0.4%
Other	-1.0%	-1.4%	-1.0%
Effective income tax rate	19.1%	8.0%	12.8%

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

The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2020	2019
Net operating loss	$9,751	$12,275
Step-up in tax basis in Group LP assets	369,216	333,221
Deferred compensation	56,628	65,742
Lease liability	43,214	39,994
	478,809	451,232
Valuation allowance on NOL and other	(10,445)	(10,038)
Deferred tax asset	$468,364	$441,194

Right-of-use asset	$(38,862)	$(38,559)
Other	(5,157)	(2,139)
Deferred tax liability	$(44,019)	$(40,698)

Net deferred tax asset	$424,345	$400,496

The Company recorded an increase in the net deferred tax asset of $23,849 for the twelve months ended December 31, 2020, which was primarily attributable to an increase in the step-up in tax basis in Group LP assets for exchanges during 2020, partially offset by a decrease in the deferred tax asset related to deferred compensation.

As of December 31, 2020, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $38,779 for which it has recorded a deferred tax asset of $9,751. Approximately $33,609 of the operating losses (or $8,409 of the deferred tax asset) has an indefinite life and $5,170 of the operating losses (or $1,342 of the deferred tax asset) will expire on dates between 2023 and 2028.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ( “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, and allowing companies to carryback certain net operating losses (“NOL”). On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was enacted and signed into law. The CARES Act and the CAA did not materially affect our total income tax provision for the twelve months ended December 31, 2020.

The Company’s operations are generally comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders. The Company is subject to certain foreign, state and local entity-level taxes (for example, the New York City Unincorporated Business Tax). These taxes have been reflected in the Company’s consolidated financial statements and allocated between the Company and the non-controlling interest holders. In addition, the Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

As of December 31, 2020, the Company’s tax years for 2019, 2018 and 2017 are generally subject to examination by the tax authorities. As of December 31, 2020, the Company does not expect any material changes in its tax provision related to any outstanding current examinations. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2020, 2019 and 2018.
7.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2020, 2019 and 2018 are presented below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2020		2019		2018
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$178,831		$105,095		$140,680
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$178,831		$105,095		$140,680
Denominator:
Weighted average shares of Class A common stock outstanding—basic		56,566,645		50,373,874		43,216,358
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested restricted stock, RSUs and stock options, as calculated using the treasury stock method	(b)	4,156,720	(b)	5,139,275	(b)	7,474,170
Weighted average shares of Class A common stock outstanding—diluted		60,723,365		55,513,149		50,690,528
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$3.16		$2.09		$3.26
Diluted		$2.95		$1.89		$2.78

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 71,950,031 shares for the year ended December 31, 2020, 68,516,397 shares for the year ended December 31, 2019 and 67,339,974 shares for the year ended December 31, 2018. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2020, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. The additional weighted average amount of RSUs that would have been included in the treasury stock method calculation if the effect were dilutive would have been 5,475 units for the year ended December 31, 2020, 64,676 units for the year ended December 31, 2019 and 243 units for the year ended December 31, 2018.

8.	EQUITY‑BASED COMPENSATION

Partnership Units

Prior to the Company’s IPO, the business operated as a partnership and its ownership structure was comprised of common partners (principally outside investors) holding units and Managing Directors and employees holding units. In connection with the IPO, Group LP issued Class A partnership units to Moelis & Company and to certain existing unit holders. Following the reorganization, a Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests. As of December 31, 2020, partners held 8,508,857 Class A partnership units.

The Company recognized compensation expenses of $39, $211 and $1,123 for the years ended December 31, 2020, 2019 and 2018, respectively, in relation to these partnership units.

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

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $75,247 as of December 31, 2020.

Restricted Stock and Restricted Stock Units (RSUs)

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs which generally vest over a service life of four to five years. For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses of $133,583, $123,395 and $120,012, respectively, in relation to these RSUs.

The following table summarizes activity related to restricted stock and RSUs for the years ended December 31, 2020, 2019 and 2018.

	Restricted Stock & RSUs
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,414,130	$42.19	8,761,224	$37.59	9,357,999	$30.15
Granted	4,456,157	37.58	4,384,073	44.59	3,376,027	54.23
Forfeited	(149,592)	40.73	(273,698)	45.22	(127,606)	38.90
Vested	(3,978,000)	39.01	(4,457,469)	34.63	(3,845,196)	31.15
Unvested Balance at December 31,	8,742,695	$41.45	8,414,130	$42.19	8,761,224	$37.59

As of December 31, 2020, the total compensation expense related to unvested restricted stock and RSUs not yet recognized was $116,502. The weighted‑average period over which this compensation expense is expected to be recognized at December 31, 2020 is 1.5 years.

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

During the six year life of the options, the Company paid special dividends of $9.05, in aggregate. As required under Section 5 of the Company’s 2014 Omnibus Incentive Plan, the Compensation Committee of the Company’s Board of Directors equitably reduced the exercise price of the Company’s outstanding options to purchase common stock by $9.05 from $25.00 per share to $15.95 per share.

The following table summarizes activity related to stock options for the years ended December 31, 2020, 2019 and 2018.

	Stock Options Outstanding
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95	2,017,067	$15.95	2,436,232	$15.95
Exercises	(728,534)	15.95	(1,285,533)	15.95	(351,904)	15.95
Forfeitures or expirations	—	—	(3,000)	15.95	(67,261)	15.95
Outstanding at December 31,	—	$—	728,534	$15.95	2,017,067	$15.95

For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses of $0, $606, and $1,902 respectively, in relation to stock options.

9.	STOCKHOLDERS EQUITY

Class A Common Stock

In April 2014, the Company issued 15,263,653 shares of Class A common stock in connection with the IPO and reorganization. Since its IPO, the Company has conducted several offerings of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The aggregate increase to Class A common stock as a result such offerings was 24,923,349. The Company did not retain any proceeds from the sale of its Class A common stock.

As of December 31, 2020, there were 61,986,927 shares of Class A common stock issued, 3,959,083 shares of treasury stock, and 58,027,844 shares outstanding. As of December 31, 2019, there were 52,773,617 shares of Class A common stock issued, 2,757,558 shares of treasury stock, and 50,016,059 shares outstanding. The changes in Class A common stock are due primarily to the IPO, offering transactions described above, exchanges of class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

Class B Common Stock

In conjunction with Moelis & Company’s IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP (“Partner Holdings”) holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. In connection with the Company’s offerings of Class A common stock described above, 24,919,744 shares of Class B common stock were purchased from Partner Holdings at a cost of $550. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1). Shares of Class B common stock are generally not transferrable and, if transferred other than in the limited circumstances set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent. Each share of Class B common stock may also be converted to a number of Class A shares at the option of the holder. Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

As of December 31, 2020, and December 31, 2019, 5,948,750 and 10,397,915 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2020 and 2019, the Company repurchased 1,201,525 and 1,331,443 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $44,334 and $51,175, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2020 and 2019.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2020 and 2019, partners held 8,508,857 and 12,958,022 Group LP partnership units, respectively, representing a 13% and 21% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 58,027,844 shares of Class A common stock outstanding at December 31, 2020 (50,016,059 as of December 31, 2019), represents the controlling interest.

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

For the years ended December 31, 2020, 2019, and 2018, the Company incurred $1,295, $1,674 and $1,872 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes—As of December 31, 2020, there were $389 of unsecured promissory notes from employees held by the Company (December 31, 2019: $189). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes held bear fixed interest rates ranging from 3.00% to 4.00%. During the years ended December 31, 2020, 2019 and 2018, the Company received $0, $0 and $366, respectively, of principal repayments and recognized interest income of $12, $8 and $13, respectively, on such notes, respectively, which is included in other income and expenses on the consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $296, $248 and $537 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2020 and 2019, the Company had no balances due from Moelis Asset Management LP.

Affiliated SPACs—During 2020, the Company began providing office space, secretarial and administrative services for a fee of $10 a month to an affiliated SPAC, Atlas Crest I. For the year ended December 31, 2020, this fee totaled $20. As of December 31, 2020, the Company had no balance due from Atlas Crest I. This arrangement shall continue until Atlas Crest I consummates a business combination or is liquidated. In addition to the Company’s $887 investment in the sponsor of Atlas Crest I (described further in Note 5), the Company’s Executive Officers and management Directors have invested an aggregate $2,248 in the sponsor of Atlas Crest I.

As of December 31, 2020, the Company advanced $300 toward an investment in the sponsor of an affiliated SPAC, Atlas Crest Investment Corp. II (“Atlas Crest II”). The Company’s Chief Executive Officer, Kenneth Moelis, is a founding member of Atlas Crest II and serves as Non-Executive Chairman.

Moelis Australia—As of December 31, 2020 and 2019, the Company had net balances of $5 due to Moelis Australia and $0 due from Moelis Australia, respectively, which is reflected in accrued and other receivables on the consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues—From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0, $210 and $1,882 for the years ended December 31, 2020, 2019 and 2018, respectively.

11.	REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At December 31, 2020, Moelis U.S. had net capital of $96,800, which was $96,550 in excess of its required net capital. At December 31, 2019, Moelis U.S. had net capital of $160,401 which was $160,151 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2020.
12.	COMMITMENTS AND CONTINGENCIES

Bank Line of Credit— In April 2020, the Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2020 and 2019, the Company had no borrowings under the credit facility.

As of December 31, 2020, the Company’s available credit under this facility was $60,504 as a result of the issuance of an aggregate amount of $4,496 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Year Ended December 31,
($ in thousands)	2020		2019
Supplemental Income Statement Information:
Operating lease cost	$26,669		$16,980

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash flows for operating leases	$17,957		$19,373

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$7,062		$160,657

Other Information
Weighted-average remaining lease term - operating leases	13.72	years	14.03	years
Weighted-average discount rate - operating leases		3.52%		3.53%

During the year ended December 31, 2018, the Company incurred expenses relating to its operating leases of $15,965.

As of December 31, 2020, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Lease Payments
2021	$(912)	$19,000
2022	(912)	24,114
2023	(912)	20,910
2024	(912)	19,029
2025	(456)	16,327
Thereafter	—	177,596
Total payments	$(4,104)	$276,976

Less: Tenant improvement allowances		(18,440)
Less: Present value adjustment		(61,922)
Net lease liability		$196,614

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

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018, in the amounts of $3,111, $2,860 and $2,379, respectively.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Revenues:
United States	$794,337	$635,787	$731,265
Europe	92,660	78,842	95,844
Rest of World	56,279	31,905	58,731
Total	$943,276	$746,534	$885,840

	December 31,	December 31,
	2020	2019
Assets:
United States	$1,012,831	$934,654
Europe	78,470	67,247
Rest of World	105,143	69,798
Total	$1,196,444	$1,071,699

As of December 31, 2020, and December 31, 2019, the Company had deferred revenues of $2,692 and $3,023, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the year ended December 31, 2020, $2,354 of revenues were recognized from the opening balance of deferred revenues.

Due to the factors that may delay or terminate a transaction (see Note 2), the Company does not estimate constrained transaction fees for revenue recognition. Quantitative disclosures of constrained variable consideration are not provided for remaining, wholly unsatisfied, performance obligations. The remaining performance obligations related to retainers, upfront fees and announcement fees are typically associated with contracts that have durations of one year or less.

15.	SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company has declared a dividend of $0.55 per share to be paid on March 26, 2021 to Class A common stockholders of record on February 22, 2021.

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2020

(dollars in thousands)

	Allowance for Credit
	Losses(1)
	2020	2019	2018
Balance at beginning of period	$4,088	$1,975	$1,433
Additions:
Bad debt expense	2,544	2,399	1,044
Deductions:
Charge-offs of uncollectible balances	(2,857)	(286)	(502)
Balance at end of period	$3,775	$4,088	$1,975
(1)	Includes the allowance for credit losses for both accounts receivable and other receivables.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B.    Other Information

In April 2014, we entered into a Master Services Agreement with Old Holdings, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Old Holdings’ subsidiaries, which was renewed in 2016, 2017, 2018, 2019 and 2020 for one year terms. We expect to enter into a renewal agreement for 2021 in April of 2021.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2021 annual meeting of stockholders (“2021 Proxy Statement”), expected to be held in June 2021, and is incorporated herein by reference. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Restricted Stock	Securities Reflected
	Plan Category		Units(2)	In First Column)(3)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	10,640,068	5,180,343
Equity compensation plans not approved by shareholders	None		—	—
Total			10,640,068	5,180,343

(1)

Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 8—Equity Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.

(2)	Excludes 8,508,857 Group LP Partnership Units.

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

Item 13.    Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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
10.14**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.16

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.17

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.19

Advisory Units Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis & Company Group LP, Moelis & Company and Moelis & Company Group GP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed on May 1, 2015)

10.20

Assignment and Assumption of the Strategic Alliance Agreement, dated as of April 30, 2015, by and among Sumitomo Mitsui Banking Corporation, SMBC Nikko Securities Inc., SMBC Capital Markets, Inc., Moelis Asset Management LP, Moelis & Company Group LP, Moelis & Company and Moelis & Company Holdings GP LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed on May 1, 2015)

10.21

Master Services Agreement, dated February 28, 2018 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2018)

10.22

Master Services Agreement, dated February 27, 2019 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K Filed on February 27, 2019)

10.23

Master Services Agreement, dated February 26, 2020 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K Filed on February 27, 2020)

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February, 2021.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 24, 2021
Chris Callesano

/s/ NAVID MAHMOODZADEGAN	Director	February 24, 2021
Navid Mahmoodzadegan

/s/ JEFFREY RAICH	Director	February 24, 2021
Jeffrey Raich

/s/ ERIC CANTOR	Vice Chairman and Director	February 24, 2021
Eric Cantor

/s/ ELIZABETH CRAIN	Chief Operating Officer and Director	February 24, 2021
Elizabeth Crain

/s/ JOHN A. ALLISON	Director	February 24, 2021
John A. Allison

/s/ YOLONDA C. RICHARDSON	Director	February 24, 2021
Yolonda C. Richardson

/s/ KENNETH L. SHROPSHIRE	Director	February 24, 2021
Kenneth L. Shropshire