Form 10-Q
period 2021-03-31
Moelis & Co
filed 2021-04-29
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 15, 2021, there were 61,325,544 shares of Class A common stock, par value $0.01 per share, and 4,899,457 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$155,402	$202,477
Restricted cash	1,081	807
Receivables:
Accounts receivable, net of allowance for credit losses of $6,183 and $3,775 as of March 31, 2021 and December 31, 2020, respectively	71,824	89,297
Accrued and other receivables	45,427	11,916
Total receivables	117,251	101,213
Deferred compensation	15,676	12,004
Investments	118,427	211,826
Right-of-use assets	171,857	177,069
Equipment and leasehold improvements, net	52,067	49,977
Deferred tax assets	423,281	424,345
Prepaid expenses and other assets	16,055	16,726
Total assets	$1,071,097	$1,196,444
Liabilities and Equity
Compensation payable	$59,889	$220,058
Accounts payable, accrued expenses and other liabilities	24,583	25,026
Amount due pursuant to tax receivable agreement	324,064	307,581
Deferred revenue	8,105	2,692
Lease liabilities	193,876	196,614
Total liabilities	610,517	751,971
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 66,648,561 issued and 61,325,544 outstanding at March 31, 2021; 1,000,000,000 authorized, 61,986,927 issued and 58,027,844 outstanding at December 31, 2020)	666	620
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,899,457 issued and outstanding at March 31, 2021; 1,000,000,000 authorized, 5,948,750 issued and outstanding at December 31, 2020)	49	59
Treasury stock, at cost; 5,323,017 and 3,959,083 shares as of March 31, 2021 and December 31, 2020, respectively	(226,381)	(152,170)
Additional paid-in-capital	1,101,205	1,052,322
Retained earnings (accumulated deficit)	(393,166)	(420,682)
Accumulated other comprehensive income (loss)	(856)	(201)
Total Moelis & Company equity	481,517	479,948
Noncontrolling interests	(20,937)	(35,475)
Total equity	460,580	444,473
Total liabilities and equity	$1,071,097	$1,196,444

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$263,866	$153,706
Expenses
Compensation and benefits	156,499	95,120
Occupancy	7,695	7,231
Professional fees	5,999	4,236
Communication, technology and information services	8,659	8,392
Travel and related expenses	1,610	7,944
Depreciation and amortization	1,449	1,199
Other expenses	9,512	5,142
Total expenses	191,423	129,264
Operating income (loss)	72,443	24,442
Other income and (expenses)	3,179	(1,660)
Income (loss) before income taxes	75,622	22,782
Provision (benefit) for income taxes	(176)	(7,344)
Net income (loss)	75,798	30,126
Net income (loss) attributable to noncontrolling interests	9,269	4,996
Net income (loss) attributable to Moelis & Company	$66,529	$25,130
Weighted-average shares of Class A common stock outstanding
Basic	60,932,966	52,666,457
Diluted	66,360,217	57,092,982
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.09	$0.48
Diluted	$1.00	$0.44

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$75,798	$30,126
Foreign currency translation adjustment, net of tax	(744)	(1,630)
Other comprehensive income (loss)	(744)	(1,630)
Comprehensive income (loss)	75,054	28,496
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,180	4,670
Comprehensive income (loss) attributable to Moelis & Company	$65,874	$23,826

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$75,798	$30,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	3,149	518
Depreciation and amortization	1,449	1,199
Equity-based compensation	50,963	38,255
Deferred tax provision	21,245	(6,723)
Other	(2,615)	2,099
Changes in assets and liabilities:
Accounts receivable	14,401	5,565
Accrued and other receivables	(32,589)	(1,899)
Prepaid expenses and other assets	(587)	117
Deferred compensation	(3,660)	(4,925)
Compensation payable	(160,178)	(150,260)
Accounts payable, accrued expenses and other liabilities	1,969	9,454
Deferred revenue	5,409	1,439
Dividends received	2,279	1,942
Net cash provided by (used in) operating activities	(22,967)	(73,093)
Cash flows from investing activities
Purchase of investments	(78,723)	(28,152)
Proceeds from sales of investments	173,046	181,249
Note payments received from employees	70	—
Purchase of equipment and leasehold improvements	(3,539)	(13,139)
Net cash provided by (used in) investing activities	90,854	139,958
Cash flows from financing activities
Dividends and distributions	(39,685)	(88,689)
Proceeds from exercise of stock options	—	11,819
Treasury stock purchases	(74,211)	(31,636)
Net cash provided by (used in) financing activities	(113,896)	(108,506)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(792)	(2,176)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(46,801)	(43,817)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$156,483	$124,755
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$1,913	$1,560
Other non-cash activity
Cumulative effect adjustment upon adoption of ASU 2016-13	$—	$364
Dividend equivalents issued	$5,131	$12,125
Class A Partnership Units or other equity converted into Class A Common Stock	$3,903	$786
Forfeiture of fully-vested Group LP units or other equity units	$25	$96

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	528	104	(107,836)	872,791	(324,556)	1,432	(49,000)	393,463
Net income (loss)	—	—	—	—	—	—	—	25,130	—	4,996	30,126
Equity-based compensation	3,581,294	—	—	36	—	—	38,189	—	—	30	38,255
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,304)	(326)	(1,630)
Dividends declared ($1.26 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	12,125	(79,391)	—	(21,423)	(88,689)
Treasury Stock Purchases	—	—	(869,779)	—	—	(31,636)	—	—	—	—	(31,636)
Exercise of Stock options	721,484	—	—	7	—	—	11,812	—	—	—	11,819
Equity-based payments to non-employees	—	—	—	—	—	—	158	—	—	—	158
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of March 31, 2020	57,076,395	10,397,915	(3,627,337)	$571	$104	$(139,472)	$933,094	$(378,817)	$128	$(63,052)	$352,556

See notes to the condensed consolidated financial statements (unaudited).

1. ORGANIZATION AND BASIS OF PRESENTATION

Moelis & Company and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) is a leading global investment bank, incorporated in Delaware. Prior to the Company’s Initial Public Offering (“IPO”), the business operated as a Delaware limited partnership that commenced operations during 2007. Following the IPO, the operations are owned by Moelis & Company Group LP (“Group LP”), a U.S. Delaware limited partnership, and Group LP is controlled by Moelis & Company. Moelis & Company’s shareholders are entitled to receive a portion of Group LP’s economics through their direct ownership interests in shares of Class A common stock of Moelis & Company. The noncontrolling interest owners of Group LP (not Moelis & Company) receive economics of the operations primarily through their ownership interests in Group LP partnership units.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting —The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2021 and 2020, is presented below.

	March 31,
	2021	2020
Cash	$97,899	$38,975
Cash equivalents	57,503	85,183
Restricted cash	1,081	597
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$156,483	$124,755

Additionally, as of December 31, 2020, the Company held cash of $83,472 and cash equivalents of $119,005.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2021 and December 31, 2020 were $21,774 and $19,603 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $204 and $188 for the three months ended March 31, 2021 and 2020, respectively.

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

The following tables summarize credit loss allowance activity for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$3,577	$198	$3,775
Charge-offs	(741)	—	(741)
Recoveries	(1,126)	—	(1,126)
Reduction to allowance	(1,867)	—	(1,867)
Provision for credit losses	4,253	22	4,275
Allowance for credit losses, ending balance	$5,963	$220	$6,183

	Three Months Ended March 31, 2020
	Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,088	$—	$4,088
Adjustment for adoption of ASU 2016-13	260	199	459
Allowance for Credit Losses, adjusted beginning balance	4,348	199	4,547
Charge-offs	(1,289)	—	(1,289)
Recoveries	(724)	(26)	(750)
Reduction to allowance	(2,013)	(26)	(2,039)
Provision for credit losses	1,216	52	1,268
Allowance for credit losses, ending balance	$3,551	$225	$3,776

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

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest level of observability) based on inputs:

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

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost is based on its grant-date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award’s grant-date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

The Company has a retirement plan whereby a retiring employee generally will not forfeit certain qualifying incentive RSUs granted during employment if at retirement the employee meets certain requirements. For qualifying awards, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2021 and 2020, no such amounts were recorded.

The Company recognizes excess tax benefits and deficiencies as income tax benefits or expenses in the condensed consolidated statement of operations. These are reflected in accounts payable, accrued expenses and other liabilities within the condensed consolidated statement of cash flows.

Effective January 1, 2021, the Company adopted Accounting Standards Update No. 2019-12, “Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain rule exceptions to simplify accounting for income taxes. ASU 2019-12 has been incorporated into our provision for income taxes calculation and does not have a material impact to our overall income taxes.

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

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2021	2020
Office equipment	$13,286	$13,267
Furniture and fixtures	10,529	10,409
Leasehold improvements	36,548	36,286
Construction in progress	18,078	14,943
Total	78,441	74,905
Less accumulated depreciation and amortization	(26,374)	(24,928)
Equipment and leasehold improvements, net	$52,067	$49,977

Depreciation and amortization expenses for fixed assets totaled $1,449 and $1,199 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there were $2,493 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 and $0 for the three months ended March 31, 2021 and 2020, respectively, and was recorded within communication, technology and information services on the condensed consolidated statement of operations.

5. INVESTMENTS

Fair value investments are contained within the balance of investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest level of observability) based on inputs:

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

The estimated fair values of money market securities and U.S. Treasury instruments are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months. The Company considers these securities to be risk free and does not reserve for expected credit losses on these treasury investments. See Note 2 for further information on the Company’s fair value hierarchy.

The Company’s methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the levels of the fair value hierarchy into which the Company’s financial assets fall as of March 31, 2021:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$17,000	$—	$17,000	$—
Money market securities	40,503	—	40,503	—
Investments
U.S. treasury instruments	72,262	—	72,262	—
Total financial assets	$129,765	$—	$129,765	$—

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $72,258 as of March 31, 2021.

The Company holds investments in the sponsors (collectively referred to herein as “Atlas Crest Sponsors”) of Atlas Crest Investment Corp. (“Atlas Crest I”), Atlas Crest Investment Corp. II (“Atlas Crest II”), Atlas Crest Investment Corp. III (“Atlas Crest III”), Atlas Crest Investment Corp. IV (“Atlas Crest IV”) and Atlas Crest Investment Corp. V (“Atlas Crest V”), each a special purpose acquisition company (“SPAC”) (each an “Atlas Crest Entity” and collectively, the “Atlas Crest Entities”). The Company’s Chief Executive Officer, Kenneth Moelis, is a founding member and the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. During 2020, the Company invested $887 into the sponsor of Atlas Crest I. During 2021, the Company invested $660, $2,788, $1,960, and $1,132 in the sponsors of Atlas Crest II, Atlas Crest III, Atlas Crest IV, and Atlas Crest V, respectively. These investments in the Atlas Crest Sponsors are recorded at cost and included in investments on the consolidated statement of financial condition. As of March 31, 2021, and December 31, 2020, the aggregate investment balance of the Atlas Crest Sponsors was $7,427 and $887, respectively.

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

For the three months ended March 31, 2020, unrealized losses of $25 were recognized in other income and expenses on the condensed consolidated statement of operations related to common stock held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $172,640 as of December 31, 2020.

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

On February 17, 2021 and February 19, 2020, Moelis Australia declared dividends, of which the Company received $2,279 and $1,942 on March 4, 2021 and March 4, 2020, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in Moelis Australia by $2,279 and $1,942, respectively.

The balances of the Company’s equity method investment as of March 31, 2021 and December 31, 2020 were $38,754 and $38,143, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2021		2020
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$66,529		$25,130
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$66,529		$25,130
Denominator:
Weighted average shares of Class A common stock outstanding—basic	60,932,966		52,666,457
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	5,427,251	(b)	4,426,525	(b)
Weighted average shares of Class A common stock outstanding—diluted	66,360,217		57,092,982
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.09		$0.48
Diluted	$1.00		$0.44

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)

Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 74,625,284 and 70,051,004 for the three months ended March 31, 2021 and 2020, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2021 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b)

Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. The additional weighted average amount of RSUs that would have been included in the treasury stock method calculation if the effect were dilutive would have been 1,539 and 1,613,603 units for the three months ended March 31, 2021 and 2020, respectively.

7. EQUITY-BASED COMPENSATION

Pre-IPO Partnership Units

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

The Company recognized compensation expenses of $0 and $30 for the three months ended March 31, 2021 and 2020, respectively, in relation to these pre-IPO partnership units.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners, senior advisors and consultants. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock-based awards (including partnership interests that are exchangeable into stock upon satisfaction of certain conditions) and cash awards.

Restricted Stock Units (RSUs) and Other Stock-based Awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2021 and 2020, the Company recognized expense of $50,963 and $38,225, respectively, in relation to these awards.

The following table summarizes activity related to RSUs and other stock-based awards for the three months ended March 31, 2021 and 2020.

	RSUs and Other Stock-based Awards
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,742,695	$41.45	8,414,130	$42.19
Granted	3,100,355	54.74	3,585,725	37.93
Forfeited	(34,974)	48.44	(48,512)	37.00
Vested	(3,689,539)	42.86	(2,894,992)	38.67
Unvested Balance at March 31,	8,118,537	$46.43	9,056,351	$41.53

As of March 31, 2021, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $221,171. The weighted-average period over which this compensation expense is expected to be recognized at March 31, 2021 is 2.2 years.

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

The following table summarizes activity related to stock options for the three months ended March 31, 2020:

	Stock Options Outstanding
	2020
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95
Exercises	(722,034)	15.95
Forfeitures or expirations	—	—
Outstanding at March 31,	6,500	$15.95

For the three months ended March 31, 2021 and 2020, the Company recognized no expenses in relation to these stock options. As of April 2020, no stock options remain outstanding.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $73,601 as of March 31, 2021.

8. STOCKHOLDERS EQUITY

Class A Common Stock

In April 2014, the Company issued 15,263,653 shares of Class A common stock in connection with the IPO and reorganization. Since its IPO, the Company has conducted several offerings of Class A common stock in order to facilitate organized liquidity and increase the public float of its Class A common stock. The aggregate increase to Class A common stock as a result of such offerings was 24,923,349 shares. The Company did not retain any proceeds from the sale of its Class A common stock.

As of March 31, 2021, there were 66,648,561 shares of Class A common stock issued, 5,323,017 shares of treasury stock, and 61,325,544 shares outstanding, and as of December 31, 2020, there were 61,986,927 shares of Class A common stock issued, 3,959,083 shares of treasury stock, and 58,027,844 shares outstanding. The changes in Class A common stock are due primarily to the IPO, offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of March 31, 2021, and December 31, 2020, 4,899,457 and 5,948,750 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2021 and 2020, the Company repurchased 1,363,934 and 869,779 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $74,211 and $31,636, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2021 and 2020.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2021 and December 31, 2020, partners held 7,855,398 and 8,508,857 Group LP partnership units, respectively, representing an 11% and 13% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 61,325,544 shares of Class A common stock outstanding at March 31, 2021 (58,027,844 as of December 31, 2020), represents the controlling interest.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes —As of March 31, 2021, there were $319 of unsecured promissory notes from employees held by the Company (December 31, 2020: $389). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 3.00% to 4.00%. During the three months ended March 31, 2021 and 2020, the Company received $70 and $0 of principal repayments and recognized interest income of $5 and $2, on such notes, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $57 and $110 for the three months ended March 31, 2021 and 2020, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2021 and December 31, 2020, the Company had no balances due from Moelis Asset Management LP.

Affiliated SPACs—During 2020, the Company began providing office space, secretarial, administrative and other corporate services for a fee of $10 a month to Atlas Crest I. In February 2021, the Company began providing these services to Atlas Crest II and is expected to begin providing these services to the other Atlas Crest Entities upon consummation of their initial public offerings, in each case for a fee of $10 per month. For the three months ended March 31, 2021, these fees totaled $50. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of March 31, 2021 and December 31, 2020, the Company had no balance due from the Atlas Crest Entities or their sponsors.

In addition to the Company’s investments in the Atlas Crest Sponsors (described further in Note 5), the Company’s Executive Officers have a material, non-majority investment in the Atlas Crest Sponsors.

Moelis Australia —As of March 31, 2021 and December 31, 2020, the Company had a balance of $5 due to Moelis Australia which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from Moelis Australia for advisory services performed as well as billable expenses incurred by the Company on behalf of Moelis Australia during the period. The relationship between the Company and Moelis Australia is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 for each of the three months ended March 31, 2021 and 2020, respectively.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At March 31, 2021, Moelis U.S. had net capital of $101,232, which was $100,982 in excess of its required net capital. At December 31, 2020, Moelis U.S. had net capital of $96,800 which was $96,550 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have exceeded their local capital adequacy requirements at March 31, 2021.

11. COMMITMENTS AND CONTINGENCIES

Bank Line of Credit — In April 2020, the Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2021. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2022.

Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the credit facility.

As of March 31, 2021, the Company’s available credit under this facility was $60,507 as a result of the issuance of an aggregate amount of $4,493 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

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

	Three Months Ended
	March 31,
($ in thousands)	2021		2020
Supplemental Income Statement Information:

Operating lease cost	$7,154		$6,365

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$5,980		$5,299

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$321		$2,414

Other Information
Weighted-average remaining lease term - operating leases	13.69	years	13.82	years
Weighted-average discount rate - operating leases		3.52%		3.53%

The future sublease income and maturities of our operating lease liabilities as of March 31, 2021, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2021	$(689)	$14,323
2022	(919)	24,214
2023	(919)	20,971
2024	(919)	19,085
2025	(459)	16,326
Thereafter	-	177,587
Total Payments	$(3,905)	$272,506

Less: Tenant improvement allowances		(18,440)
Less: Present value adjustment		(60,190)
Total		$193,876

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2021 and 2020, in the amounts of $715 and $696, respectively.

13. INCOME TAXES

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for certain other foreign, state, and local taxes (for example, the New York City unincorporated business tax (“UBT”)). In addition, the Company is subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provisions for income taxes and effective tax rates were a benefit of $176 and (0.2%) and a benefit of $7,344 and (32.2%), for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2021 and 2020 were $17,542 and $7,337, respectively.

There was an exchange of Class A partnership units for Class A common stock in February 2021 that resulted in an increase to our deferred tax asset related to a step-up in the tax basis in Group LP assets. Approximately $19,392 of the increase to this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $16,483) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Three Months Ended March 31,
	2021	2020
Revenues:
United States	$206,252	$129,185
Europe	43,716	16,256
Rest of World	13,898	8,265
Total	$263,866	$153,706

	March 31,	December 31,
	2021	2020
Assets:
United States	$899,075	$1,012,831
Europe	87,404	78,470
Rest of World	84,618	105,143
Total	$1,071,097	$1,196,444

As of March 31, 2021, and December 31, 2020, the Company had deferred revenues of $8,105 and $2,692, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2021, $1,682 of revenues were recognized from the opening balance of deferred revenues.

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

15. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company declared a special dividend of $2.00 per share in addition to a regular quarterly dividend of $0.55 per share. The $2.55 per share will be paid on June 18, 2021 to shareholders of record as of May 10, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements and Certain Factors that May Affect Our Business

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements You can identify these forward looking statements by the use of words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events You should consider the numerous risks outlined under “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q.

Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward looking statements. You should not rely upon forward looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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

As of March 31, 2021, we served our clients globally with 613 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2021 and 2020, referenced throughout this Form 10-Q was obtained from Refinitiv, formerly known as Thomson Financial as of April 5, 2021, and April 4, 2020.

For the first three months of 2021, we earned revenues of $263.9 million compared with $153.7 million earned during the same period in 2020. This represents an increase of 72% year over year and compares favorably with an 18% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our team of investment banking professionals continues to be very active, providing high quality advice to a growing number of clients around the globe. In the fourth quarter of 2020 the global M&A market experienced the strongest quarter of announced transactions in history. The same elevated pace of announcements continued into 2021, starting the year with a very robust environment for deal announcements. This strong activity should allow for a positive M&A environment in the near to intermediate term. As a result, our M&A activity for both strategics and financial sponsors remains elevated versus the prior year. While the health of the global economy has improved dramatically since last year, our restructuring activity continues to be steady as companies in certain parts of the economy are continuing to experience ongoing financial issues as a result of the business disruption caused by COVID-19. In addition, the record levels of corporate debt issued in the past year should also provide a solid level of restructuring activity over the longer-term. Combined with our growing capital markets business, which benefits from our SPAC expertise, we believe we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

Our talented employees have adapted to the work from home environment caused by COVID-19. We believe that while COVID-19 may continue to add uncertainty to the business environment, our Firm remains well positioned due to our business continuity planning, experienced management team, and focused client coverage.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
($ in thousands)	2021	2020	Variance
Revenues	$263,866	$153,706	72%
Expenses:
Compensation and benefits	156,499	95,120	65%
Non-compensation expenses	34,924	34,144	2%
Total operating expenses	191,423	129,264	48%
Operating income (loss)	72,443	24,442	196%
Other income and (expenses)	3,179	(1,660)	N/M
Income (loss) before income taxes	75,622	22,782	232%
Provision (benefit) for income taxes	(176)	(7,344)	-98%
Net income (loss)	$75,798	$30,126	152%

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

Three Months Ended March 31, 2021 versus 2020

Revenues were $263.9 million for the three months ended March 31, 2021 as compared with $153.7 million for the same period in 2020, representing an increase of 72%. The increase in revenues was primarily driven by greater transaction completions as compared to the prior year period.

For the three months ended March 31, 2021 and 2020, the number of fee-paying clients increased to 178 clients from 117 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million increased to 68 clients from 39 clients for the same period of 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2021	2020	Variance
Expenses:
Compensation and benefits	$156,499	$95,120	65%
% of revenues	59%	62%
Non-compensation expenses	$34,924	$34,144	2%
% of revenues	13%	22%
Total operating expenses	$191,423	$129,264	48%
% of revenues	73%	84%

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

Three Months Ended March 31, 2021 versus 2020

Operating expenses were $191.4 million for the three months ended March 31, 2021 and represented 73% of revenues, compared with $129.3 million for the same period in 2020 which represented 84% of revenues. The increase in operating expenses was primarily driven by higher compensation and benefits expenses associated with greater revenues.

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

Three Months Ended March 31, 2021 versus 2020

For the three months ended March 31, 2021, compensation related expenses of $156.5 million represented 59% of revenues, compared with $95.1 million which represented 62% of revenues in the prior year period. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues as compared to the prior year period.

Non-Compensation Expenses

Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses.

Historically (prior to COVID-19), our non-compensation expenses have increased as we have increased headcount which results from growing our business. This trend may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Three Months Ended March 31, 2021 versus 2020

For the three months ended March 31, 2021, non‑compensation expenses of $34.9 million represented 13% of revenues, compared with $34.1 million which represented 22% of revenues in the prior year period. The marginal increase is primarily related to increased transaction related costs associated with certain revenues, partially offset by decreased travel and other business development expenses related to COVID-19 social distancing restrictions.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2021 versus 2020

Other income and expenses were income of $3.2 million and expense of $1.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase in other income and expenses is primarily related to the Company’s share of earnings from its investment in Moelis Australia.

Provision for Income Taxes

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for certain foreign, state and local income taxes (for example, the New York City unincorporated business tax (“UBT”)). The Company is subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Three Months Ended March 31, 2021 versus 2020

The Company’s provision for income taxes and effective tax rates were a benefit of $0.2 million and (0.2%) and a benefit of $7.3 million and (32.2%), for the three months ended March 31, 2021 and 2020, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2021 and December 31, 2020, the Company had cash equivalents of $57.5 million and $119.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of March 31, 2021 and December 31, 2020, the Company had cash of $97.9 million and $83.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2021 and December 31, 2020, the Company held $72.3 million and $172.7 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2021 and December 31, 2020 accounts receivable were $71.8 million and $89.3 million, respectively, net of allowances of $6.2 million and $3.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. Unless the lender issues a notice of termination at least 60 days prior to the maturity date of June 30, 2021, this facility will automatically extend to June 30, 2022. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2021, the Company had no borrowings under the credit facility.

As of March 31, 2021, the Company’s available credit under this facility was $60.5 million as a result of the issuance of an aggregate amount of $4.5 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

The Board of Directors of Moelis & Company declared a special dividend of $2.00 per share in addition to a regular quarterly dividend of $0.55 per share. The $2.55 per share will be paid on June 18, 2021 to Class A common shareholders of record on May 10, 2021. During the three months ended March 31, 2021 the Company paid aggregate dividends of $0.55 per share.

In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. This new authorization replaced the former repurchase program and the remaining authorization under the program was eliminated. During the three months ended March 31, 2021 and 2020, the Company repurchased 1,363,934 and 869,779 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $73.6 million as of March 31, 2021.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of March 31, 2021 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended
($ in thousands)	2021	2020
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$75,798	$30,126
Non-cash charges	74,191	35,348
Other operating activities	(172,956)	(138,567)
Total operating activities	(22,967)	(73,093)
Investing Activities	90,854	139,958
Financing Activities	(113,896)	(108,506)
Effect of exchange rate changes	(792)	(2,176)
Net increase (decrease) in cash	(46,801)	(43,817)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$156,483	$124,755

Three months ended March 31, 2021

Cash, cash equivalents and restricted cash were $156.5 million at March 31, 2021, a decrease of $46.8 million from $203.3 million at December 31, 2020. Operating activities resulted in a net outflow of $23.0 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $90.9 million primarily attributable to cash inflows for net sales of investments. Financing activities resulted in a net outflow of $113.9 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

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

Contractual Obligations

As of March 31, 2021, the Company has a total payable of $324.1 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $2.8 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first three months of 2021.

Additionally, the Company has contractual obligations related to its leases for corporate office space and an aircraft. Please see Note 11 to the condensed consolidated financial statements for details regarding when these obligations are due.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2021 and 2020, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of $0.7 million and $1.6 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2021 and 2020, no such amounts were recorded.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("SEC").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
January 1 - January 31	—	$—	—	$75.2 million
February 1 - February 28	1,279,818	54.42	29,938	73.6 million
March 1 - March 31	84,116	54.22	—	73.6 million
Total	1,363,934	$54.41	29,938	$73.6 million
(1)	Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

10.1	Master Services Agreement, dated April 28, 2021 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of April, 2021.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer