Form 10-Q
period 2021-06-30
Moelis & Co
filed 2021-07-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, there were 61,008,468 shares of Class A common stock, par value $0.01 per share, and 4,852,219 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$196,451	$202,477
Restricted cash	1,077	807
Receivables:
Accounts receivable, net of allowance for credit losses of $4,354 and $3,775 as of June 30, 2021 and December 31, 2020, respectively	72,212	89,297
Accrued and other receivables	27,489	11,916
Total receivables	99,701	101,213
Deferred compensation	15,979	12,004
Investments	130,369	211,826
Right-of-use assets	167,865	177,069
Equipment and leasehold improvements, net	56,992	49,977
Deferred tax assets	421,384	424,345
Prepaid expenses and other assets	18,196	16,726
Total assets	$1,108,014	$1,196,444
Liabilities and Equity
Compensation payable	$187,358	$220,058
Accounts payable, accrued expenses and other liabilities	7,391	25,026
Amount due pursuant to tax receivable agreement	324,620	307,581
Deferred revenue	11,586	2,692
Lease liabilities	192,266	196,614
Total liabilities	723,221	751,971
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 66,740,855 issued and 61,008,468 outstanding at June 30, 2021; 1,000,000,000 authorized, 61,986,927 issued and 58,027,844 outstanding at December 31, 2020)	667	620
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,852,219 issued and outstanding at June 30, 2021; 1,000,000,000 authorized, 5,948,750 issued and outstanding at December 31, 2020)	49	59
Treasury stock, at cost; 5,732,387 and 3,959,083 shares as of June 30, 2021 and December 31, 2020, respectively	(248,093)	(152,170)
Additional paid-in-capital	1,152,104	1,052,322
Retained earnings (accumulated deficit)	(493,485)	(420,682)
Accumulated other comprehensive income (loss)	954	(201)
Total Moelis & Company equity	412,196	479,948
Noncontrolling interests	(27,403)	(35,475)
Total equity	384,793	444,473
Total liabilities and equity	$1,108,014	$1,196,444

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$360,907	$159,938	$624,773	$313,644
Expenses
Compensation and benefits	214,017	149,616	370,516	244,736
Occupancy	6,689	7,673	14,384	14,904
Professional fees	5,802	5,195	11,801	9,431
Communication, technology and information services	8,216	7,563	16,875	15,955
Travel and related expenses	2,870	1,548	4,480	9,492
Depreciation and amortization	1,637	1,076	3,086	2,275
Other expenses	3,458	4,419	12,970	9,561
Total expenses	242,689	177,090	434,112	306,354
Operating income (loss)	118,218	(17,152)	190,661	7,290
Other income and (expenses)	2,762	(3,277)	5,941	(4,937)
Income (loss) before income taxes	120,980	(20,429)	196,602	2,353
Provision (benefit) for income taxes	27,778	(11,385)	27,602	(18,729)
Net income (loss)	93,202	(9,044)	169,000	21,082
Net income (loss) attributable to noncontrolling interests	13,861	(3,312)	23,130	1,684
Net income (loss) attributable to Moelis & Company	$79,341	$(5,732)	$145,870	$19,398
Weighted-average shares of Class A common stock outstanding
Basic	63,150,538	56,130,614	62,102,403	54,449,690
Diluted	67,554,777	56,130,614	67,147,825	58,362,500
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.26	$(0.10)	$2.35	$0.36
Diluted	$1.17	$(0.10)	$2.17	$0.33

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$93,202	$(9,044)	$169,000	$21,082
Foreign currency translation adjustment, net of tax	2,042	(95)	1,298	(1,725)
Other comprehensive income (loss)	2,042	(95)	1,298	(1,725)
Comprehensive income (loss)	95,244	(9,139)	170,298	19,357
Less: Comprehensive income (loss) attributable to noncontrolling interests	14,093	(3,329)	23,273	1,341
Comprehensive income (loss) attributable to Moelis & Company	$81,151	$(5,810)	$147,025	$18,016

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$169,000	$21,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,301	1,576
Depreciation and amortization	3,086	2,275
Equity-based compensation	80,004	67,634
Deferred tax provision	24,206	(16,266)
Other	(5,433)	5,819
Changes in assets and liabilities:
Accounts receivable	15,614	(2,733)
Accrued and other receivables	(14,679)	(151)
Prepaid expenses and other assets	(2,797)	(378)
Deferred compensation	(3,988)	(1,878)
Compensation payable	(32,221)	(77,887)
Accounts payable, accrued expenses and other liabilities	(13,411)	166
Deferred revenue	8,897	1,644
Dividends received	2,279	1,942
Net cash provided by (used in) operating activities	231,858	2,845
Cash flows from investing activities
Purchase of investments	(116,802)	(129,934)
Proceeds from sales of investments	201,834	202,478
Notes issued to employees	—	(200)
Note payments received from employees	70	—
Purchase of equipment and leasehold improvements	(10,101)	(21,658)
Net cash provided by (used in) investing activities	75,001	50,686
Cash flows from financing activities
Dividends and distributions	(218,334)	(105,770)
Proceeds from exercise of stock options	—	11,923
Treasury stock purchases	(95,923)	(32,402)
Net cash provided by (used in) financing activities	(314,257)	(126,249)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,642	(2,183)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,756)	(74,901)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$197,528	$93,671
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$24,464	$1,628
Other non-cash activity
Cumulative effect adjustment upon adoption of ASU 2016-13	$—	$364
Dividend equivalents issued	$28,209	$14,621
Class A Partnership Units or other equity converted into Class A Common Stock	$4,109	$5,725
Forfeiture of fully-vested Group LP units or other equity units	$25	$96

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580
Net income (loss)	—	—	—	—	—	—	—	79,341	—	13,861	93,202
Equity-based compensation	45,056	—	—	—	—	—	27,699	—	—	1,342	29,041
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,810	232	2,042
Dividends declared ($2.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	23,078	(179,660)	—	(22,067)	(178,649)
Treasury Stock Purchases	—	—	(409,370)	—	—	(21,712)	—	—	—	—	(21,712)
Equity-based payments to non-employees	—	—	—	—	—	—	83	—	—	—	83
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	47,238	(47,238)	—	1	—	—	39	—	—	166	206
Balance as of June 30, 2021	66,740,855	4,852,219	(5,732,387)	$667	$49	$(248,093)	$1,152,104	$(493,485)	$954	$(27,403)	$384,793

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

•
Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.

•
An equity method investment in MA Financial Group Limited (previously known as Moelis Australia Limited) (“MA Financial”), a public company listed on the Australian Securities Exchange

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2021 and 2020, is presented below.

	June 30,
	2021	2020
Cash	$146,878	$26,724
Cash equivalents	49,573	66,226
Restricted cash	1,077	721
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$197,528	$93,671

Additionally, as of December 31, 2020, the Company held cash of $83,472 and cash equivalents of $119,005.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2021 and December 31, 2020 were $30,326 and $19,603 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $176 and $198 for the three months ended June 30, 2021 and 2020, respectively, and $380 and $386 for the six months ended June 30, 2021 and 2020, respectively.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$5,963	$220	$6,183	$3,551	$225	$3,776
Charge-offs, foreign currency translation and other adjustments	19	—	19	(127)	—	(127)
Recoveries	(3,765)	—	(3,765)	(512)	—	(512)
Reduction to allowance	(3,746)	—	(3,746)	(639)	—	(639)
Provision for credit losses	1,831	86	1,917	1,595	(25)	1,570
Allowance for credit losses, ending balance	$4,048	$306	$4,354	$4,507	$200	$4,707

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$3,577	$198	$3,775	$4,088	$—	$4,088
Adjustment for adoption of ASU 2016-13	—	—	—	260	199	459
Allowance for Credit Losses, adjusted beginning balance	3,577	198	3,775	4,348	199	4,547
Charge-offs, foreign currency translation and other adjustments	(722)	—	(722)	(1,416)	—	(1,416)
Recoveries	(4,891)	—	(4,891)	(1,236)	(26)	(1,262)
Reduction to allowance	(5,613)	—	(5,613)	(2,652)	(26)	(2,678)
Provision for credit losses	6,084	108	6,192	2,811	27	2,838
Allowance for credit losses, ending balance	$4,048	$306	$4,354	$4,507	$200	$4,707

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2021 and 2020, no such amounts were recorded.

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

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2021	2020
Office equipment	$15,317	$13,267
Furniture and fixtures	13,566	10,409
Leasehold improvements	56,228	36,286
Construction in progress	—	14,943
Total	85,111	74,905
Less accumulated depreciation and amortization	(28,119)	(24,928)
Equipment and leasehold improvements, net	$56,992	$49,977

Depreciation and amortization expenses for fixed assets totaled $1,637 and $1,076 for the three months ended June 30, 2021 and 2020, respectively, and $3,086 and $2,275 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there were $2,371 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 and $14 for the three months ended June 30, 2021 and 2020, respectively, and $244 and $14 for the six months ended June 30, 2021 and 2020, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statement of operations.

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

The Company’s financial assets, recorded at fair value on a recurring basis, as of June 30, 2021 have been categorized based upon the fair value hierarchy, described above, as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Money market securities	$49,573	$—	$49,573	$—
Investments
U.S. treasury instruments	84,253	—	84,253	—
Total financial assets	$133,826	$—	$133,826	$—

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $84,258 as of June 30, 2021.

The Company made investments in the sponsors (collectively referred to herein as “Atlas Crest Sponsors”) of several Atlas Crest Investment Corp. entities, each a special purpose acquisition company (“SPAC”) (each an “Atlas Crest Entity” and collectively, the “Atlas Crest Entities”). The Company’s Chief Executive Officer, Kenneth Moelis, is the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. The investments in the Atlas Crest Sponsors are recorded at cost and included in investments on the consolidated statement of financial condition. As of June 30, 2021, and December 31, 2020, the aggregate investment balance of the Atlas Crest Sponsors was $4,720 and $887, respectively.

The Company's financial assets, recorded at fair value on a recurring basis, as of December 31, 2020 have been categorized based upon the fair value hierarchy described above, as follows:

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

Equity-method investments are contained within the balance of investments on the Company’s condensed consolidated statements of financial condition. On April 1, 2010, the Company entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia Holdings PTY Limited consummated their initial public offering and is listed on the Australian Securities Exchange as MA Financial Group Limited (ASX: MAF). As a result of the offering, the Company’s ownership interest in MA Financial was diluted and continues to be accounted for under the equity method of accounting.

On February 17, 2021 and February 19, 2020, MA Financial declared dividends, of which the Company received $2,279 and $1,942 on March 4, 2021 and March 4, 2020, respectively. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in MA Financial by $2,279 and $1,942, respectively.

During the three and six months ended June 30, 2021, the Company recognized gains of $1,831 and $2,334, respectively, related to share issuances by MA Financial for an employee compensation plan. The shares were issued at fair values greater than the carrying values of the ownership interests held, resulting in dilution gains, which were recorded in other income on the consolidated statement of operations.

The balances of the Company’s equity method investment as of June 30, 2021 and December 31, 2020 were $41,371 and $38,143, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2021 and 2020 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2021		2020		2021		2020
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$79,341		$(5,732)		$145,870		$19,398
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$79,341		$(5,732)		$145,870		$19,398
Denominator:
Weighted average shares of Class A common stock outstanding—basic	63,150,538		56,130,614		62,102,403		54,449,690
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	4,404,239	(b)	—	(b)(c)	5,045,422	(b)	3,912,810	(b)
Weighted average shares of Class A common stock outstanding—diluted	67,554,777		56,130,614		67,147,825		58,362,500
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.26		$(0.10)		$2.35		$0.36
Diluted	$1.17		$(0.10)		$2.17		$0.33

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 75,378,510 and 67,805,780 for the three months ended June 30, 2021 and 2020, respectively, and 75,195,393 and 70,679,094 for the six months ended June 30, 2021 and 2020, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2021 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2021 and 2020, there were 0 and 2,647,641 RSUs, respectively, that would have been included in the treasury stock method calculation if the effect were dilutive and 121 and 2,038,792 RSUs for the six months ended June 30, 2021 and 2020, respectively.

(c) The Company had a loss for the three months ended June 30, 2020, resulting in antidilution when additional shares of the Company’s Class A common stock are assumed issued pursuant to the treasury stock method. As a result, there were 2,978,213 shares per the treasury stock method related to unvested RSUs that were excluded from the denominator in the calculation of diluted net income (loss) per share for the three months ended June 30, 2020. If such shares were included, diluted Class A common stock outstanding would be 59,108,827 for the three months ended June 30, 2020.

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

The Company recognized compensation expenses of $0 and $9 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $0 and $39 for the six months ended June 30, 2021 and June 30, 2020, respectively, in relation to these pre-IPO partnership units.

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

Restricted Stock Units (RSUs) and Other Stock-based Awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2021 and 2020, the Company recognized expense of $29,041 and $29,368, respectively, and $80,004 and $67,595 for the six months ended June 30, 2021 and 2020, respectively, in relation to these awards.

The following table summarizes activity related to RSUs and other stock-based awards for the six months ended June 30, 2021 and 2020.

	RSUs and Other Stock-based Awards
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,742,695	$41.45	8,414,130	$42.19
Granted	3,686,777	54.78	3,751,547	37.76
Forfeited	(210,651)	46.66	(79,016)	38.96
Vested	(3,846,359)	42.98	(3,069,143)	38.74
Unvested Balance at June 30,	8,372,462	$46.58	9,017,518	$41.45

As of June 30, 2021, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $192,438. The weighted-average period over which this compensation expense is expected to be recognized at June 30, 2021 is 1.9 years.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2020:

	Stock Options Outstanding
	2020
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95
Exercises	(728,534)	15.95
Forfeitures or expirations	—	—
Outstanding at June 30,	—	$—

For the three and six months ended June 30, 2021 and 2020, the Company recognized no expense in relation to these stock options. As of April 2020, no stock options remain outstanding.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $52,823 as of June 30, 2021.

In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date.

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

As of June 30, 2021, there were 66,740,855 shares of Class A common stock issued, 5,732,387 shares of treasury stock, and 61,008,468 shares outstanding, and as of December 31, 2020, there were 61,986,927 shares of Class A common stock issued, 3,959,083 shares of treasury stock, and 58,027,844 shares outstanding. The changes in Class A common stock are due primarily to the IPO, offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2021, and December 31, 2020, 4,852,219 and 5,948,750 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO, offering transactions, and Class B conversions described above.

Treasury Stock

During the six months June 30, 2021 and 2020, the Company repurchased 1,773,304 and 894,398 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $95,923 and $32,402, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2021 and 2020.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2021 and December 31, 2020, partners held 7,808,160 and 8,508,857 Group LP partnership units, respectively, representing an 11% and 13% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 61,008,468 shares of Class A common stock outstanding at June 30, 2021 (58,027,844 as of December 31, 2020), represents the controlling interest.

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

For the three months ended June 30, 2021 and 2020, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively, and $648 and $648 for the six months ended June 30, 2021 and 2020, respectively.

Promissory Notes —As of June 30, 2021, there were $319 of unsecured promissory notes from employees held by the Company (December 31, 2020: $389). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 3.00% to 4.00%. During each of the six months ended June 30, 2021 and 2020, the Company received $70 and $0 of principal repayments and recognized interest income of $8 and $4, on such notes, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $54 and $64 for the three months ended June 30, 2021 and 2020, respectively, and $111 and $174 for the six months ended June 30, 2021 and 2020, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2021 and December 31, 2020, the Company had no balances due from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative and other corporate services to certain Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their initial public offerings, in each case for a fee of $10 per month. For the three and six months ended June 30, 2021, these fees totaled $60 and $110, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of June 30, 2021, and December 31, 2020, the Company had no balance due from the Atlas Crest Entities or their sponsors.

In addition to the Company’s investments in the Atlas Crest Sponsors (described further in Note 5), the Company’s Executive Officers have a material, non-majority investment in the Atlas Crest Sponsors.

MA Financial —As of June 30, 2021 and December 31, 2020, the Company had a balance of $0 and $5, respectively, due to MA Financial which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from MA Financial for advisory services performed as well as billable expenses incurred by the Company on behalf of MA Financial during the period. The relationship between the Company and MA Financial is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 for each of the three and six months ended June 30, 2021 and 2020, respectively.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. At June 30, 2021, Moelis U.S. had net capital of $139,651, which was $139,401 in excess of its required net capital. At December 31, 2020, Moelis U.S. had net capital of $96,800 which was $96,550 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have exceeded their local capital adequacy requirements at June 30, 2021.

11. COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2022. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2023. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the credit facility. As of June 30, 2021, the Company’s available credit under this facility was $64,142 as a result of the issuance of an aggregate amount of $858 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

On May 24, 2021, Moelis U.S. entered into a $30,000 revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under this facility, the Company may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Unless the lender issues a notice of termination at least seven months prior to the maturity date, the maturity date will automatically extend to May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of each March, June, September and December of each calendar year. The Company had no borrowing under the credit facility and the available credit under this facility was $30,000 as of June 30, 2021.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2021		2020		2021		2020
Supplemental Income Statement Information:

Operating lease cost	$6,337		$6,651		$13,491		$13,016

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$2,280		$2,545		$8,260		$7,844

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$57		$640		$378		$3,054

Other Information
Weighted-average remaining lease term - operating leases	13.62	years	13.77	years	13.62	years	13.77	years
Weighted-average discount rate - operating leases	3.52%		3.53%		3.52%		3.53%

The future sublease income and maturities of our operating lease liabilities as of June 30, 2021, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2021	$(463)	$8,329
2022	(927)	24,273
2023	(927)	21,026
2024	(927)	19,131
2025	(463)	16,334
Thereafter	—	177,590
Total Payments	$(3,707)	$266,683

Less: Tenant improvement allowances		(16,036)
Less: Present value adjustment		(58,381)
Total		$192,266

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2021 and 2020, in the amounts of $821 and $710, respectively, and $1,536 and $1,406 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company’s provision for income tax and effective tax rate was an expense of $27,778 and 23% for the three months ended June 30, 2021, and a benefit of $11,385 compared with pre-tax operating loss of $20,429, for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the Company’s provision for income taxes were an expense of $27,602 and a benefit of $18,729, compared with pre-tax operating income of $196,602 and $2,353, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended June 30, 2021 and 2020 were $170 and $67, respectively, and $17,712 and $7,404 for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$308,271	$138,382	$514,523	$267,567
Europe	29,266	15,124	72,982	31,380
Rest of World	23,370	6,432	37,268	14,697
Total	$360,907	$159,938	$624,773	$313,644

	June 30,	December 31,
	2021	2020
Assets:
United States	$947,791	$1,012,831
Europe	68,040	78,470
Rest of World	92,183	105,143
Total	$1,108,014	$1,196,444

As of June 30, 2021, and December 31, 2020, the Company had deferred revenues of $11,586 and $2,692, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2021 and 2020, $2,190 and $1,662 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on September 17, 2021 to shareholders of record as of August 2, 2021.

In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. See Note 7 for more information on the share repurchase plan.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With 21 geographical locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of June 30, 2021, we served our clients globally with 618 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2021 and 2020, referenced throughout this Form 10-Q was obtained from Refinitiv, formerly known as Thomson Financial as of July 6, 2021, and July 6, 2020.

For the first half of 2021, we earned revenues of $624.8 million compared with $313.6 million earned during the same period in 2020. This represents an increase of 99% year over year and compares favorably with a 44% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our team of investment banking professionals continues to be very active, providing high quality advice to a growing number of clients around the globe. The global M&A market experienced the strongest second quarter and first half of deal announcements in history, measured by both the number of transactions and deal value. Further, the second quarter of 2021 marked four consecutive quarters of 1,000+ global announced transactions greater than $100 million, with associated deal values in excess of one trillion dollars. The underlying drivers of the robust M&A environment remain firmly in place, which should allow strong levels of activity to persist in the near to intermediate term. As a result, our M&A activity for both strategics and financial sponsors remains elevated versus the prior year. While the health of the global economy has improved dramatically since last year, our restructuring activity continues to be steady as companies in certain parts of the economy are continuing to experience ongoing financial issues as a result of the business disruption caused by COVID-19. However, given the health of the economy, availability of capital and financing solutions, the pace of our new restructuring mandates have slowed dramatically versus this time last year. Over the longer-term, the record levels of corporate debt issued in the past year should also provide a solid level of restructuring activity. In addition, we continue to grow our capital markets business, which benefits from our SPAC expertise, and we believe we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

Our talented employees have adapted to the work from home environment caused by COVID-19. We believe that while COVID-19 may continue to add uncertainty to the business environment, our Firm remains well positioned due to our business continuity planning, experienced management team, and focused client coverage.

Results of Operations

The following is a discussion of our results of operations for the six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	Variance	2021	2020	Variance
Revenues	$360,907	$159,938	126%	$624,773	$313,644	99%
Expenses:
Compensation and benefits	214,017	149,616	43%	370,516	244,736	51%
Non-compensation expenses	28,672	27,474	4%	63,596	61,618	3%
Total operating expenses	242,689	177,090	37%	434,112	306,354	42%
Operating income (loss)	118,218	(17,152)	N/M	190,661	7,290	2,515%
Other income and (expenses)	2,762	(3,277)	N/M	5,941	(4,937)	N/M
Income (loss) before income taxes	120,980	(20,429)	N/M	196,602	2,353	8,255%
Provision (benefit) for income taxes	27,778	(11,385)	N/M	27,602	(18,729)	N/M
Net income (loss)	$93,202	$(9,044)	N/M	$169,000	$21,082	702%

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

Three Months Ended June 30, 2021 versus 2020

Revenues were $360.9 million for the three months ended June 30, 2021 as compared with $159.9 million for the same period in 2020, representing an increase of 126%. The increase in revenues was primarily driven by greater transaction completions as compared to the prior year period.

For the three months ended June 30, 2021 and 2020, the number of fee-paying clients increased to 178 clients from 127 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million increased to 69 clients from 32 clients for the same period of 2020.

Six Months Ended June 30, 2021 versus 2020

Revenues were $624.8 million for the six months ended June 30, 2021 as compared with $313.6 million for the same period in 2020, representing an increase of 99%. The increase in revenues was primarily driven by greater transaction completions as compared to the prior year period.

For the six months ended June 30, 2021 and 2020 we earned revenues from 257 and 187 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 145 clients from 74 clients for the same period of 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	Variance	2021	2020	Variance
Expenses:
Compensation and benefits	$214,017	$149,616	43%	$370,516	$244,736	51%
% of revenues	59%	94%		59%	78%
Non-compensation expenses	$28,672	$27,474	4%	$63,596	$61,618	3%
% of revenues	8%	17%		10%	20%
Total operating expenses	$242,689	$177,090	37%	$434,112	$306,354	42%
% of revenues	67%	111%		69%	98%

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

Three Months Ended June 30, 2021 versus 2020

Operating expenses were $242.7 million for the three months ended June 30, 2021 and represented 67% of revenues, compared with $177.1 million for the same period in 2020 which represented 111% of revenues. The increase in operating expenses was primarily driven by higher compensation and benefits expenses associated with greater revenues.

Six Months Ended June 30, 2021 versus 2020

Operating expenses were $434.1 million for the six months ended June 30, 2021 and represented 69% of revenues, compared with $306.4 million for the same period in 2020 which represented 98% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses associated with greater revenues.

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

Three Months Ended June 30, 2021 versus 2020

For the three months ended June 30, 2021, compensation related expenses of $214.0 million represented 59% of revenues, compared with $149.6 million which represented 94% of revenues in the prior year period. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues as compared to the prior year period.

Six Months Ended June 30, 2021 versus 2020

For the six months ended June 30, 2021, compensation related expenses of $370.5 million represented 59% of revenues, compared with $244.7 million which represented 78% of revenues in the prior year period. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues as compared to the prior year period.

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

Three Months Ended June 30, 2021 versus 2020

For the three months ended June 30, 2021, non‑compensation expenses of $28.7 million represented 8% of revenues, compared with $27.5 million which represented 17% of revenues in the prior year period. The marginal increase is primarily related to increased travel and other business development expenses associated with lightened COVID-19 social distancing restrictions, as compared to the prior year period.

Six Months Ended June 30, 2021 versus 2020

For the six months ended June 30, 2021, non‑compensation expenses of $63.6 million represented 10% of revenues, compared with $61.6 million which represented 20% of revenues in the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2021 versus 2020

Other income and expenses were income of $2.8 million and expense of $3.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase in other income and expenses is primarily related to charges taken in the prior year period associated with an adjustment to the amounts due pursuant to the Company's Tax Receivable Agreement in connection with the CARES Act. In addition, the Company recognized dilution gains of $1.8 million during the three months ended June 30, 2021, related to share issuances by MA Financial Group Limited ("MA Financial").

Six Months Ended June 30, 2021 versus 2020

Other income and expenses were income of $5.9 million and expense of $4.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase in other income and expenses is primarily related to charges taken in the prior year period associated with an adjustment to the amounts due pursuant to the Company's Tax Receivable Agreement in connection with the CARES Act and greater earnings from the Company's investment in MA Financial as compared to the prior year period.

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

Three Months Ended June 30, 2021 versus 2020

The Company’s provision for income taxes and effective tax rates were an expense of $27.8 million and 23% and a benefit of $11.4 million and 56%, for the three months ended June 30, 2021 and 2020, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

Six Months Ended June 30, 2021 versus 2020

For the six months ended June 30, 2021 and 2020, the Company’s provision for income taxes were an expense of $27.6 million and a benefit of $18.7 million compared to pre-tax operating results of $196.6 million and $2.4 million, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2021 and December 31, 2020, the Company had cash equivalents of $49.6 million and $119.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of June 30, 2021 and December 31, 2020, the Company had cash of $146.9 million and $83.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2021 and December 31, 2020, the Company held $84.3 million and $172.7 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2021 and December 31, 2020 accounts receivable were $72.2 million and $89.3 million, respectively, net of allowances of $4.4 million and $3.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("Moelis U.S.") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2021, this facility will automatically extend to June 30, 2022. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of June 30, 2021, the Company had no borrowings under the credit facility. As of June 30, 2021, the Company’s available credit under this facility was $64.1 million as a result of the issuance of an aggregate amount of $0.9 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, Moelis U.S. may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Unless the lender issues a notice of termination at least seven months prior to the maturity date, the maturity date will automatically extend to May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of each March, June, September and December of each calendar year. Moelis U.S. had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of June 30, 2021.

The Board of Directors of Moelis & Company declared a dividend of $0.60 per share. The $0.60 per share will be paid on September 17, 2021 to Class A common shareholders of record on August 2, 2021. During the six months ended June 30, 2021 the Company paid aggregate dividends of $3.10 per share.

During the six months ended June 30, 2021 and 2020, the Company repurchased 1,773,304 and 894,398 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. The remaining balance of shares authorized for repurchase under the program was $52.8 million as of June 30, 2021. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of June 30, 2021 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Six Months Ended
($ in thousands)	2021	2020
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$169,000	$21,082
Non-cash charges	103,164	61,038
Other operating activities	(40,306)	(79,275)
Total operating activities	231,858	2,845
Investing Activities	75,001	50,686
Financing Activities	(314,257)	(126,249)
Effect of exchange rate changes	1,642	(2,183)
Net increase (decrease) in cash	(5,756)	(74,901)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$197,528	$93,671

Six months ended June 30, 2021

Cash, cash equivalents and restricted cash were $197.5 million at June 30, 2021, a decrease of $5.8 million from $203.3 million at December 31, 2020. Operating activities resulted in a net inflow of $231.9 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $75.0 million primarily attributable to cash inflows for net sales of investments. Financing activities resulted in a net outflow of $314.3 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

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

Contractual Obligations

As of June 30, 2021, the Company has a total payable of $324.6 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $2.8 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first six months of 2021.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2021 and 2020, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were a gain of $2.0 million and a loss of $0.1 million, respectively, and a gain of $1.3 million and a loss of $1.7 million for the six months ended June 30, 2021 and 2020, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the six months ended June 30, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the six months ended June 30, 2021 and 2020, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
April 1 - April 30	6,138	$56.20	—	$73.6 million
May 1 - May 31	272,580	52.51	261,709	59.9 million
June 1 - June 30	130,652	53.98	130,652	52.8 million
Total	409,370	$53.04	392,361	$52.8 million

(1) Includes treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations.

(2) In February 2019, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date.

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

10.1

Master Services Agreement, dated April 28, 2021 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on April 29, 2021)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of July, 2021.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer