Form 10-Q
period 2021-09-30
Moelis & Co
filed 2021-10-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 14, 2021, there were 60,964,311 shares of Class A common stock, par value $0.01 per share, and 4,845,457 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$278,701	$202,477
Restricted cash	1,032	807
Receivables:
Accounts receivable, net of allowance for credit losses of $2,768 and $3,775 as of September 30, 2021 and December 31, 2020, respectively	100,783	89,297
Accrued and other receivables	32,268	11,916
Total receivables	133,051	101,213
Deferred compensation	13,840	12,004
Investments	338,628	211,826
Right-of-use assets	163,902	177,069
Equipment and leasehold improvements, net	56,836	49,977
Deferred tax assets	417,132	424,345
Prepaid expenses and other assets	16,408	16,726
Total assets	$1,419,530	$1,196,444
Liabilities and Equity
Compensation payable	$389,895	$220,058
Accounts payable, accrued expenses and other liabilities	21,019	25,026
Amount due pursuant to tax receivable agreement	307,603	307,581
Deferred revenue	3,914	2,692
Lease liabilities	191,207	196,614
Total liabilities	913,638	751,971
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 66,771,423 issued and 60,964,311 outstanding at September 30, 2021; 1,000,000,000 authorized, 61,986,927 issued and 58,027,844 outstanding at December 31, 2020)	667	620
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,845,457 issued and outstanding at September 30, 2021; 1,000,000,000 authorized, 5,948,750 issued and outstanding at December 31, 2020)	48	59
Treasury stock, at cost; 5,807,112 and 3,959,083 shares as of September 30, 2021 and December 31, 2020, respectively	(252,192)	(152,170)
Additional paid-in-capital	1,184,795	1,052,322
Retained earnings (accumulated deficit)	(414,851)	(420,682)
Accumulated other comprehensive income (loss)	(1,691)	(201)
Total Moelis & Company equity	516,776	479,948
Noncontrolling interests	(10,884)	(35,475)
Total equity	505,892	444,473
Total liabilities and equity	$1,419,530	$1,196,444

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$490,821	$207,604	$1,115,594	$521,248
Expenses
Compensation and benefits	307,590	127,148	678,106	371,884
Occupancy	5,842	7,660	20,226	22,564
Professional fees	4,771	4,952	16,572	14,383
Communication, technology and information services	9,139	8,162	26,014	24,117
Travel and related expenses	4,469	1,662	8,949	11,154
Depreciation and amortization	1,947	941	5,033	3,216
Other expenses	4,915	5,121	17,885	14,682
Total expenses	338,673	155,646	772,785	462,000
Operating income (loss)	152,148	51,958	342,809	59,248
Other income and (expenses)	30,435	(1,631)	36,376	(6,568)
Income (loss) before income taxes	182,583	50,327	379,185	52,680
Provision (benefit) for income taxes	42,119	8,534	69,721	(10,195)
Net income (loss)	140,464	41,793	309,464	62,875
Net income (loss) attributable to noncontrolling interests	20,169	8,842	43,299	10,526
Net income (loss) attributable to Moelis & Company	$120,295	$32,951	$266,165	$52,349
Weighted-average shares of Class A common stock outstanding
Basic	63,024,943	56,803,430	62,493,293	55,263,689
Diluted	68,274,912	60,668,084	67,631,068	59,241,139
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.91	$0.58	$4.26	$0.95
Diluted	$1.76	$0.54	$3.94	$0.88

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$140,464	$41,793	$309,464	$62,875
Foreign currency translation adjustment, net of tax	(2,983)	(499)	(1,685)	(2,224)
Other comprehensive income (loss)	(2,983)	(499)	(1,685)	(2,224)
Comprehensive income (loss)	137,481	41,294	307,779	60,651
Less: Comprehensive income (loss) attributable to noncontrolling interests	19,831	8,752	43,104	10,093
Comprehensive income (loss) attributable to Moelis & Company	$117,650	$32,542	$264,675	$50,558

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$309,464	$62,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,733	2,808
Depreciation and amortization	5,033	3,216
Equity-based compensation	108,824	97,724
Deferred tax provision	28,363	(7,111)
Gain on equity method investment	(22,508)	—
Other	(11,442)	8,509
Changes in assets and liabilities:
Accounts receivable	(28,339)	(23,532)
Accrued and other receivables	(19,393)	(2,589)
Prepaid expenses and other assets	(922)	1,190
Deferred compensation	(1,836)	(1,585)
Compensation payable	170,149	(45,715)
Accounts payable, accrued expenses and other liabilities	3,446	1,245
Deferred revenue	1,209	4,464
Dividends received	3,356	1,942
Net cash provided by (used in) operating activities	547,137	103,441
Cash flows from investing activities
Purchases of investments	(380,496)	(259,965)
Proceeds from sales of investments	270,083	252,484
Notes issued to employees	—	(200)
Note payments received from employees	70	—
Purchases of equipment and leasehold improvements	(11,890)	(31,209)
Proceeds from partial sale of equity method investment	29,164	—
Net cash provided by (used in) investing activities	(93,069)	(38,890)
Cash flows from financing activities
Dividends and tax distributions	(259,589)	(122,871)
Payments under tax receivable agreement	(16,336)	—
Proceeds from exercise of stock options	—	11,923
Treasury stock purchases	(100,022)	(33,354)
Net cash provided by (used in) financing activities	(375,947)	(144,302)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1,672)	(2,672)
Net increase (decrease) in cash, cash equivalents, and restricted cash	76,449	(82,423)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$279,733	$86,149
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$48,532	$1,914
Other non-cash activity
Non-cash settlement of accounts receivable	$15,125	$—
Cumulative effect adjustment upon adoption of ASU 2016-13	$—	$364
Dividend equivalents issued	$33,293	$17,021
Class A Partnership Units or other equity converted into Class A Common Stock	$4,193	$5,968
Forfeiture of fully-vested Group LP units or other equity units	$25	$96

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580
Net income (loss)	—	—	—	—	—	—	—	79,341	—	13,861	93,202
Equity-based compensation	45,056	—	—	—	—	—	27,699	—	—	1,342	29,041
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,810	232	2,042
Dividends declared ($2.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	23,078	(179,660)	—	(22,067)	(178,649)
Treasury Stock Purchases	—	—	(409,370)	—	—	(21,712)	—	—	—	—	(21,712)
Equity-based payments to non-employees	—	—	—	—	—	—	83	—	—	—	83
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	47,238	(47,238)	—	1	—	—	39	—	—	166	206
Balance as of June 30, 2021	66,740,855	4,852,219	(5,732,387)	$667	$49	$(248,093)	$1,152,104	$(493,485)	$954	$(27,403)	$384,793
Net income (loss)	—	—	—	—	—	—	—	120,295	—	20,169	140,464
Equity-based compensation	23,806	—	—	—	—	—	27,463	—	—	1,357	28,820
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,645)	(338)	(2,983)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,084	(41,661)	—	(4,678)	(41,255)
Treasury Stock Purchases	—	—	(74,725)	—	—	(4,099)	—	—	—	—	(4,099)
Equity-based payments to non-employees	—	—	—	—	—	—	68	—	—	—	68
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	6,762	(6,762)	—	—	(1)	—	76	—	—	9	84
Balance as of September 30, 2021	66,771,423	4,845,457	(5,807,112)	$667	$48	$(252,192)	$1,184,795	$(414,851)	$(1,691)	$(10,884)	$505,892

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

•
Moelis & Company Netherlands BV, a private limited company incorporated in Amsterdam, Netherlands. In addition to Amsterdam, Moelis Netherlands maintains operations in Paris, France through a wholly owned subsidiary, Moelis & Company Netherlands B.V. French Branch

•
Moelis & Company Europe BV, a private limited company incorporated in Amsterdam, Netherlands.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2021 and 2020, is presented below.

	September 30,
	2021	2020
Cash	$81,608	$46,026
Cash equivalents	197,093	39,487
Restricted cash	1,032	636
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$279,733	$86,149

Additionally, as of December 31, 2020, the Company held cash of $83,472 and cash equivalents of $119,005.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2021 and December 31, 2020 were $23,917 and $19,603 of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $207 and $182 for the three months ended September 30, 2021 and 2020, respectively, and $587 and $568 for the nine months ended September 30, 2021 and 2020, respectively.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$4,048	$306	$4,354	$4,507	$200	$4,707
Charge-offs, foreign currency translation and other adjustments	(2,018)	—	(2,018)	(1,428)	—	(1,428)
Recoveries	(1,884)	(65)	(1,949)	(1,235)	—	(1,235)
Reduction to allowance	(3,902)	(65)	(3,967)	(2,663)	—	(2,663)
Provision for credit losses	2,381	—	2,381	2,473	(6)	2,467
Allowance for credit losses, ending balance	$2,527	$241	$2,768	$4,317	$194	$4,511

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$3,577	$198	$3,775	$4,088	$—	$4,088
Adjustment for adoption of ASU 2016-13	—	—	—	260	199	459
Allowance for Credit Losses, adjusted beginning balance	3,577	198	3,775	4,348	199	4,547
Charge-offs, foreign currency translation and other adjustments	(2,740)	—	(2,740)	(2,844)	—	(2,844)
Recoveries	(6,775)	(65)	(6,840)	(2,471)	(26)	(2,497)
Reduction to allowance	(9,515)	(65)	(9,580)	(5,315)	(26)	(5,341)
Provision for credit losses	8,465	108	8,573	5,284	21	5,305
Allowance for credit losses, ending balance	$2,527	$241	$2,768	$4,317	$194	$4,511

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

Level 2 —Pricing inputs that are significant to the overall fair value measurement are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 —Pricing inputs that are significant to the overall fair value measurement are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company’s management.

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

Equity Method Investments — The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded in investments on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investments. The Company reflects its share of gains and losses of the investment in other income and expenses in the condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

Investments Held at Cost — Investments without readily determinable fair values are measured at cost, less impairment. If the Company identifies an observable price change in an orderly transaction for an investment held at cost, it will measure the investment at fair value as of the date the observable transaction occurred. The Company shall reassess at each reporting period whether such investments should continue to be measured at cost, less impairment, or another method. Any resulting gain or loss from a change in measurement shall be recorded in other income and expenses on the condensed consolidated statement of operations. Investments held at cost are reported within investments on the condensed consolidated statements of financial condition.

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

Effective January 1, 2020, the Company adopted Accounting Standards Update No. 2018-15, “Goodwill and Other —Internal Use Software” (“ASU 2018-15”) using a prospective approach. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. See Note 4—Fixed and Intangible Assets below for further details on the Company’s capitalized cloud computing arrangements.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2021 and 2020, no such amounts were recorded.

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

4. FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2021	2020
Office equipment	$15,771	$13,267
Furniture and fixtures	14,148	10,409
Leasehold improvements	56,790	36,286
Construction in progress	—	14,943
Total	86,709	74,905
Less accumulated depreciation and amortization	(29,873)	(24,928)
Equipment and leasehold improvements, net	$56,836	$49,977

Depreciation and amortization expenses for fixed assets totaled $1,947 and $941 for the three months ended September 30, 2021 and 2020, respectively, and $5,033 and $3,216 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there were $2,249 of costs capitalized within prepaid expenses and other assets on our condensed consolidated statement of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 and $113 for the three months ended September 30, 2021 and 2020, respectively, and $366 and $127 for the nine months ended September 30, 2021 and 2020, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statement of operations.

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

Level 2—Pricing inputs that are significant to the overall fair value measurement are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3—Pricing inputs that are significant to the overall fair value measurement are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Company’s management.

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

Investments without readily determinable fair values are measured at cost, less impairment. If the Company identifies an observable price change in an orderly transaction for an investment held at cost, it will measure the investment at fair value as of the date the observable transaction occurred. The Company shall reassess at each reporting period whether such investments should continue to be measured at cost or another method. Any resulting gain or loss from a change in measurement shall be recorded in other income and expenses on the condensed consolidated statement of operations. Investments held at cost are reported within investments on the condensed consolidated statements of financial condition.

The Company’s financial assets, recorded at fair value on a recurring basis, as of September 30, 2021 have been categorized based upon the fair value hierarchy, described above, as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$151,992	$—	$151,992	$—
Money market securities	45,101	—	45,101	—
Investments
U.S. treasury instruments	279,698	—	279,698	—
Common stock	13,431	13,431	—	—
Interest in sponsor of Atlas Crest I	7,533	—	7,533	—
Total financial assets	$497,755	$13,431	$484,324	$—

For the three and nine months ended September 30, 2021, unrealized gains of $4,899 were recognized in other income and expenses on the condensed consolidated statement of operations related to investments measured at fair value held at the reporting date. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $295,801 as of September 30, 2021.

The Company made investments in the sponsors (collectively referred to herein as “Atlas Crest Sponsors”) of several Atlas Crest Investment Corp. entities, each a special purpose acquisition company (“SPAC”) (each an “Atlas Crest Entity” and collectively, the “Atlas Crest Entities”). The Company’s Chief Executive Officer, Kenneth Moelis, is the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. The Company does not direct the activities of the Atlas Crest Sponsors or the related SPACs.

On September 16, 2021, Atlas Crest Investment Corp. ("Atlas Crest I") completed its business combination with Archer Aviation Inc. ("Archer") and the combined company is now traded on the New York Stock Exchange (NYSE:ACHR). The Company provided services to Atlas Crest I in connection with the business combination, and the Company received as payment for its services (i) cash fees plus (ii) 1,512,500 shares of Archer Class A common stock, which is categorized as level 1 in the fair value hierarchy. In addition, the Company's interest in the sponsor of Atlas Crest I was measured at a fair value of $7,533 as of September 30, 2021. The Company's interest in the sponsor of Atlas Crest I is categorized as level 2 as the significant pricing inputs of the investment are indirectly observable.

Investments in the Atlas Crest Sponsors that do not have readily determinable fair values are measured at cost less impairment, and are included in investments on the condensed consolidated statement of financial condition. As of September 30, 2021, and December 31, 2020, the aggregate investment balance of the Atlas Crest Sponsors was $3,833 and $887, respectively.

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

On August 17, 2021 and February 17, 2021, MA Financial declared dividends, of which the Company received $1,077 and $2,279 on September 22, 2021 and March 4, 2021, respectively. On February 19, 2020, MA Financial declared a dividend and the Company received $1,942 on March 4, 2020. The Company accounted for the dividends as a return on investment and reduced the carrying value of the investment in MA Financial by the amount of the dividends received.

During the three and nine months ended September 30, 2021, the Company recognized gains of $0 and $2,334, respectively, related to share issuances by MA Financial for an employee compensation plan. The shares were issued at fair values greater than the carrying values of the ownership interests held, resulting in dilution gains, which were recorded in other income on the condensed consolidated statement of operations.

On August 25, 2021, the Company sold 6.0 million shares of MA Financial common stock. This transaction resulted in a gain of $20,174, recorded in other income and expenses on the condensed consolidated statements of operations. As a result, the Company's ownership interest in MA Financial was reduced.

The balances of the Company’s equity method investment as of September 30, 2021 and December 31, 2020 were $34,133 and $38,143, respectively, and are included within investments on the condensed consolidated statements of financial condition. The Company’s share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

6. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2021 and 2020 are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2021		2020		2021		2020
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic	$120,295		$32,951		$266,165		$52,349
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted	$120,295		$32,951		$266,165		$52,349
Denominator:
Weighted average shares of Class A common stock outstanding—basic	63,024,943		56,803,430		62,493,293		55,263,689
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units		(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	5,249,969	(b)	3,864,654	(b)	5,137,775	(b)	3,977,450	(b)
Weighted average shares of Class A common stock outstanding—diluted	68,274,912		60,668,084		67,631,068		59,241,139
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.91		$0.58		$4.26		$0.95
Diluted	$1.76		$0.54		$3.94		$0.88

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 76,077,927 and 71,774,582 for the three months ended September 30, 2021 and 2020, respectively, and 75,560,854 and 71,151,424 for the nine months ended September 30, 2021 and 2020, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2021 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2021 and 2020, there were 500 and 1,847 RSUs, respectively, that would have been included in the treasury stock method calculation if the effect were dilutive and 437 and 227,126 RSUs for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company recognized compensation expenses of $0 for the three months ended September 30, 2021 and 2020, and $0 and $39 for the nine months ended September 30, 2021 and 2020, respectively, in relation to these pre-IPO partnership units.

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

Restricted Stock Units (RSUs) and Other Stock-based Awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2021 and 2020, the Company recognized expense of $28,820 and $30,090, respectively, and $108,824 and $97,685 for the nine months ended September 30, 2021 and 2020, respectively, in relation to these awards.

The following table summarizes activity related to RSUs and other stock-based awards for the nine months ended September 30, 2021 and 2020.

	RSUs and Other Stock-based Awards
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,742,695	$41.45	8,414,130	$42.19
Granted	3,807,900	54.80	3,913,960	37.58
Forfeited	(340,419)	46.74	(117,850)	40.00
Vested	(4,007,144)	43.09	(3,201,045)	38.76
Unvested Balance at September 30,	8,203,032	$46.62	9,009,195	$41.35

As of September 30, 2021, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $159,856. The weighted-average period over which this compensation expense is expected to be recognized at September 30, 2021 is 1.7 years.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2020:

	Stock Options Outstanding
	2020
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95
Exercises	(728,534)	15.95
Outstanding at September 30,	—	$—

For the three and nine months ended September 30, 2021 and 2020, the Company recognized no expense in relation to these stock options. As of April 2020, no stock options remain outstanding.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. In July 2021, the Board of Directors authorized the repurchase of an additional $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $149,132 as of September 30, 2021.

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

As of September 30, 2021, there were 66,771,423 shares of Class A common stock issued, 5,807,112 shares of treasury stock, and 60,964,311 shares outstanding, and, as of December 31, 2020, there were 61,986,927 shares of Class A common stock issued, 3,959,083 shares of treasury stock, and 58,027,844 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of September 30, 2021, and December 31, 2020, 4,845,457 and 5,948,750 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months September 30, 2021 and 2020, the Company repurchased 1,848,029 and 925,857 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $100,022 and $33,354, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2021 and 2020.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2021 and December 31, 2020, partners held 7,801,398 and 8,508,857 Group LP partnership units, respectively, representing an 11% and 13% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 60,964,311 shares of Class A common stock outstanding at September 30, 2021 (58,027,844 as of December 31, 2020), represents the controlling interest.

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

For the three months ended September 30, 2021 and 2020, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively, and $972 and $972 for the nine months ended September 30, 2021 and 2020, respectively.

Promissory Notes —As of September 30, 2021, there were $319 of unsecured promissory notes from employees held by the Company (December 31, 2020: $389). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 3.00% to 4.00%. During each of the nine months ended September 30, 2021 and 2020, the Company received $70 and $0 of principal repayments and recognized interest income of $11 and $9, on such notes, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $55 and $65 for the three months ended September 30, 2021 and 2020, respectively, and $166 and $239 for the nine months ended September 30, 2021 and 2020, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2021 and December 31, 2020, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative and other corporate services to certain Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their initial public offerings, in each case for a fee of $10 per month. For the three and nine months ended September 30, 2021, these fees totaled $60 and $170, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of September 30, 2021, and December 31, 2020, the Company had no balance due from the Atlas Crest Entities or their sponsors.

In addition to the Company’s investments in the Atlas Crest Sponsors (described further in Note 5), the Company’s Executive Officers have a material, non-majority investment in the Atlas Crest Sponsors.

MA Financial —As of September 30, 2021 and December 31, 2020, the Company had a balance of $0 and $5, respectively, due to MA Financial which is reflected in accrued and other receivables on the condensed consolidated statements of financial condition. These balances consist of amounts due to or from MA Financial for advisory services performed as well as billable expenses incurred by the Company on behalf of MA Financial during the period. The relationship between the Company and MA Financial is governed by a services agreement.

Revenues —From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $30,346 for each of the three and nine months ended September 30, 2021, and $0 for each of the three months and nine months ended September 30, 2020.

10. REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2021, Moelis U.S. had net capital of $402,160, which was $401,910 in excess of its required net capital. At December 31, 2020, Moelis U.S. had net capital of $96,800 which was $96,550 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have exceeded their local capital adequacy requirements as of September 30, 2021.

11. COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2022. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2023. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the credit facility. As of September 30, 2021, the Company’s available credit under this facility was $64,151 as a result of the issuance of an aggregate amount of $849 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

On May 24, 2021, Moelis U.S. entered into a $30,000 revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under this facility, the Company may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of each March, June, September and December of each calendar year. The Company had no borrowing under the credit facility and the available credit under this facility was $30,000 as of September 30, 2021.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2021	2020			2021	2020
Supplemental Income Statement Information:

Operating lease cost	$5,379		$6,697		$18,870		$19,713

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$3,364		$5,996		$11,624		$13,840

Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$375		$1,589		$753		$4,643

Other Information
Weighted-average remaining lease term - operating leases	13.54	years	13.72	years	13.54	years	13.72	years
Weighted-average discount rate - operating leases	3.52%		3.53%		3.52%		3.53%

The future sublease income and maturities of our operating lease liabilities as of September 30, 2021, are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2021	$(225)	$3,775
2022	(899)	24,191
2023	(899)	20,949
2024	(899)	19,058
2025	(449)	16,340
Thereafter	—	177,935
Total Payments	$(3,371)	$262,248

Less: Tenant improvement allowances		(14,303)
Less: Present value adjustment		(56,738)
Total		$191,207

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

12. EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2021 and 2020, in the amounts of $820 and $713, respectively, and $2,356 and $2,119 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company’s provision for income tax and effective tax rate were $42,119 and 23% and $8,534 and 17% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s provision for income taxes was an expense of $69,721 and a benefit of $10,195, compared with pre-tax operating income of $379,185 and $52,680, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefit for the nine months ended September 30, 2021 and 2020 was $17,882 and $7,353, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$437,174	$177,774	$951,697	$445,341
Europe	31,129	22,513	104,111	53,893
Rest of World	22,518	7,317	59,786	22,014
Total	$490,821	$207,604	$1,115,594	$521,248

	September 30,	December 31,
	2021	2020
Assets:
United States	$1,252,019	$1,012,831
Europe	68,344	78,470
Rest of World	99,167	105,143
Total	$1,419,530	$1,196,444

As of September 30, 2021, and December 31, 2020, the Company had deferred revenues of $3,914 and $2,692, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2021 and 2020, $2,423 and $2,354 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15. SUBSEQUENT EVENTS

The Board of Directors of Moelis & Company declared a special dividend of $2.50 per share in addition to a regular quarterly dividend of $0.60 per share. The $3.10 per share will be paid on November 19, 2021 to shareholders of record as of November 8, 2021.

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

As of September 30, 2021, we served our clients globally with 651 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2021 and 2020, referenced throughout this Form 10-Q was obtained from Refinitiv, formerly known as Thomson Financial as of October 5, 2021, and October 4, 2020.

For the first nine months of 2021, we earned revenues of $1,115.6 million compared with $521.2 million earned during the same period in 2020. This represents an increase of 114% year over year and compares favorably with a 60% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our team of investment banking professionals continues to be very active, providing high quality advice to a growing number of clients around the globe. During the third quarter of 2021, the global M&A market experienced the strongest quarter of deal announcements in history, measured by both the number of transactions and deal value. This resulted in the first nine months of 2021 being the most active nine month period of announcements of all time. Further, the third quarter of 2021 marked five consecutive quarters of 1,000+ global announced transactions greater than $100 million, with associated deal values in excess of one trillion dollars. The underlying drivers of the robust M&A environment remain firmly in place, which should allow strong levels of activity to persist in the near to intermediate term. As a result, our M&A activity for both strategics and financial sponsors remains elevated versus the prior year. While the health of the global economy has improved dramatically since this time last year, our restructuring activity continues to be steady as companies in certain parts of the economy are continuing to experience ongoing financial issues as a result of the business disruption caused by COVID-19. However, given the health of the economy, availability of capital and financing solutions, the pace of our new restructuring mandates have slowed dramatically versus this time last year. Over the longer-term, the record levels of corporate debt issued in the past eighteen months should also provide a solid level of restructuring activity. In addition, we continue to grow our capital markets business, which benefits from our SPAC expertise, and we believe we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

We believe that while COVID-19 may continue to add uncertainty to the business environment, our Firm remains well positioned due to our business continuity planning, experienced management team, and focused client coverage.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	Variance	2021	2020	Variance
Revenues	$490,821	$207,604	136%	$1,115,594	$521,248	114%
Expenses:
Compensation and benefits	307,590	127,148	142%	678,106	371,884	82%
Non-compensation expenses	31,083	28,498	9%	94,679	90,116	5%
Total operating expenses	338,673	155,646	118%	772,785	462,000	67%
Operating income (loss)	152,148	51,958	193%	342,809	59,248	479%
Other income and (expenses)	30,435	(1,631)	N/M	36,376	(6,568)	N/M
Income (loss) before income taxes	182,583	50,327	263%	379,185	52,680	620%
Provision (benefit) for income taxes	42,119	8,534	394%	69,721	(10,195)	N/M
Net income (loss)	$140,464	$41,793	236%	$309,464	$62,875	392%

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

Three Months Ended September 30, 2021 versus 2020

Revenues were $490.8 million for the three months ended September 30, 2021 as compared with $207.6 million for the same period in 2020, representing an increase of 136%. The increase in revenues was primarily driven by greater transaction completions and an increase in average fees earned per completed transaction as compared to the prior year period.

For the three months ended September 30, 2021 and 2020, the number of fee-paying clients increased to 167 clients from 146 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million increased to 80 clients from 43 clients for the same period of 2020.

Nine Months Ended September 30, 2021 versus 2020

Revenues were $1,115.6 million for the nine months ended September 30, 2021 as compared with $521.2 million for the same period in 2020, representing an increase of 114%. The increase in revenues was primarily driven by greater transaction completions and an increase in average fees earned per completed transaction as compared to the prior year period.

For the nine months ended September 30, 2021 and 2020 we earned revenues from 332 and 238 clients, respectively, and the number of clients who paid fees equal to or greater than $1 million increased to 220 clients from 126 clients for the same period of 2020.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	Variance	2021	2020	Variance
Expenses:
Compensation and benefits	$307,590	$127,148	142%	$678,106	$371,884	82%
% of revenues	63%	61%		61%	71%
Non-compensation expenses	$31,083	$28,498	9%	$94,679	$90,116	5%
% of revenues	6%	14%		8%	17%
Total operating expenses	$338,673	$155,646	118%	$772,785	$462,000	67%
% of revenues	69%	75%		69%	89%

Our operating expenses are classified as compensation and benefits expenses and non-compensation expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non-compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses.

Three Months Ended September 30, 2021 versus 2020

Operating expenses were $338.7 million for the three months ended September 30, 2021 and represented 69% of revenues, compared with $155.6 million for the same period in 2020 which represented 75% of revenues. The increase in operating expenses was primarily driven by higher compensation and benefits expenses associated with greater revenues.

Nine Months Ended September 30, 2021 versus 2020

Operating expenses were $772.8 million for the nine months ended September 30, 2021 and represented 69% of revenues, compared with $462.0 million for the same period in 2020 which represented 89% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses associated with greater revenues.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, gains on founder investments where our employees and the Moelis advisory platform contributed meaningfully to the value, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors and other bankers, the amount of compensation expenses amortized for equity awards and other relevant factors. As a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

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

Three Months Ended September 30, 2021 versus 2020

For the three months ended September 30, 2021, compensation related expenses of $307.6 million represented 63% of revenues, compared with $127.1 million which represented 61% of revenues in the prior year period. In comparison to the prior year period, compensation expenses increased primarily due to higher discretionary bonus expense associated with greater revenues, and increased as a percentage of revenues due to compensable gains recorded in other income and expenses.

Nine Months Ended September 30, 2021 versus 2020

For the nine months ended September 30, 2021, compensation related expenses of $678.1 million represented 61% of revenues, compared with $371.9 million which represented 71% of revenues in the prior year period. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues and compensable gains recorded in other income and expenses as compared to the prior year period.

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

Three Months Ended September 30, 2021 versus 2020

For the three months ended September 30, 2021, non‑compensation expenses of $31.1 million represented 6% of revenues, compared with $28.5 million which represented 14% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other business development expenses associated with lightened COVID-19 restrictions, as compared to the prior year period.

Nine Months Ended September 30, 2021 versus 2020

For the nine months ended September 30, 2021, non‑compensation expenses of $94.7 million represented 8% of revenues, compared with $90.1 million which represented 17% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased professional fees associated with greater activity, partially offset by lower travel and related expenses.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2021 versus 2020

Other income and expenses were income of $30.4 million and expense of $1.6 million for the three months ended September 30, 2021 and 2020, respectively. In the third quarter of 2021, we recorded gains to other income of $20.2 million related to the August 2021 sale of 6.0 million shares of our investment in MA Financial and $5.0 million related to net unrealized gains from the mark-to-market impact of the Firm's investment in the sponsor units of Atlas Crest Investment Corp. and equity shares received as payment for advisory services provided.

Nine Months Ended September 30, 2021 versus 2020

Other income and expenses were income of $36.4 million and expense of $6.6 million for the nine months ended September 30, 2021 and 2020, respectively. In the third quarter of 2021, we recorded gains to other income of $20.2 million related to the August 2021 sale of 6.0 million shares of our investment in MA Financial and $5.0 million related to net unrealized gains from the mark-to-market impact of the Firm's investment in the sponsor units of Atlas Crest Investment Corp. and equity shares received as payment for advisory services provided.

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

Three Months Ended September 30, 2021 versus 2020

The Company’s provision for income taxes and effective tax rates were $42.1 million and 23% and $8.5 million and 17%, for the three months ended September 30, 2021 and 2020, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate.

Nine Months Ended September 30, 2021 versus 2020

For the nine months ended September 30, 2021 and 2020, the Company’s provision for income taxes were an expense of $69.7 million and a benefit of $10.2 million compared to pre-tax operating results of $379.2 million and $52.7 million, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2021 and December 31, 2020, the Company had cash equivalents of $197.1 million and $119.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of September 30, 2021 and December 31, 2020, the Company had cash of $81.6 million and $83.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2021 and December 31, 2020, the Company held $279.7 million and $172.7 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2021 and December 31, 2020 accounts receivable were $100.8 million and $89.3 million, respectively, net of allowances of $2.8 million and $3.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("Moelis U.S.") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2022, this facility will automatically extend to June 30, 2023. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of September 30, 2021, the Company had no borrowings under the credit facility. As of September 30, 2021, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, Moelis U.S. may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of each March, June, September and December of each calendar year. Moelis U.S. had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of September 30, 2021.

The Board of Directors of Moelis & Company declared a special dividend of $2.50 per share in addition to a regular quarterly dividend of $0.60 per share. The $3.10 per share will be paid on November 19, 2021 to Class A common shareholders of record on November 8, 2021. During the nine months ended September 30, 2021 the Company paid aggregate dividends of $3.70 per share, which excludes the $3.10 per share that will be paid on November 19, 2021.

During the nine months ended September 30, 2021 and 2020, the Company repurchased 1,848,029 and 925,857 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $149.1 million as of September 30, 2021.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements as of September 30, 2021 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$309,464	$62,875
Non-cash charges	110,003	105,146
Other operating activities	127,670	(64,580)
Total operating activities	547,137	103,441
Investing Activities	(93,069)	(38,890)
Financing Activities	(375,947)	(144,302)
Effect of exchange rate changes	(1,672)	(2,672)
Net increase (decrease) in cash	76,449	(82,423)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$279,733	$86,149

Nine months ended September 30, 2021

Cash, cash equivalents and restricted cash were $279.7 million at September 30, 2021, an increase of $76.4 million from $203.3 million at December 31, 2020. Operating activities resulted in a net inflow of $547.1 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $93.1 million primarily attributable to cash inflows for net purchases of investments. Financing activities resulted in a net outflow of $375.9 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of September 30, 2021, the Company has a total payable of $307.6 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $2.8 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units, we do not expect the cash payments to have a material impact on our liquidity. There were payments of $16.3 million made pursuant to the tax receivable agreement during the first nine months of 2021.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2021 and 2020, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed statements of comprehensive income were losses of $3.0 million and $0.5 million, respectively, and losses of $1.7 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the nine months ended September 30, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the nine months ended September 30, 2021 and 2020, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)	Or Programs(2)
July 1 - July 31	69,731	$54.46	67,862	$149.1 million
August 1 - August 31	2,854	59.30	—	149.1 million
September 1 - September 30	2,140	61.93	—	149.1 million
Total	74,725	$54.86	67,862	$149.1 million

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of October, 2021.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer