Form 10-K
period 2021-12-31
Moelis & Co
filed 2022-02-23
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2021 was $3,435 million.

As of February 9, 2022, there were 62,452,457 shares of Class A common stock, par value $0.01 per share, and 4,686,344 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, NY

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

Item 1. Business

Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, financial sponsors, governments and sovereign wealth funds. We assist our clients in achieving their strategic goals by offering comprehensive, globally integrated financial advisory services across all major industry sectors. Our team of experienced professionals advises clients on their most critical decisions, including mergers and acquisitions (“M&A”), recapitalizations and restructurings, capital markets transactions, and other corporate finance matters.

Moelis & Company was founded in 2007 by veteran investment bankers to create a global independent investment bank that offers multi-disciplinary solutions and exceptional transaction execution combined with the highest standard of confidentiality and discretion. We create lasting client relationships by providing focused innovative advice through a highly collaborative and global approach. Our compensation model fosters our holistic approach to clients by emphasizing quality of advice and is not a commission based structure where employees are compensated on a defined percentage of the revenues they generate. We believe our discretionary approach to compensation leads to exceptional advice, strong client impact and enhanced internal collaboration.

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope of our advisory services, increasing the breadth of our geographic and sector coverage, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with 680 advisory professionals, including 136 Managing Directors, based in 21 locations around the world. We have demonstrated strong financial performance, achieving GAAP revenues of $1,540.6 million in 2021, and have advised on over $3.7 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With 21 locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Since our founding, we have rapidly scaled our global platform, as we believe clients value our ability to be relevant in their local market as well as to provide valuable global insights.

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

We focus on a wide range of clients, including large public multinational corporations, middle market private companies, financial sponsors, entrepreneurs, governments and sovereign wealth funds, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation.

We advise our clients through all phases of the business cycle using our strong capabilities in M&A and strategic advisory, capital markets, recapitalization and restructuring, and private funds advisory.

Moelis & Company has a premier M&A and strategic advisory franchise advising clients on mergers, acquisitions, sales and divestitures, special committee assignments and shareholder defense. We counsel our clients through all stages of the process as we evaluate strategic alternatives, assess potential acquirers and targets, provide valuation analyses and advise on transaction terms including valuation, structuring, timing and potential financing. Additionally, we have an exclusive sales franchise with a strong track record in achieving maximum value for clients in their sale processes.

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

We also act as placement agent for our clients on a broad range of capital raising mandates and provide general capital markets advice. We bring expertise on all aspects of public and private debt and equity transactions to provide comprehensive capital structure advice, structure customized financing solutions and raise capital through private placements. Furthermore, we act as underwriter on special purpose acquisition company ("SPAC") initial public offerings and other offerings to institutional investors that do not require the overhead of sales and trading operations.

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

Our Key Competitive Strengths

With a diverse global footprint, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions: We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 21 locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 136 global Managing Directors, which include 54 former sector and product heads from major investment banks. We reinforce our model with a discretionary incentive compensation structure that encourages a high degree of collaboration and our “One Firm” mentality.

Advisory Focus with Strong Intellectual Capital: We primarily focus on advising clients, unlike most of our major competitors who derive a large percentage of their revenues from lending, trading and underwriting securities. We believe this independence allows us to offer advice free from the actual or perceived conflicts associated with lending to clients or trading in their securities. In addition, our focus on advisory services frees us from the pressure of cross‑selling products, which we believe can distract from the dialogue with clients around their long‑term strategy, compromising the advice. We provide intellectual capital based on our judgment, expertise and relationships combined with intense senior level attention to all transactions. Our focus on delivering insights and judgments allows us to operate a lower risk and capital light model with attractive profit margins. The majority of net capital regulatory requirements relate to our specialized underwriting mandates. We are not exposed to the financial risk and regulatory requirements that arise from, or the capital investments required in, balance sheet lending and trading activities.

Fast Growing Global Independent Investment Bank: Since our inception in 2007, we have achieved rapid growth, earning GAAP revenues of $1,540.6 million in 2021. In our early years, we took advantage of the dislocation in the financial services industry following the global financial crisis and capitalized on the unique opportunity to hire talent. We currently have 21 offices globally with 990 employees, including 136 Managing Directors. We believe the quality and scale of our global franchise and the speed at which it has been achieved would be a challenge to replicate today.

Strong Financial Discipline: We have remained financially disciplined with an intense focus on managing our organic growth in a profitable manner. We continue to focus on talent development which has resulted in nearly 50% of our Managing Director population having been internally promoted. We hired aggressively during the global financial crisis to take advantage of the dislocation among our competitors and in recent years have taken a more measured approach to hiring. We continue to add to our talent base with individuals that are passionate about our culture and have proven track records on our platform. We believe our investment in talent at the junior level creates a self-sustaining pool of potential Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Relationships with Global Investment Institutions: We believe that we have deep and broad relationships with many of the largest Global Investment Institutions in the world, including financial sponsors, sovereign wealth funds and other investment managers, which continue to represent a growing portion of the overall fee pool. These deep relationships have been a focal point of the Firm since our founding, and our coverage has strengthened over time. Our ability to provide holistic solutions to these institutions is a key strength of Moelis & Company. We advise them throughout their entire portfolio company life cycle, and have the capabilities to assist them on their initial and secondary raising of funds, identifying financing options, sourcing potential targets for their portfolios, seeking exit opportunities via public and private processes, and the managing of their balance sheet if the need arises. As a result of our broad and diverse offering, we have become an important solution provider to this client base.

Significant Organic Growth Opportunities: We have made significant investment in our people with the hiring or promotion of 48 Managing Directors since 2018. Since inception, undergraduate and MBA hiring has been a critical component of our talent strategy. We have a global commitment to our campus recruiting and diversity programs. We are realizing meaningful organic growth from these investments and have already started seeing individuals who began their industry career at Moelis become Managing Directors. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform: Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to financial sponsors to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing approximately 20% of our revenues in 2021. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

Our People

We believe that our people are our most valuable asset. Our goal is to attract, retain and develop top talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and our culture. Our Managing Directors are compensated based on the quality of advice and execution provided to a client, which is predicated on delivering our full suite of advisory services through a high degree of collaboration across different industries, products and regions. This collaborative approach is demonstrated by the fact that on almost all of our transactions, at least two Managing Directors are involved. We reinforce our long‑term vision and values by rewarding for client impact and lasting relationships. Our year‑end evaluation process measures both performance and alignment with our core value system, ensuring that we continue to integrate our expertise to meaningfully enhance the quality of our advice and strengthen our client relationships. We do not compensate on a commission‑based pay model and do not manage our business based on industry, product or regional silos. Our compensation structure is based on a system of meritocracy whereby individuals are rewarded for top performance. Measuring performance enables us to recognize employee achievements and continue to identify and invest in areas of targeted development and professional growth.

We are dedicated to maintaining an inclusive workplace that promotes and values diversity. Our commitment to uphold a culture of respect and inclusion is driven by our executive leadership and our Board of Directors. As a global, multicultural firm we are committed to building a workforce with diversity of thoughts and perspectives that are representative of the range of clients we advise around the world. Our ability to provide a rewarding career path in an environment focused on collaboration that brings together diverse perspectives and experiences results in best in class advice for our clients. Pipeline talent programs including our flagship Leadership Development Program, targeted coaching and development and our Employee Networks, provide an important opportunity for an exchange of ideas and relationship building among employees who identify as part of underrepresented groups and their allies. These firm-sponsored and employee-driven groups support our culture of inclusion and career development and create a framework for global connectivity and idea sharing. Our firm supports diverse communities through volunteerism, fundraising efforts and partnerships. We support more than 40 nonprofit organizations around the world. While the firm has always been focused on the health and well-being of our employees, we have expanded access to mental health services and support for employees and their families as we faced the challenges of the pandemic together.

We recruit from the world’s leading undergraduate and graduate programs and have developed relationships with a variety of associations and diversity groups at universities where we recruit. Since our inception we have had a dedicated campus recruiting effort through which we have hired many of our analysts and associates. We devote significant time and resources to training and mentoring our employees to ensure our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our developing talent to refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into productive Managing Directors.

Our Strategic Alliances

MA Financial Group Limited

In 2009, we opened our sixth global office in Sydney to provide investment banking services in Australia and expand our coverage of the Asia Pacific region. Following the establishment of this office and the hiring of what we believed to be a strong executive team, we entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited ("Moelis Australia") on April 1, 2010, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia consummated its IPO and became listed on the Australian Securities Exchange. In 2021, the name of Moelis Australia was changed to MA Financial Group Limited (ASX: MAF) ("MA Financial").

MA Financial operates a financial advisory services business, an equity capital markets and research, sales and trading business covering Australian public equity securities and asset management businesses. Our original position of 50.0 million shares has been reduced by the sale of 26.5 million shares of MAF since the IPO, and further diluted through share offerings of MAF common stock. Despite these transactions, we still maintain a significant investment in and partnership with MA Financial. In connection with MA Financial’s IPO, the Company and MA Financial entered into a strategic alliance agreement pursuant to which MA Financial continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

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

Atlas Crest Entities

The Company holds investments in the sponsors (collectively referred to herein as “Atlas Crest Sponsors”) of certain SPACs (each an “Atlas Crest Entity” and collectively, the “Atlas Crest Entities”). The Company’s Chief Executive Officer, Kenneth Moelis, is the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. Our affiliation with Atlas Crest SPACs allows us to present private companies with additional solutions for effecting an initial public offering (“IPO”). In addition to the Company’s investments in the Atlas Crest Sponsors, the Company’s Executive Officers as a group have a non-majority investment in the Atlas Crest Sponsors.

Sumitomo Mitsui Banking Corporation and its Subsidiary, SMBC Nikko Securities Inc.

In January 2022, our strategic alliance with Sumitomo Mitsui Banking Corporation ("SMBC") and its subsidiary, SMBC Nikko Securities Inc. ("Nikko") terminated. This strategic alliance provided advisory services to Japanese companies in regions where our firms conduct business.

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

We believe our primary competitors in securing advisory engagements include the investment banking businesses of Bank of America Corporation, Citigroup Inc., Credit Suisse Group AG, The Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley and other large investment banking firms as well as independent investment banking firms such as Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Lazard Ltd, Perella Weinberg Partners, PJT Partners, Inc., and many closely held boutique firms.

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

In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally by the Financial Conduct Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Dubai Financial Services Authority, the Dutch Authority for the Financial Markets and the Securities and Exchange Board of India.

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

Kenneth Moelis,

Chairman and Chief Executive Officer of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

John A. Allison,

Executive in residence at the Wake Forest School of Business, Chairman of the Executive Advisory Council of the Cato Institute’s Center for Monetary and Financial Alternatives, member of the Cato Institute’s Board of Directors and Former Chairman and CEO of BB&T Corp.

Yolonda C. Richardson,

Executive Vice President of Global Programs for the Campaign for Tobacco Free Kids and the Global Health Advocacy Incubator

Kenneth L. Shropshire,

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2021).

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

Voting and Economic Rights

Group LP issued Class A partnership units to Moelis & Company and to the holders of Old Holdings units at the time of the reorganization. In addition, Group LP issued Class B partnership units to Moelis & Company. The Group LP Class B partnership units correspond with the economic rights of shares of Moelis & Company’s Class B common stock. Group LP Class A unitholders have no voting rights by virtue of their ownership of Group LP partnership units, except for the right to approve certain amendments to the amended and restated limited partnership agreement of Group LP, certain changes to the capital accounts of the limited partners of Group LP and any conversion of Group LP to a corporation other than for purposes of a sale transaction. Partner Holdings holds all shares of Moelis & Company Class B common stock, enabling it to exercise significant voting control over Moelis & Company and, indirectly, over Group LP.

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

Exchange Rights

Subject to the terms and conditions of the Group LP amended and restated limited partnership agreement, each Group LP Class A unitholder (except for Moelis & Company) has the right to exchange Group LP Class A partnership units, either for shares of our Class A common stock on a one‑for‑one basis, or cash (based on the market price of the shares of Class A common stock), at Group LP’s option. If Group LP chooses to exchange such units for our Class A common stock, Moelis & Company will deliver an equivalent number of shares of Class A common stock to Group LP for further delivery to the exchanging holder and receive a corresponding number of newly issued Group LP Class A partnership units. The exchanging holder’s surrendered Group LP Class A partnership units will be cancelled by Group LP. As Group LP Class A unitholders exchange their Group LP Class A partnership units, Moelis & Company’s percentage of economic ownership of Group LP will be correspondingly increased. Following each such exchange, Partner Holdings will be required to surrender to Moelis & Company a corresponding number of shares of Class B common stock relating to such exchange (as applicable), and each such applicable share will be converted into approximately 0.00055 shares of Class A common stock, which will be delivered to Partner Holdings. Group LP will also convert an equivalent number of Class B partnership units held by Moelis & Company into Class A partnership units based on the same conversion rate, as applicable.

Registration Rights

Moelis & Company has granted certain registration rights in the amended and restated limited partnership agreement of Group LP and the stockholders agreement with Partners Holdings, each filed as exhibits to this Form 10‑K.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2021 and 2020 referenced throughout this Form 10‑K was obtained from Thomson Financial as of January 6, 2022 and January 5, 2021, respectively.

In this Form 10‑K, we use the term “independent investment banks” or “independent advisors” to refer to investment banks primarily focused on advisory services and that conduct limited or no commercial banking or sales and trading activities. We use the term “global independent investment banks” to refer to independent investment banks with global coverage capabilities across all major industries and regions. We consider the global independent investment banks to be our publicly traded peers, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Lazard Ltd, Perella Weinberg Partners, PJT Partners, Inc., and us.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. In 2021 and 2020, we had 282 clients and 205 clients paying fees equal to or greater than $1 million, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

Because in many cases we are not paid until the successful consummation of the underlying transaction, our revenue and cash flow is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price or because our client’s business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not receive significant advisory fees, despite the fact that we have devoted considerable resources to these transactions.

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

We confront actual, potential or perceived conflicts of interest in our business including when we represent clients who are also our affiliates. For instance, we face the possibility of an actual, potential or perceived conflict of interest where we represent a client on a transaction in which an existing client is a party. We may be asked by two potential clients to act on their behalf on the same transaction, including two clients as potential buyers in the same acquisition transaction, and we may act for both clients if both clients agree to us doing so. In each of these situations, we face the risk that our current policies, controls and procedures do not timely identify or appropriately manage such conflicts of interest.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees engage in misconduct that adversely affects our business. Our business often requires that we deal with confidential matters of great significance to our clients. Our employees’ improper use or disclosure of confidential information provided by our clients could subject us to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, the trading price of our common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter employee misconduct despite the precautions we take to prevent and detect misconduct. If our employees engage in misconduct, our business could be materially adversely affected.

We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high‑caliber professional services to attract and retain clients and talent. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to comply with applicable laws, rules or regulations, perceptions of our environmental, social and governance practices or business selection, or the public announcement or potential publicity surrounding any of these events, even if inaccurate, or satisfactorily addressed, or even if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients and our ability to attract and retain talent, which could have an adverse effect on our financial condition and results of operations.

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

The use of the “Moelis” brand name by either Old Holdings and its subsidiaries or MA Financial and the affiliation of Atlas Crest Entities with Moelis may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

Old Holdings and MA Financial operate as separate legal entities. We have licensed to Old Holdings and its subsidiaries the use of the “Moelis” brand name for certain purposes, including in connection with asset management activities. We have licensed to MA Financial the use of the “Moelis” brand name in connection with its financial advisory services business, an equity capital markets and research, sales and trading business covering Australian public equity securities and asset management businesses. As Old Holdings and its subsidiaries and MA Financial historically have and will continue to use the “Moelis” brand name, and because the Company no longer controls these entities, there is a risk of reputational harm to us if any of Old Holdings, its subsidiaries or MA Financial, among other things, have engaged, or in the future were to engage in poor business practices, or were to experience adverse results or otherwise damage the reputational value of the “Moelis” brand name. These risks could adversely affect our revenue and our business prospects.

Atlas Crest Entities are special purpose acquisition companies that are affiliated with Moelis. Mr. Moelis is the non-Executive Chairman of the Atlas Crest Entities. Mr. Moelis, other executive officers and Managing Directors of Moelis own a majority of each respective sponsor of Atlas Crest Entities. If Atlas Crest Entities engage in poor business practices or experiences adverse results, Moelis could suffer reputational harm that could adversely affect our revenue and our business prospects.

Risk Related to Operating Our Business, Including Litigation, Financial Regulations,

and Information Technology and Security

The scale, scope and duration of the impact of the COVID-19 pandemic on our business are unpredictable and depend on a number of factors outside of our control.

The rapid, worldwide spread of a novel strain of coronavirus (“COVID-19”) has created global economic disruption and uncertainty. In 2020 and 2021, we adjusted to the uncertainty created by COVID-19 and achieved significant growth in our business over 2019. However, the potential future impact on the global financial markets of COVID-19 and government responses thereto is still uncertain and the prolonged impact of COVID-19 could heighten the impact of one or more other risk factors described herein. We believe COVID-19’s impact will be significantly driven by factors that are beyond our control, including, for example: the extent to which COVID-19 variants become additional public health threats, the timing, scope and effectiveness of governmental responses to the pandemic; the pace and effectiveness of vaccinations and medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in the business environment created by COVID-19. As a result, COVID-19 could still have a material adverse effect on our business, operating results and financial condition.

We have implemented various initiatives to reduce the impact of COVID-19, such as supporting the ability for all of our employees working remotely from home, while seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. As shelter-in-place restrictions have been lifted, we have implemented plans in connection with our employees’ return to office. These plans need to comply with federal, state and local regulations and take into account local conditions, which may result in increased operational and compliance costs. There is no guarantee that the measures implemented will protect the health of our employees and could negatively impact employee sentiment and productivity. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

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

We face various cybersecurity and other operational risks related to our business on a day‑to‑day basis. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, governmental agencies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.

We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, mobile and cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber‑attacks and a successful breach could lead to shutdowns or disruptions of our systems or third‑party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third‑party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber‑attacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. If our or third‑party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. Phishing attacks and email spoofing attacks are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. In addition, our investment banking professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, or our systems are otherwise compromised or do not operate properly, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and reputational harm and in turn materially adversely affect our business. The increased use of mobile technologies can heighten these and other operational risks. There can be no assurance that we or the third parties on whom we rely will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats.

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

In addition, a disaster or other business continuity problem, such as a pandemic, other man‑made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and if we were unable to timely and successfully recover that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. Climate change may cause certain types of natural disasters or extreme weather events and may increase the frequency and/or severity of such events, which could increase the risk of disruption to our business and the risks identified above.

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

In 2021, we earned approximately 15% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, some of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

In the case of joint ventures and strategic investments, such as MA Financial, we are subject to additional risks and uncertainties relating to governance and controls, in that we may be dependent upon personnel, controls and systems, including management of the business by third parties, and subject to, liability, losses or reputational damage relating to such personnel, controls and systems and the management decisions of third parties that are not under our control. MA Financial is a public company listed on the Australian Securities Exchange and the value of the shares held by us at any given time are subject to fluctuation as a result of their performance and prevailing market and business conditions. These fluctuations in value may be material.

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

We will be required to pay our Managing Directors for certain tax benefits we may claim as a result of the tax basis step‑up we receive in connection with follow-on offerings, exchanges of Group LP Class A partnership units for Class A common stock and related transactions. In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

Group LP Class A partnership units may be exchanged for shares of Class A common stock. On the date of our initial public offering in April 2014, we were treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the then existing unitholders which resulted in an increase in the tax basis of the assets of Group LP that otherwise would not have been available. The exchange and purchases of Class A partnership units in Group LP in connection with the initial public offering, additional follow-on offerings and exchanges of Class A partnership units (including existing and newly issued units) for Class A common stock and related transactions, may also result in increases in the tax basis of the assets of Group LP that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with our Managing Directors that provides for the payment by us to our Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to exchanges by our Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Group LP attributable to our interests in Group LP, during the expected term of the tax receivable agreement, the payments that we may make to our Managing Directors could be substantial.

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

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2021 is approximately 43%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation does not provide for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

We have transitioned from a “controlled company” within the meaning of the rules of the New York Stock Exchange to no longer being a controlled company.

On February 23, 2021, the Company lost its status as a "controlled company" under the rules of the New York Stock Exchange ("NYSE"). Under the NYSE rules, entities may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) that the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors. Previously, we had elected not to comply with those requirements. Accordingly, as we continue to implement changes relating to the transition to being a non-controlled company, we have incurred and may incur in the future additional corporate governance and other compliance costs, including increased director compensation for additional independent directors and expanded governance committees.

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

During February 2022, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2022 to Class A common stockholders of record on February 22, 2022. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York 10022. We lease the space for our offices in Amsterdam, Beijing, Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Mumbai, Paris, Riyadh, San Francisco, São Paulo, Tel Aviv, Washington DC, and West Palm Beach. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

As of February 9, 2022, there were approximately 90 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2022, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2022 to Class A common stockholders of record on February 22, 2022.

Concurrent with the payment of dividends to the holders of Class A common stock, the Company generally pays dividend equivalents, in the form of unvested restricted stock units (“RSU”) to RSU holders. RSUs are typically granted as part of annual incentive compensation and to new hires. The dividend equivalents have the same vesting and delivery terms as the underlying RSUs.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2016 through December 31, 2021, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2016. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2021

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2021. Share repurchases are recorded on a trade date basis.

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Or Programs(2)(3)
October 1 - October 31	12,140	$68.57	—	$149.1 million
November 1 - November 30	10,837	63.71	—	149.1 million
December 1 - December 31	43,091	60.45	17,305	148.1 million
Total	66,068	$62.47	17,305	$148.1 million
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
(3)
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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, financial sponsors and governments. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With 21 locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets, and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2021, we served our clients globally with 669 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2021 and 2020 referenced throughout this Form 10-K was obtained from Refinitiv, as of January 6, 2022, and January 5, 2021, respectively.

For the year ended December 31, 2021, we earned GAAP revenues of $1,540.6 million, an increase of 63% from the $943.3 million earned during the same period in 2020. This compares favorably with a 56% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our team of investment banking professionals continues to be very active, providing high quality advice to a growing number of clients around the globe. The twelve months ended December 31, 2021 marked the most active year of M&A announcements of all time. Further, the fourth quarter of 2021 marked six consecutive quarters of 1,000+ global announced transactions greater than $100 million, with associated deal values in excess of one trillion dollars. The underlying drivers of the robust M&A environment remain in place in calendar year 2022, which should allow strong levels of activity to persist in the near to intermediate term, absent any volatility in the markets and dramatic shifts in the regulatory environment. As the health of the global economy and availability of capital and financing solutions has meaningfully improved since the onset of the pandemic, the pace of our new restructuring mandates have slowed dramatically. However, over the longer-term, the record level of corporate debt that has accumulated in the past two years and the financial impact of COVID-19 on certain parts of the economy may provide a solid level of restructuring activity for the Firm. In addition, we continue to grow our capital markets business, which benefits from our SPAC expertise, and we believe we are well positioned to provide advice to companies across all sectors on their capital and liquidity needs.

We believe that while COVID-19 may continue to add uncertainty to the business environment, our Firm remains well positioned due to our business continuity planning, experienced management team, and focused client coverage.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2021 and 2020. For a discussion of our results of operations for the year ended December 31, 2019, refer to “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,			Variance
($ in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenues	$1,540,611	$943,276	$746,534	63%	26%
Expenses:
Compensation and benefits	913,909	560,803	488,439	63%	15%
Non-compensation expenses	130,785	116,764	143,552	12%	-19%
Total operating expenses	1,044,694	677,567	631,991	54%	7%
Operating income (loss)	495,917	265,709	114,543	87%	132%
Other income and (expenses)	40,396	4,404	32,962	817%	-87%
Income (loss) before income taxes	536,313	270,113	147,505	99%	83%
Provision (benefit) for income taxes	113,335	51,675	11,813	119%	337%
Net income (loss)	$422,978	$218,438	$135,692	94%	61%

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

Year Ended December 31, 2021 versus 2020

Revenues were $1,540.6 million for the year ended December 31, 2021 compared with $943.3 million for the same period in 2020, representing an increase of 63%. The increase in revenues was primarily driven by greater transaction completions and an increase in average fees earned per completed transaction as compared to the prior year period.

The number of fee-paying clients increased year‑over‑year from 316 clients in 2020 to 404 clients in 2021, and the number of clients who paid fees equal to or greater than $1 million increased from 205 clients in 2020 to 282 clients in 2021.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Expenses:
Compensation and benefits	$913,909	$560,803	$488,439	63%	15%
% of revenues	59%	59%	65%
Non-compensation expenses	$130,785	$116,764	$143,552	12%	-19%
% of revenues	8%	12%	19%
Total operating expenses	$1,044,694	$677,567	$631,991	54%	7%
% of revenues	68%	72%	85%

Our operating expenses are classified as compensation and benefits expenses and non‑compensation expenses. Compensation and benefits expenses account for the majority of our operating expenses. Non‑compensation expenses, which include the costs of professional fees, travel and related expenses, communication, technology and information services, occupancy, depreciation and other expenses, generally have been less significant in comparison with compensation and benefits expenses.

Year Ended December 31, 2021 versus 2020

Operating expenses were $1,044.7 million for the year ended December 31, 2021 and represented 68% of revenues, compared with $677.6 million for the same period in 2020 which represented 72% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses associated with greater revenues.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the mark-to-market impact on investments where our employees and the Moelis advisory platform contributed meaningfully to the value, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors and other bankers, the amount of compensation expenses amortized related to equity awards and other relevant factors. As a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity‑based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period. Incentive compensation, which is accrued throughout the year, is discretionary and dependent upon a number of factors including the performance of the Company and is generally awarded and paid during the first two months of the year with respect to prior year performance. The number of equity units granted (subject to a vesting schedule) as a component of the annual incentive award is determined with reference to the Company’s grant date fair value.

Year Ended December 31, 2021 versus 2020

For the year ended December 31, 2021, compensation‑related expenses of $913.9 million represented 59% of revenues, compared with $560.8 million which represented 59% of revenues in the prior year. The increase in compensation expenses was primarily related to higher discretionary bonus expense associated with greater revenues and certain gains recorded in other income and expenses as compared to the prior year period.

Non‑Compensation Expenses

Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses.

Historically, other than 2020 (the first year of COVID-19), our non-compensation expenses have increased as we have increased headcount which results from growing our business. This trend of growth in non-compensation expense may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Year Ended December 31, 2021 versus 2020

Non‑compensation expenses were $130.8 million in the year ended December 31, 2021, representing 8% of revenues, compared with $116.8 million, or 12% in the prior year. The increase in non-compensation expenses was primarily related to increased professional fees, communication, technology and info services, and travel and related expenses, which is the result of headcount growth, as well as greater transaction related charges associated with higher activity levels and increased business development activities.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2021 versus 2020

Other income and expenses were income of $40.4 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. The income of $40.4 million for the year ended December 31, 2021 is primarily related to a $20.2 million gain on the sale of 6.0 million shares of our investment in MA Financial and $9.9 million in dilution gains driven by MA Financial share issuances, partially offset by net unrealized losses of $2.8 million from the mark-to-market impact on shares received in lieu of cash for advisory services provided on certain transactions.

Provision for Income Taxes

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for certain foreign, state and local income taxes (for example, the New York City unincorporated business tax ("UBT")). The Company is subject to U.S. corporate, federal, state, and local income tax on its allocable share of results of operations from Group LP.

Years Ended December 31, 2021 versus 2020

The Company’s provision for income taxes and effective tax rates were $113.3 million and 21% and $51.7 million and 19% for the years ended December 31, 2021 and 2020, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company's allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

Liquidity and Capital Resources

Our current assets have historically been comprised of cash, short-term liquid investments and receivables related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued expenses, including accrued employee compensation. We pay a significant portion of incentive compensation during the first two months of each calendar year with respect to the prior year’s results. We also distribute estimated partner tax payments primarily in the first quarter of each year with respect to the prior year’s operating results. Therefore, levels of cash generally decline during the first quarter of each year after incentive compensation has been paid to our employees and estimated tax payments have been distributed to partners. Cash before dividends and share buybacks then typically builds over the remainder of the year.

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2021 and 2020, the Company had cash equivalents of $385.0 million and $119.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of December 31, 2021 and December 31, 2020, the Company had cash of $135.2 million and $83.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2021, and 2020, the Company held $201.0 million and $172.7 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2021, and 2020, accounts receivable were $41.9 million and $89.3 million, respectively, net of allowances of $2.8 million and $3.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2022, this facility will automatically extend to June 30, 2023. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2021, the Company had no borrowings under the credit facility.

As of December 31, 2021, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of December 31, 2021.

During February 2022, the Board of Directors of Moelis & Company declared a dividend of $0.60 per share to be paid on March 28, 2022 to Class A common stockholders of record on February 22, 2022. During the year ended December 31, 2021, the Company paid aggregate dividends of $6.80 per share which included special dividends of $4.50 per share and regular quarterly dividends of $2.30 per share.

During the years ended December 31, 2021 and 2020, the Company repurchased 1,914,097 and 1,201,525 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $148.1 million as of December 31, 2021.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the consolidated financial statements as of December 31, 2021 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$422,978	$218,438	$135,692
Non-cash charges	163,726	177,384	107,194
Other operating activities	350,276	33,393	(33,579)
Total operating activities	936,980	429,215	209,307
Investing Activities	(17,014)	(39,951)	(51,873)
Financing Activities	(602,541)	(351,790)	(252,692)
Effect of exchange rate changes	305	(2,762)	2,059
Net increase (decrease) in cash	317,730	34,712	(93,199)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$521,014	$203,284	$168,572

Year Ended December 31, 2021

Cash, cash equivalents and restricted cash were $521.0 million as of December 31, 2021, an increase of $317.7 million from $203.3 million as of December 31, 2020. Operating activities resulted in a net inflow of $937.0 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $17.0 million primarily attributable to cash outflows for purchases of investments. Financing activities resulted in a net outflow of $602.5 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Year Ended December 31, 2020

Cash, cash equivalents and restricted cash were $203.3 million as of December 31, 2020, an increase of $34.7 million from $168.6 million as of December 31, 2019. Operating activities resulted in a net inflow of $429.2 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $40.0 million primarily attributable to cash outflows for construction in progress. Financing activities resulted in a net outflow of $351.8 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of December 31, 2021, the Company has a total payable of $307.4 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $5.7 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were payments of $18.6 million made pursuant to the tax receivable agreement during 2021.

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

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. See “—Critical Accounting Policies and Estimates—Accounts Receivable and Allowance for Credit Losses.”

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2021 and 2020, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income was a loss of $0.4 million and $2.0 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

Critical Accounting Policies and Estimates

We believe that the critical accounting policies and estimates included below represent those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment.

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

Revenue and Expense Recognition

We earn substantially all of our revenues by providing advisory services related to mergers and acquisitions, recapitalizations and restructurings, capital markets transactions and other corporate finance matters. The Company also provides services related to securities underwriting and private funds advisory services. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

The Company recognizes the vast majority of its advisory services revenue over time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over time or at a point in time depends upon the type of service being provided and the related performance obligations. To identify our performance obligations, we evaluate all services promised in our engagement letters, whether implicit or explicit, and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

With respect to fairness opinions, fees are fixed and delivering the opinion is a separate performance obligation from other advisory services that may be promised under the same engagement letter; as such these revenues are recognized at a point in time when the engagement is formally completed and the client can obtain substantially all of the benefits from the service. Similarly, underwriting engagements are typically a single performance obligation and fees are generally recognized as revenue when the offering has been deemed to be completed by the lead manager of the underwriting group. In these instances, point in time recognition appropriately matches the transfer and consumption of our services.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2021 and 2020, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

To the Stockholders and Board of Directors of Moelis & Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, and the related notes and schedule, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements which was communicated or required to be communicated to the audit committee and (1) relates to accounts or disclosures which are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues from transaction fees as obligations are fulfilled and collection is reasonably assured. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable a revenue reversal will not occur in a future period. In certain instances, transaction fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period. The accounting for these instances involves significant management judgment, particularly as it relates to assessing whether (1) all conditions to recognize revenue have been met prior to the transaction closing and (2) it is probable a significant revenue reversal will not occur in a future period.

We identified the recognition of transaction fees at year end as a critical audit matter because of the judgment required to assess whether (1) all conditions to recognize revenue have been met prior to the transaction closing and (2) it is probable a significant revenue reversal will not occur in a future period. As such, auditing these transactions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the period in which transaction fees were recognized for certain transactions which closed subsequent to a reporting period included the following, among others:

•
We tested the design and operating effectiveness of the Company's controls over revenue recognition, including controls over the Company's assessment of transactions closed subsequent to the reporting period which might meet the criteria for recognition during a given reporting period.

•
We selected a sample of transactions that closed in the subsequent period, but were recognized in the previous reporting period, and performed the following:

•
Evaluated whether all conditions to recognize revenue have been met prior to the transaction closing and management's assertion it was probable a significant revenue reversal would not occur in the future, including (1) inquiry of management and (2) examination of documentation surrounding the transaction, including correspondence with parties outside of the Company and with members of the advisory deal teams.

•
Compared the revenue recognized to the consideration expected to be received based on the terms included in the engagement letter and any modifications agreed upon with customers.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 23, 2022

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$520,213	$202,477
Restricted cash	801	807
Receivables:
Accounts receivable, net of allowance for credit losses of $2,823 and $3,775 as of December 31, 2021 and December 31, 2020, respectively	41,870	89,297
Accrued and other receivables	27,698	11,916
Total receivables	69,568	101,213
Deferred compensation	11,499	12,004
Investments	263,341	211,826
Right-of-use assets	164,083	177,069
Equipment and leasehold improvements, net	59,163	49,977
Deferred tax assets	448,123	424,345
Prepaid expenses and other assets	18,890	16,726
Total assets	$1,555,681	$1,196,444
Liabilities and Equity
Compensation payable	$503,707	$220,058
Accounts payable, accrued expenses and other liabilities	69,883	25,026
Amount due pursuant to tax receivable agreement	307,363	307,581
Deferred revenue	4,539	2,692
Lease liabilities	191,890	196,614
Total liabilities	1,077,382	751,971
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 68,518,779 issued and 62,645,599 outstanding at December 31, 2021; 1,000,000,000 authorized, 61,986,927 issued and 58,027,844 outstanding at December 31, 2020)	685	620
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,686,344 issued and outstanding at December 31, 2021; 1,000,000,000 authorized, 5,948,750 issued and outstanding at December 31, 2020)	47	59
Treasury stock, at cost; 5,873,180 and 3,959,083 shares at December 31, 2021 and December 31, 2020, respectively	(256,320)	(152,170)
Additional paid-in-capital	1,280,498	1,052,322
Retained earnings (accumulated deficit)	(535,282)	(420,682)
Accumulated other comprehensive income (loss)	(560)	(201)
Total Moelis & Company equity	489,068	479,948
Noncontrolling interests	(10,769)	(35,475)
Total equity	478,299	444,473
Total liabilities and equity	$1,555,681	$1,196,444

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,540,611	$943,276	$746,534
Expenses
Compensation and benefits	913,909	560,803	488,439
Occupancy	26,533	30,033	20,209
Professional fees	21,826	18,378	19,229
Communication, technology and information services	35,373	32,181	31,590
Travel and related expenses	15,399	12,845	41,496
Depreciation and amortization	7,242	4,708	4,965
Other expenses	24,412	18,619	26,063
Total expenses	1,044,694	677,567	631,991
Operating income (loss)	495,917	265,709	114,543
Other income and (expenses)	40,396	4,404	32,962
Income (loss) before income taxes	536,313	270,113	147,505
Provision (benefit) for income taxes	113,335	51,675	11,813
Net income (loss)	422,978	218,438	135,692
Net income (loss) attributable to noncontrolling interests	57,765	39,607	30,597
Net income (loss) attributable to Moelis & Company	$365,213	$178,831	$105,095
Weighted-average shares of Class A common stock outstanding
Basic	63,125,497	56,566,645	50,373,874
Diluted	68,435,579	60,723,365	55,513,149
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$5.79	$3.16	$2.09
Diluted	$5.34	$2.95	$1.89

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$422,978	$218,438	$135,692
Foreign currency translation adjustment, net of tax	(431)	(2,040)	1,452
Other comprehensive income (loss)	(431)	(2,040)	1,452
Comprehensive income (loss)	422,547	216,398	137,144
Less: Comprehensive income (loss) attributable to noncontrolling interests	57,693	39,200	30,908
Comprehensive income (loss) attributable to Moelis & Company	$364,854	$177,198	$106,236

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$422,978	$218,438	$135,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,026	2,544	2,399
Depreciation and amortization	7,242	4,708	4,965
Equity-based compensation	167,938	133,623	124,212
Deferred tax provision	22,862	38,997	3,665
Gain on equity method investment	(30,091)	—	(20,714)
Other	(6,251)	(2,488)	(7,333)
Changes in assets and liabilities:
Accounts receivable	26,941	(46,698)	7,057
Accrued and other receivables	(14,721)	(983)	3,644
Prepaid expenses and other assets	(3,396)	1,236	(2,203)
Deferred compensation	505	(221)	(2,924)
Compensation payable	282,872	57,003	(35,381)
Accounts payable, accrued expenses and other liabilities	52,874	21,461	(2,569)
Deferred revenue	1,845	(347)	(4,051)
Dividends received	3,356	1,942	2,848
Net cash provided by (used in) operating activities	936,980	429,215	209,307
Cash flows from investing activities
Purchases of investments	(486,124)	(390,586)	(212,415)
Proceeds from sales of investments	456,302	391,494	120,102
Note payments received from (issued to) employees	70	(200)	—
Purchases of equipment and leasehold improvements	(16,426)	(40,659)	(6,467)
Proceeds from partial sale of equity method investment	29,164	—	46,907
Net cash provided by (used in) investing activities	(17,014)	(39,951)	(51,873)
Cash flows from financing activities
Payments for dividends and tax distributions	(479,963)	(282,920)	(209,178)
Payments under tax receivable agreement	(18,628)	(36,459)	(13,798)
Proceeds from exercise of stock options	—	11,923	21,459
Payments for treasury stock purchases	(104,150)	(44,334)	(51,175)
Other proceeds	200	—	—
Net cash provided by (used in) financing activities	(602,541)	(351,790)	(252,692)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	305	(2,762)	2,059
Net increase (decrease) in cash, cash equivalents, and restricted cash	317,730	34,712	(93,199)
Cash, cash equivalents, and restricted cash, beginning of period	203,284	168,572	261,771
Cash, cash equivalents, and restricted cash, end of period	$521,014	$203,284	$168,572
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$55,189	$(305)	$13,405
Other non-cash activity
Non-cash settlement of accounts receivable	$18,550	$—	$—
Settlement of partnership units not yet paid	$118	$—	$—
Class A Partnership Units or other equity converted into Class A Common Stock	$26,964	$14,964	$1,267
Dividends in kind	$63,374	$41,144	$33,299
Cumulative effect adjustment upon adoption of ASU 2016-13	$—	$364	$—
Forfeiture of fully-vested Group LP units or other equity units	$25	$96	$2,397

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2019	47,031,095	10,493,358	(1,426,115)	$470	$105	$(56,661)	$697,938	$(237,782)	$291	$(32,608)	$371,753
Net income (loss)	—	—	—	—	—	—	—	105,095	—	30,597	135,692
Equity-based compensation	4,399,851	—	—	44	—	—	123,958	—	—	210	124,212
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,141	311	1,452
Dividends declared ($3.25 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	33,299	(191,505)	—	(50,972)	(209,178)
Treasury stock purchases	—	—	(1,331,443)	—	—	(51,175)	—	—	—	—	(51,175)
Exercise of stock options	1,285,533	—	—	13	—	—	21,459	—	—	—	21,472
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	61,936	(61,936)	—	1	(1)	—	(1,580)	—	—	2,010	430
Equity-based payments to non-employees	—	—	—	—	—	—	729	—	—	—	729
Other	(4,798)	(33,507)	—	—	—	—	(3,012)	—	—	1,452	(1,560)
Balance as of December 31, 2019	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	393,827
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,556)	$1,432	$(49,000)	$393,463
Net income (loss)	—	—	—	—	—	—	—	178,831	—	39,607	218,438
Equity-based compensation	4,036,161	—	—	40	—	—	133,544	—	—	39	133,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,633)	(407)	(2,040)
Dividends declared ($4.1525 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	41,144	(274,957)	—	(49,107)	(282,920)
Treasury stock purchases	—	—	(1,201,525)	—	—	(44,334)	—	—	—	—	(44,334)
Exercise of stock options	727,984	—	—	7	—	—	11,916	—	—	—	11,923
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	4,449,165	(4,449,165)	—	45	(45)	—	(6,544)	—	—	20,722	14,178
Equity-based payments to non-employees	—	—	—	—	—	—	1,452	—	—	—	1,452
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of December 31, 2020	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	$—	$—	$—	$—	$365,213	$—	$57,765	$422,978
Equity-based compensation	3,714,605	—	—	36	—	—	142,507	—	—	25,395	167,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(359)	(72)	(431)
Dividends declared ($6.80 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	63,374	(479,813)	—	(63,524)	(479,963)
Treasury Stock Purchases	—	—	(1,914,097)	—	—	(104,150)	—	—	—	—	(104,150)
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	2,817,247	(1,262,406)	—	29	(12)	—	22,005	—	—	4,942	26,964
Equity-based payments to non-employees	—	—	—	—	—	—	315	—	—	—	315
Other	—	—	—	—	—	—	(25)	—	—	200	175
Balance as of December 31, 2021	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299

See notes to the consolidated financial statements.

Moelis & Company

Notes to the Consolidated Financial Statements

(dollars in thousands, except share amounts and where explicitly stated)

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

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, financial sponsors and governments, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings and other corporate finance matters.

Basis of Presentation—The consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

•
Moelis & Company LLC (“U.S. Broker Dealer”), a Delaware limited liability company, a registered broker‑dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
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
•
Moelis & Company Netherlands B.V., a private limited company incorporated in Amsterdam, Netherlands. In addition to Amsterdam, Moelis Netherlands maintains operations in Paris, France through a wholly owned subsidiary, Moelis & Company Netherlands B.V. French Branch
•
Moelis & Company Europe B.V., a private limited company incorporated in Amsterdam, Netherlands.
•
Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

•
Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.
•
Moelis & Company Saudi Limited, a limited liability company incorporated in Riyadh, Saudi Arabia.
•
An equity method investment in MA Financial Group Limited (previously known as Moelis Australia Limited) ("MA Financial"), a public company listed on the Australian Securities Exchange.
2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's consolidated financial statements.

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

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

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
•
the measurement of amount due pursuant to tax receivable agreement; and
•
other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2021 and 2020, is presented below.

	December 31,
	2021	2020
Cash	$135,217	$83,472
Cash equivalents	384,996	119,005
Restricted cash	801	807
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$521,014	$203,284

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of December 31, 2021 and 2020 were $20,041 and $19,603, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $743, $748 and $990 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13— “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") using the modified retrospective method. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $459. The tax effect of this adjustment increased retained earnings by $95, resulting in a net decrease of $364 as of January 1, 2020. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires estimates of future credit losses based on reasonable supporting information. The Company will continue to assess its CECL estimates and recognize changes to expected credit losses during the period in earnings.

The following tables summarize credit loss allowance activity for the twelve months ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$3,577	$198	$3,775	$4,088	$—	$4,088
Adjustment for adoption of ASU 2016-13	—	—	—	260	199	459
Allowance for Credit Losses, adjusted beginning balance	3,577	198	3,775	4,348	199	4,547
Charge-offs, foreign currency translation and other adjustments	(2,978)	—	(2,978)	(3,316)	—	(3,316)
Recoveries	(8,637)	(65)	(8,702)	(3,965)	(26)	(3,991)
Reduction to allowance	(11,615)	(65)	(11,680)	(7,281)	(26)	(7,307)
Provision for credit losses	10,659	69	10,728	6,510	25	6,535
Allowance for credit losses, ending balance	$2,621	$202	$2,823	$3,577	$198	$3,775

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

Level 3—Pricing inputs that are significant to the overall fair value measurement are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The determination of fair value is based on the best information available, may incorporate management's own assumptions, and involves a significant degree of judgment.

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

Investments Held at Cost — Investments without readily determinable fair values are measured at cost, less impairment. If the Company identifies an observable price change in an orderly transaction for an investment held at cost, it will measure the investment at fair value as of the date the observable transaction occurred. The Company shall reassess at each reporting period whether such investments should continue to be measured at cost, less impairment, or another method. Any resulting gain or loss from a change in measurement shall be recorded in other income and expenses on the consolidated statement of operations. Investments held at cost are reported within investments on the consolidated statements of financial condition.

Equity Method Investments—The Company accounts for its equity method investments under the equity method of accounting as the Company does not control these entities but has the ability to exercise significant influence. The amounts recorded in investments on the consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investment. The Company reflects its share of gains and losses of the investment in other income and expenses in the consolidated statements of operations using the most recently available earnings data at the end of the period.

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

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement –In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be issued and exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP. These increases in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

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

Effective January 1, 2020, the Company adopted ASU No. 2018-15, “Goodwill and Other —Internal Use Software” ("ASU 2018-15") using a prospective approach. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. See Note 4—Fixed and Intangible Assets below for further details on the Company’s capitalized cloud computing arrangements.

Revenue and Expense Recognition—We earn substantially all of our revenues by providing advisory services related to mergers and acquisitions, recapitalizations and restructurings, capital markets transactions and other corporate finance matters. The Company also provides services related to securities underwriting and private funds advisory services. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

The Company recognizes the vast majority of its advisory services revenues over time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over time or at a point in time depends upon the type of service being provided and the related performance obligations. To identify our performance obligations, we evaluate all services promised in our engagement letters, whether implicit or explicit, and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, our clients are continuously benefitting from our counsel and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g.

transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

With respect to fairness opinions, fees are fixed and delivering the opinion is a separate performance obligation from other advisory services that may be promised under the same engagement letter; as such these revenues are recognized at a point in time when the engagement is formally completed and the client can obtain substantially all of the benefits from the service. Similarly, underwriting engagements are typically a single performance obligation and fees are generally recognized as revenue when the offering has been deemed to be completed by the lead manager of the underwriting group. In these instances, point in time recognition appropriately matches the transfer and consumption of our services.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost is based on its grant‑date fair value based on quoted market prices at the time of grant amortized over the service period required by the award’s vesting terms. In certain instances, the Company may grant an equity-based award with a post-vesting restriction, which is reflected in the grant-date fair value of the award. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award's grant date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

The Company has terms that qualify certain employees to terminate their services while not forfeiting certain qualifying incentive RSUs granted during employment. For qualifying awards, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such RSUs will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Any unvested RSUs are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more‑likely‑than‑not that some or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2021, 2020 and 2019, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, no such amounts were recorded.

The Company recognizes excess tax benefits and deficiencies as income tax benefits or expenses in the consolidated statement of operations. These are reflected in accounts payable, accrued expenses and other liabilities within the consolidated statement of cash flows.

Effective January 1, 2021, the Company adopted ASU No. 2019-12, "Income Taxes" ("ASU 2019-12"). ASU 2019-12 removes certain rule exceptions to simplify accounting for income taxes. ASU 2019-12 has been incorporated into our provision for income taxes calculation and does not have a material impact to our overall income taxes.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for entities that are impacted by interest rate reform. Specifically, ASU 2020-04 allows for contracts under the scope of Topic 310—Receivables to be accounted for prospectively with the updated interest rate, among other specifications for debt, derivative instruments, and other contracts. ASU 2020-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application is permitted. The Company has evaluated this ASU and does not expect its adoption to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2021	2020
Office equipment	$15,883	$13,267
Furniture and fixtures	14,303	10,409
Leasehold improvements	61,054	36,286
Construction in progress	—	14,943
Total	91,240	74,905
Less accumulated depreciation and amortization	(32,077)	(24,928)
Equipment and leasehold improvements, net	$59,163	$49,977

Depreciation and amortization expenses for fixed assets totaled $7,242, $4,708 and $4,965 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021 and December 31, 2020, there were $2,127 and $2,503 of costs capitalized, net of $744 and $256 of accumulated amortization, respectively, within prepaid expenses and other assets on our consolidated statements of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $488 and $256 for the twelve months ended December 31, 2021 and December 31, 2020, respectively, and was recorded within communication, technology and information services on the consolidated statements of operations.

5.
INVESTMENTS

Investments Measured at Fair Value

Fair value investments are presented within investments on the Company’s consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. See Note 2 for further information on the Company's fair value hierarchy.

The estimated fair value of money market securities, U.S. Treasury instruments, common stock, and warrants are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in U.S. Treasury instruments with maturities of less than twelve months and considers U.S. Treasury instruments to be risk free and does not reserve for expected credit losses on these investments. From time to time, the Company may receive equity or other financial instruments from clients, in addition to cash, in partial satisfaction of services rendered. Common stock and warrants held of publicly-traded companies are categorized as level 1 in the fair value hierarchy.

The fair value of the Company's financial assets as of December 31, 2021, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$301,992	$—	$301,992	$—
Money market securities	83,004	—	83,004	—
Investments
U.S. treasury instruments	200,973	—	200,973	—
Common stock	15,964	15,964	—	—
Warrants	684	684	—	—
Total financial assets	$602,617	$16,648	$585,969	$—

For the twelve months ended December 31, 2021, unrealized losses of $2,788 were recognized in other income and expenses on the consolidated statement of operations related to equity investments measured at fair value held at

December 31, 2021. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $220,422 as of December 31, 2021.

The fair value of the Company's financial assets as of December 31, 2020 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$15,599	$—	$15,599	$—
Money market securities	103,406	—	103,406	—
Investments
U.S. treasury instruments	172,671	—	172,671	—
Total financial assets	$291,676	$—	$291,676	$—

For the year ended December 31, 2020, there were no unrealized gains or losses recognized in other income and expenses on the consolidated statement of operations related to equity investments measured at fair value held at December 31, 2020. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $172,640 as of December 31, 2020.

Investments Held at Cost

The Company made investments in the sponsors of several Atlas Crest Investment Corp. entities, each a special purpose acquisition company. The Company's Chief Executive Officer, Kenneth Moelis, is the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. The Company does not direct the activities of the Atlas Crest Sponsors or the related SPACs.

Investments in the Atlas Crest Sponsors (discussed in the preceding section) that do not have readily determinable fair values are measured at cost less impairment, and are included in investments on the consolidated statements of financial condition. As of December 31, 2021 and December 31, 2020, the aggregate investment balances of the Atlas Crest Sponsors held at cost was $1,895 and $887, respectively.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s consolidated statements of financial condition. As of December 31, 2021, and 2020, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Holdings PTY Limited) was $43,825 and $38,143, respectively. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operations.

During the years ended December 31, 2021, 2020, and 2019, MA Financial declared dividends, of which the Company received $3,356, $1,942, and $2,848, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During the year ended December 31, 2021, the Company recognized gains of $9,917 related to share issuances by MA Financial. The shares were issued at fair values greater than the carrying values of the ownership interests held, resulting in dilution gains. During the years ended December 31, 2021, and 2019, the Company sold 6.0 million shares and 20.5 million shares of MA Financial common stock, respectively, resulting in gains of $20,174, and $20,714, respectively. All gains were recorded in other income and expenses on the consolidated statements of operations. The Company’s ownership interest in MA Financial was reduced by each transaction.

6.
INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2021	2020	2019
U.S.	$468,725	$264,047	$156,983
Non-U.S.	67,588	6,066	(9,478)
Income (loss) before income taxes	$536,313	$270,113	$147,505

The current and deferred components of the income tax provision for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Year Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$63,979	$8,207	$4,527
State and Local	15,875	2,955	3,212
Foreign	10,619	1,517	409
	$90,473	$12,679	$8,148
Deferred income taxes:
Federal	$20,811	$31,773	$3,084
State and Local	4,295	7,122	613
Foreign	(2,244)	101	(32)
Total	$113,335	$51,675	$11,813

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2021	2020	2019
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to state and local taxes	3.6%	3.7%	4.3%
Rate benefit as a U.S. limited partnership/flow through	-2.3%	-3.1%	-4.4%
Excess tax benefit from equity compensation delivery	-3.4%	-2.6%	-11.9%
Foreign taxes	1.3%	0.0%	-0.4%
Non-deductible expenses	2.2%	1.1%	0.8%
Other	-1.3%	-1.0%	-1.4%
Effective income tax rate	21.1%	19.1%	8.0%

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

The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2021	2020
Net operating loss	$9,867	$9,751
Step-up in tax basis in Group LP assets	384,080	369,216
Deferred compensation	63,778	56,628
Lease liability	43,479	43,214
Other	12,631	—
	513,835	478,809
Valuation allowance on NOL and other	(18,368)	(10,445)
Deferred tax asset	$495,467	$468,364

Right-of-use asset	$(37,117)	$(38,862)
Other	(10,227)	(5,157)
Deferred tax liability	$(47,344)	$(44,019)

Net deferred tax asset	$448,123	$424,345

The Company recorded an increase in the net deferred tax asset of $23,778 for the twelve months ended December 31, 2021, which was primarily attributable to an increase in the step-up in tax basis in Group LP assets in connection with the exchanges of Group LP partnership units for Class A common stock during 2021, partially offset by the amortization of tax basis in the Group LP assets. Approximately $22,249 of this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $18,912) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital. The Company also recorded an increase in the deferred tax asset related to deferred compensation.

As of December 31, 2021, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $38,989 for which it has recorded a deferred tax asset of $9,867. Approximately $38,836 of the operating losses (or $9,828 of the deferred tax asset) has an indefinite life and $153 of the operating losses (or $39 of the deferred tax asset) will expire in 2027.

The Company’s operations are generally comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities generally represent obligations of their interest holders. The Company is subject to certain foreign, state and local entity-level taxes (for example, the New York City Unincorporated Business Tax ("UBT")). In addition, the Company is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from Group LP.

The Company’s tax years for 2020, 2019 and 2018 are generally subject to examination by the tax authorities as of December 31, 2021. The Company does not expect any material changes in its tax provision related to any outstanding current examinations as of December 31, 2021. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2021, 2020 and 2019.

7.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2021, 2020 and 2019 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2021		2020		2019
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$365,213		$178,831		$105,095
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$365,213		$178,831		$105,095
Denominator:
Weighted average shares of Class A common stock outstanding—basic		63,125,497		56,566,645		50,373,874
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	5,310,082	(b)	4,156,720	(b)	5,139,275
Weighted average shares of Class A common stock outstanding—diluted		68,435,579		60,723,365		55,513,149
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$5.79		$3.16		$2.09
Diluted		$5.34		$2.95		$1.89

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 76,040,864 shares for the year ended December 31, 2021, 71,950,031 shares for the year ended December 31, 2020 and 68,516,397 shares for the year ended December 31, 2019. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the year ended December 31, 2021, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
(b)
Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the years ended December 31, 2021, 2020 and 2019, there were 289, 5,475 and 64,676 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

8.
EQUITY‑BASED COMPENSATION

2014 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non‑employee directors, independent contractors, partners, senior advisors and consultants. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock‑based awards (including partnership interests that are exchangeable into stock upon satisfaction of certain conditions) and cash awards.

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $167,938, $133,583 and $123,395, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the years ended December 31, 2021, 2020 and 2019.

	Restricted Stock Units
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,742,695	$41.45	8,414,130	$42.19	8,761,224	$37.59
Granted	3,875,588	54.84	4,456,157	37.58	4,384,073	44.59
Forfeited	(432,846)	47.31	(149,592)	40.73	(273,698)	45.22
Vested	(4,117,317)	42.56	(3,978,000)	39.01	(4,457,469)	34.63
Unvested Balance at December 31,	8,068,120	$46.36	8,742,695	$41.45	8,414,130	$42.19

In addition, the Company issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's consolidated statements of financial condition. Further, these Partnership Units generally vest over a service life of five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the third anniversary of the grant-date. During the year ended December 31, 2021, the Company granted 395,834 Partnership Units with a grant-date fair value of $21,672.

As of December 31, 2021, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $129,547, which is expected to be recognized over a weighted‑average period of 1.5 years.

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

The following table summarizes activity related to stock options for the years ended December 31, 2020 and 2019.

	Stock Options Outstanding
	2020		2019
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
	Outstanding	Per Share	Outstanding	Per Share
Outstanding at January 1,	728,534	$15.95	2,017,067	$15.95
Exercises	(728,534)	15.95	(1,285,533)	15.95
Forfeitures or expirations	—	—	(3,000)	15.95
Outstanding at December 31,	—	$—	728,534	$15.95

For the years ended December 31, 2021, 2020 and 2019, the Company recognized expenses of $0, $0, and $606 respectively, in relation to stock options. As of April 2020, no stock options remain outstanding.

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

As of December 31, 2021, there were 68,518,779 shares of Class A common stock issued, 5,873,180 shares of treasury stock, and 62,645,599 shares outstanding. As of December 31, 2020, there were 61,986,927 shares of Class A common stock issued, 3,959,083 shares of treasury stock, and 58,027,844 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of December 31, 2021, and December 31, 2020, 4,686,344 and 5,948,750 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2021 and 2020, the Company repurchased 1,914,097 and 1,201,525 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $104,150 and $44,334, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2021 and 2020.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In July 2021, the Board of Directors authorized the repurchase of an additional $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program is $148,101 as of December 31, 2021.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2021 and 2020, partners held 6,090,500 and 8,508,857 Group LP partnership units, respectively, representing a 9% and 13% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 62,645,599 shares of Class A common stock outstanding as of December 31, 2021 (58,027,844 as of December 31, 2020), represents the controlling interest.

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

For the years ended December 31, 2021, 2020, and 2019, the Company incurred $1,295, $1,295 and $1,674 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes—As of December 31, 2021, there were $219 of unsecured promissory notes from employees held by the Company (December 31, 2020: $389). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes held bear fixed interest rates ranging from 3.00% to 4.00%. During the years ended December 31, 2021, 2020 and 2019, the Company received $70, $0 and $0, respectively, of principal repayments and recognized interest income of $11, $12 and $8, respectively, on such notes, respectively, which is included in other income and expenses on the consolidated statements of operations. During the year ended December 31, 2021, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $220, $296 and $248 for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2021 and 2020, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. For the years ended December 31, 2021 and December 31, 2020, this fee totaled $200 and $20, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of December 31, 2021 and December 31, 2020, the Company had no balances due from the Atlas Crest Entities or their sponsors.

MA Financial—As of December 31, 2021 and 2020, the Company had net balances of $0 and $5 due to MA Financial, respectively, which is reflected in accrued and other receivables on the consolidated statements of financial condition. These balances consist of amounts due to or from MA Financial for advisory services performed as well as billable expenses incurred by the Company on behalf of MA Financial during the period. The relationship between the Company and MA Financial is governed by a services agreement.

Revenues—From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $30,346, $0 and $210 for the years ended December 31, 2021, 2020 and 2019, respectively.

11.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of December 31, 2021, U.S. Broker Dealer had net capital of $180,342, which was $180,092 in excess of its required net capital. As of December 31, 2020, U.S. Broker Dealer had net capital of $96,800 which was $96,550 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

12.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit— The Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2022. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2023. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of December 31, 2021 and 2020, the Company had no borrowings under the credit facility.

As of December 31, 2021, the Company’s available credit under this facility was $64,235 as a result of the issuance of an aggregate amount of $765 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

On May 24, 2021, U.S. Broker Dealer entered into a $30,000 revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under this facility, the Company may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September, and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of December 31, 2021.

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

	Year Ended December 31,
($ in thousands)	2021		2020		2019
Supplemental Income Statement Information:
Operating lease cost	$24,550		$26,669		$16,980

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$16,278		$17,957		$19,373
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$4,731		$7,062		$160,657

Other Information
Weighted-average remaining lease term - operating leases	13.28	years	13.72	years	14.03	years
Weighted-average discount rate - operating leases		3.52%		3.52%		3.53%

As of December 31, 2021, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
2022	$(903)	$23,030
2023	(903)	22,022
2024	(903)	20,130
2025	(451)	17,401
2026	—	16,307
Thereafter	—	162,584
Total Payments	$(3,160)	$261,474

Less: Tenant improvement allowances		(14,303)
Less: Present value adjustment		(55,281)
Total		$191,890

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

13.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019, in the amounts of $3,989, $3,111 and $2,860, respectively.

14.
REVENUES AND BUSINESS INFORMATION

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, financial sponsors, governments and sovereign wealth funds, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Revenues:
United States	$1,312,792	$794,337	$635,787
Europe	157,158	92,660	78,842
Rest of World	70,661	56,279	31,905
Total	$1,540,611	$943,276	$746,534

	December 31,	December 31,
	2021	2020
Assets:
United States	$1,356,193	$1,012,831
Europe	92,605	78,470
Rest of World	106,883	105,143
Total	$1,555,681	$1,196,444

As of December 31, 2021, and December 31, 2020, the Company had deferred revenues of $4,539 and $2,692, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the years ended December 31, 2021 and December 31, 2020, $2,558 and $2,354 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on March 28, 2022, to Class A common stockholders of record on February 22, 2022.

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2021

(dollars in thousands)

	Allowance for Credit
	Losses(1)
	2021	2020	2019
Balance at beginning of period	$3,775	$4,088	$1,975
Additions:
Bad debt expense	2,026	2,544	2,399
Deductions:
Charge-offs, foreign currency translation and other adjustments	(2,978)	(2,857)	(286)
Balance at end of period	$2,823	$3,775	$4,088
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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B. Other Information

Master Services Agreement

In April 2014, we entered into a Master Services Agreement with Old Holdings, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Old Holdings’ subsidiaries, which has been renewed annually through 2021. On February 23, 2022, we entered into a renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.21.

Amended and Restated Bylaws

On February 23, 2022, the Board of Directors of Moelis & Company approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective February 23, 2022. Prior to this amendment, the Bylaws provided that directors shall be elected by a plurality of votes cast with respect to that director’s election. Section 3.1 of the Bylaws was amended to provide that, in an election that is not a Contested Election (as defined in the Bylaws), (i) directors shall be elected by a majority of the votes cast with respect to that director’s election and (ii) any incumbent director must submit an irrevocable resignation in order to become a nominee of the Board of Directors, provided that, such resignation shall be effective if that person does not receive a majority of the votes cast in an election that is not a Contested Election and the Board of Directors accepts that resignation in accordance with its policies and procedures, as set forth in the Bylaws. The Board of Directors is not required to accept the resignation of an incumbent director that fails to receive a majority of the votes cast in an election that is not a Contested Election. The Nominating and Corporate Governance Committee of the Board of Directors will make a recommendation to the Board of Directors whether to accept or reject such incumbent director’s resignation or whether other action should be taken. The Board of Directors, taking into account the Nominating and Corporate Governance Committee’s recommendation, will decide whether to accept or reject such incumbent director’s resignation and will publicly disclose its decision, including, if the Board of Directors determines to reject such resignation, the rationale of the decision. If the Board of Directors accepts a director’s resignation, or if a nominee for director is not elected and the nominee is not an incumbent director, then the Board of Directors may fill the resulting vacancy by vote of a majority of the Board of Directors then in office, even if less than a quorum, or by a sole remaining director, or may decrease the size of the Board of Directors in accordance with the Company’s Bylaws.

The Amended and Restated Bylaws are filed as an exhibit to this Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2022 annual meeting of stockholders (“2022 Proxy Statement”), expected to be held in June 2022, and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Restricted Stock	Securities Reflected
	Plan Category		Units(2)	In First Column)(3)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	10,760,096	6,142,797
Equity compensation plans not approved by shareholders	None		—	—
Total			10,760,096	6,142,797

(1)
Our 2014 Omnibus Incentive Plan was approved by our security holders in April 2014. See “Note 8—Equity-Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.

(2)
Excludes 6,090,500 Group LP Partnership Units.

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

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of Moelis & Company, dated as of February 23, 2022

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

10.3

Stockholders Agreement, dated April 15, 2014, by and between the Registrant and Moelis & Company Partner Holdings LP, Kenneth Moelis, The Moelis Irrevocable Trust and The Moelis Family Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.4**

Statement of Terms and Conditions of the 2014 Incentive Restricted Stock Unit Award for Managing Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.5**

Statement of Terms and Conditions of the 2014 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.6**

Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on February 27, 2015)

10.7

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.8

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019)

10.9

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.11

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.13**

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.16

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.17

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.19

Master Services Agreement, dated February 26, 2020 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K Filed on February 27, 2020)

10.20

Master Services Agreement, dated April 28, 2021 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q Filed on April 29, 2021)

10.21	Master Services Agreement, dated February 23, 2022 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

______________________________

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of February, 2022.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 23, 2022
Chris Callesano

/s/ ERIC CANTOR	Vice Chairman and Director	February 23, 2022
Eric Cantor

/s/ JOHN A. ALLISON	Director	February 23, 2022
John A. Allison

/s/ YOLONDA C. RICHARDSON	Director	February 23, 2022
Yolonda C. Richardson

/s/ KENNETH L. SHROPSHIRE	Director	February 23, 2022
Kenneth L. Shropshire