Form 10-Q
period 2022-03-31
Moelis & Co
filed 2022-04-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36418

Moelis & Company

(Exact name of registrant as specified in its charter)

Delaware	46-4500216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue, 4th Floor, New York NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 883-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name of Exchange on which registered
Class A Common Stock	MC	New York Stock Exchange (NYSE)

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

As of April 14, 2022, there were 64,827,108 shares of Class A common stock, par value $0.01 per share, and 4,685,898 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$130,420	$520,213
Restricted cash	635	801
Receivables:
Accounts receivable, net of allowance for credit losses of $2,281 and $2,823 as of March 31, 2022 and December 31, 2021, respectively	39,273	41,870
Accrued and other receivables	15,372	27,698
Total receivables	54,645	69,568
Deferred compensation	22,346	11,499
Investments	228,346	263,341
Right-of-use assets	160,137	164,083
Equipment and leasehold improvements, net	59,583	59,163
Deferred tax assets	422,636	448,123
Prepaid expenses and other assets	18,531	18,890
Total assets	$1,097,279	$1,555,681
Liabilities and Equity
Compensation payable	$99,953	$503,707
Accounts payable, accrued expenses and other liabilities	52,316	69,883
Amount due pursuant to tax receivable agreement	307,115	307,363
Deferred revenue	5,573	4,539
Lease liabilities	187,407	191,890
Total liabilities	652,364	1,077,382
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 71,824,917 issued and 63,930,282 outstanding at March 31, 2022; 1,000,000,000 authorized, 68,518,779 issued and 62,645,599 outstanding at December 31, 2021)	718	685
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,685,898 issued and outstanding at March 31, 2022; 1,000,000,000 authorized, 4,686,344 issued and outstanding at December 31, 2021)	47	47
Treasury stock, at cost; 7,894,635 and 5,873,180 shares at March 31, 2022 and December 31, 2021, respectively	(354,249)	(256,320)
Additional paid-in-capital	1,306,290	1,280,498
Retained earnings (accumulated deficit)	(514,502)	(535,282)
Accumulated other comprehensive income (loss)	(1,247)	(560)
Total Moelis & Company equity	437,057	489,068
Noncontrolling interests	7,858	(10,769)
Total equity	444,915	478,299
Total liabilities and equity	$1,097,279	$1,555,681

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$302,088	$263,866
Expenses
Compensation and benefits	176,637	156,499
Occupancy	5,810	7,695
Professional fees	4,315	5,999
Communication, technology and information services	8,779	8,659
Travel and related expenses	7,643	1,610
Depreciation and amortization	2,039	1,449
Other expenses	7,438	9,512
Total expenses	212,661	191,423
Operating income (loss)	89,427	72,443
Other income and (expenses)	(2,235)	3,179
Income (loss) before income taxes	87,192	75,622
Provision (benefit) for income taxes	13,598	(176)
Net income (loss)	73,594	75,798
Net income (loss) attributable to noncontrolling interests	7,879	9,269
Net income (loss) attributable to Moelis & Company	$65,715	$66,529
Weighted-average shares of Class A common stock outstanding
Basic	64,824,347	60,932,966
Diluted	70,000,473	66,360,217
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.01	$1.09
Diluted	$0.94	$1.00

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$73,594	$75,798
Foreign currency translation adjustment, net of tax	(764)	(744)
Other comprehensive income (loss)	(764)	(744)
Comprehensive income (loss)	72,830	75,054
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,802	9,180
Comprehensive income (loss) attributable to Moelis & Company	$65,028	$65,874

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$73,594	$75,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	(288)	3,149
Depreciation and amortization	2,039	1,449
Equity-based compensation	37,067	50,963
Deferred tax provision	25,973	21,245
Other	3,192	(2,615)
Changes in assets and liabilities:
Accounts receivable	2,643	14,401
Accrued and other receivables	11,957	(32,589)
Prepaid expenses and other assets	463	(587)
Deferred compensation	(10,957)	(3,660)
Compensation payable	(403,408)	(160,178)
Accounts payable, accrued expenses and other liabilities	(17,798)	1,969
Deferred revenue	1,040	5,409
Dividends received	2,029	2,279
Net cash provided by (used in) operating activities	(272,454)	(22,967)
Cash flows from investing activities
Purchases of investments	(117,432)	(78,723)
Proceeds from sales of investments	147,250	173,046
Note payments received from (issued to) employees	—	70
Purchases of equipment and leasehold improvements	(2,458)	(3,539)
Net cash provided by (used in) investing activities	27,360	90,854
Cash flows from financing activities
Payments for dividends and tax distributions	(45,647)	(39,685)
Payments for treasury stock purchases	(97,929)	(74,211)
Payments under tax receivable agreement	(248)	—
Other proceeds	100	—
Net cash provided by (used in) financing activities	(143,724)	(113,896)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1,141)	(792)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(389,959)	(46,801)
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$131,055	$156,483
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$7,165	$1,913
Other non-cash activity
Class A Partnership Units or other equity converted into Class A Common Stock	$150	$3,903
Dividends in kind	$5,572	$5,131
Forfeiture of fully-vested Group LP units or other equity units	$—	$25

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Issuance of Class A common stock and cancellation of Class B common stock in connection with offerings and other exchanges	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580

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

Basis of Presentation —The condensed consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

•
Moelis & Company LLC (“U.S. Broker Dealer”), a Delaware limited liability company, a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
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

•
Moelis & Company India Private Limited, a private limited company incorporated in Mumbai, India.

•
Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.

•
Moelis & Company Saudi Limited, a limited liability company incorporated in Riyadh, Saudi Arabia

•
An equity method investment in MA Financial Group Limited (previously known as Moelis Australia Limited) (“MA Financial”), a public company listed on the Australian Securities Exchange.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting —The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates —The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

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

•
the measurement of amount due pursuant to tax receivable agreement; and

•
other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2022 and 2021, is presented below.

	March 31,
	2022	2021
Cash	$109,358	$97,899
Cash equivalents	21,062	57,503
Restricted cash	635	1,081
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$131,055	$156,483

Additionally, as of December 31, 2021, the Company held cash of $135,217 and cash equivalents of $384,996.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2022 and December 31, 2021 were $11,064 and $20,041, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $294 and $204 for the three months ended March 31, 2022 and 2021, respectively.

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

The following tables summarize credit loss allowance activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,621	$202	$2,823	$3,577	$198	$3,775
Charge-offs, foreign currency translation and other adjustments	(186)	(68)	(254)	(741)	—	(741)
Recoveries	(740)	(87)	(827)	(1,126)	—	(1,126)
Provision for credit losses	475	64	539	4,253	22	4,275
Allowance for credit losses, ending balance	$2,170	$111	$2,281	$5,963	$220	$6,183

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

The determination of fair value is based on the best information available, may incorporate management’s own assumptions, and involves a significant degree of judgment.

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

Revenue and Expense Recognition—We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fund raisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

The Company recognizes the vast majority of its advisory services revenues over time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over time or at a point in time depends upon the type of service being provided and the related performance obligations. We identify the performance obligations in our engagement letters and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, our clients are continuously benefitting from our advice and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2022 and 2021, no such amounts were recorded.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for entities that are impacted by interest rate reform. Specifically, ASU 2020-04 allows for contracts under the scope of Topic 310—Receivables to be accounted for prospectively with the updated interest rate, among other specifications for debt, derivative instruments, and other contracts. ASU 2020-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application is permitted. The Company has evaluated this ASU and does not expect its adoption to have a material impact to the Company's condensed consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2022	2021
Office equipment	$15,469	$15,883
Furniture and fixtures	14,306	14,303
Leasehold improvements	61,705	61,054
Total	91,480	91,240
Less accumulated depreciation and amortization	(31,897)	(32,077)
Equipment and leasehold improvements, net	$59,583	$59,163

Depreciation and amortization expenses for fixed assets totaled $2,039 and $1,449 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December, 31, 2021, there were $2,005 and $2,127 of costs capitalized, net of $866 and $744 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended March 31, 2022 and 2021, and was recorded within communication, technology and information services on the condensed consolidated statements of operations.

5.
INVESTMENTS

Investments Measured at Fair Value

Fair value investments are presented within investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. See Note 2 for further information on the Company's fair value hierarchy.

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

The fair value of the Company's financial assets as of March 31, 2022, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$9,996	$—	$9,996	$—
Money market securities	11,066	—	11,066	—
Investments
U.S. treasury instruments	171,114	—	171,114	—
Common stock	12,231	12,231	—	—
Warrants	537	537	—	—
Total financial assets	$204,944	$12,768	$192,176	$—

For the three months ended March 31, 2022, unrealized losses of $3,880 were recognized in other income and expenses on the condensed consolidated statement of operations related to equity investments measured at fair value held at March 31, 2022. The cost basis of the financial assets recorded at fair value is included in investments on the condensed consolidated statement of financial condition was $190,598 as of March 31, 2022.

The fair value of the Company's financial assets as of December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$301,992	$—	$301,992	$—
Money market securities	83,004	—	83,004	—
Investments
U.S. treasury instruments	200,973	—	200,973	—
Common stock	15,964	15,964	—	—
Warrants	684	684	—	—
Total financial assets	$602,617	$16,648	$585,969	$—

For the three months ended March 31, 2021, there were no unrealized gains or losses recognized in other income and expenses on the condensed consolidated statement of operations related to equity investments measured at fair value at March 31, 2021. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $220,422 as of December 31, 2021.

Investments Held at Cost

The Company made investments in the sponsors (collectively referred to herein as "Atlas Crest Sponsors") of several Atlas Crest Investment Corp. entities (each an "Atlas Crest Entity" and collectively referred to as "Atlas Crest Entities"), each a special purpose acquisition company ("SPAC"). The Company's Chief Executive Officer, Kenneth Moelis, is the managing member of the Atlas Crest Sponsors and serves as Non-Executive Chairman of the Atlas Crest Entities. The Company does not direct the activities of the Atlas Crest Sponsors or the related SPACs.

Investments in the Atlas Crest Sponsors (discussed in the preceding section) that do not have readily determinable fair values are measured at cost less impairment and are included in investments on the condensed consolidated statements of financial condition. As of March 31, 2022, and the December 31, 2021, the aggregate investment balances of the Atlas Crest Sponsors held at cost was $1,895.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $42,569 and $43,825. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the three months ended March 31, 2022 and March 31, 2021, MA Financial declared dividends, of which the Company received $2,029 and $2,279, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

From time to time, MA Financial may issue shares in connection with a transaction or employee compensation which reduces the Company's ownership interest in MA Financial and can result in dilution gains or losses. Such gains or losses are recorded in other income and expenses on the condensed consolidated statements of operation.

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2022 and 2021 are presented below.

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2022		2021
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$65,715		$66,529
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$65,715		$66,529
Denominator:
Weighted average shares of Class A common stock outstanding—basic		64,824,347		60,932,966
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	5,176,126	(b)	5,427,251
Weighted average shares of Class A common stock outstanding—diluted		70,000,473		66,360,217
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$1.01		$1.09
Diluted		$0.94		$1.00

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 76,469,649 and 74,625,284 for the three months ended March 31, 2022 and 2021, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2022 and 2021, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended March 31, 2022 and 2021, there were 3,308 and 1,539 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

7.
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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2022 and 2021, the Company recognized expense of $37,067 and $50,963, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the three months ended March 31, 2022 and 2021.

	Restricted Stock Units
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,068,120	$46.36	8,742,695	$41.45
Granted	2,761,285	49.91	2,704,521	54.74
Forfeited	(26,800)	47.92	(34,974)	48.44
Vested	(2,828,354)	46.49	(3,528,273)	42.17
Unvested Balance at March 31,	7,974,251	$47.68	7,883,969	$46.15

In addition, the Company issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Further, these Partnership Units generally vest over a service life of five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the third anniversary of the grant-date. For the three months ended March 31, 2022 and 2021, the Company granted 809,899 and 395,834 Partnership Units with a grant-date fair value of $38,413 and $21,672, respectively.

As of March 31, 2022, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $229,224, which is expected to be recognized over a weighted-average period of 2.1 years.

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

As of March 31, 2022, there were 71,824,917 shares of Class A common stock issued, 7,894,635 shares of treasury stock, and 63,930,282 shares outstanding. As of December 31, 2021, there were 68,518,779 shares of Class A common stock issued, 5,873,180 shares of treasury stock, and 62,645,599 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of March 31, 2022, and December 31, 2021, 4,685,898 and 4,686,344 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the three months March 31, 2022 and 2021, the Company repurchased 2,021,455 and 1,363,934 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $97,929 and $74,211, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2022 and 2021.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In July 2021, the Board of Directors authorized the repurchase of an additional $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $109,025 as of March 31, 2022.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2022 and December 31, 2021, partners held 6,901,884 and 6,090,500 Group LP partnership units, respectively, representing a 10% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 63,930,282 shares of Class A common stock outstanding as of March 31, 2022 (62,645,599 as of December 31, 2021), represents the controlling interest.

9.
RELATED‑PARTY TRANSACTIONS

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

For the three months ended March 31, 2022 and 2021, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively.

Promissory Notes —As of March 31, 2022, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2021: $219). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held bear fixed interest rates ranging from 3.00% to 4.00%. During each of the three months ended March 31, 2022 and 2021, the Company received $0 and $70, respectively, of principal repayments and recognized interest income of $5 and $5, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $55 and $57 for the three months ended March 31, 2022 and 2021, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2022 and December 31, 2021, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. For the three months ended March 31, 2022 and 2021, these fees totaled $30 and $50, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of March 31, 2022, and December 31, 2021, the Company had no balances due from the Atlas Crest Entities or their sponsors.

Revenues —From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $159 and $0 for the three months ended March 31, 2022 and 2021, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of March 31, 2022, U.S. Broker Dealer had net capital of $205,967, which was $205,717 in excess of its required net capital. As of December 31, 2021, U.S. Broker Dealer had net capital of $180,342 which was $180,092 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2022. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2023. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the credit facility.

As of March 31, 2022, the Company’s available credit under this facility was $64,227 as a result of the issuance of an aggregate amount of $773 of various standby letters of credit, which were required in connection with certain office lease and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

On May 24, 2021, U.S. Broker Dealer entered into a $30,000 revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under this facility, the Company may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of March 31, 2022.

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

	Three Months Ended
	March 31,
($ in thousands)	2022		2021
Supplemental Income Statement Information:
Operating lease cost	$5,597		$7,154

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash outflows for operating leases	$5,767		$5,980
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period):	$—		$321

Other Information
Weighted-average remaining lease term - operating leases	13.16	years	13.69	years
Weighted-average discount rate - operating leases	3.52%		3.52%

As of March 31, 2022, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2022	$(659)	$16,792
2023	(878)	21,964
2024	(878)	20,066
2025	(439)	17,375
2026	—	16,300
Thereafter	—	162,584
Total Payments	$(2,854)	$255,081

Less: Tenant improvement allowances		(14,303)
Less: Present value adjustment		(53,371)
Total		$187,407

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2022 and 2021, in the amounts of $715 and $715, respectively.

13.
INCOME TAXES

The Company’s operations are comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities represent obligations of their interest holders, except for certain other foreign, state, and local entity-level taxes (for example, the New York City Unincorporated Business Tax (“UBT”)). In addition, the Company is subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provisions for income tax and effective tax rate were an expense of $13,598 and 15.6% and a benefit of $176 and (0.2%) for the three months ended March 31, 2022 and 2021, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefit for the three months ended March 31, 2022 and 2021 were $8,551 and $17,542, respectively.

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

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$248,326	$206,252
Europe	45,378	43,716
Rest of World	8,384	13,898
Total	$302,088	$263,866

	March 31,	December 31,
	2022	2021
Assets:
United States	$932,684	$1,356,193
Europe	83,845	92,605
Rest of World	80,750	106,883
Total	$1,097,279	$1,555,681

As of March 31, 2022, and December 31, 2021, the Company had deferred revenues of $5,573 and $4,539, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2022 and 2021, $2,873 and $1,682 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following event. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on June 8, 2022, to Class A common stockholders of record on May 9, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we served our clients globally with 682 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2022 and 2021, referenced throughout this Form 10-Q was obtained from Refinitiv as of April 5, 2022, and April 5, 2021, respectively.

For the first three months of 2022, we earned GAAP revenues of $302.1 million compared with $263.9 million earned during the same period in 2021. This represents an increase of 14% year over year and compares favorably with a negligible increase in the number of global completed M&A transactions greater than $100 million in the same period.

The three months ended March 31, 2022 marked the slowest quarter of global M&A announcements over the last seven quarters. Despite the slowdown in announcements during the period, we believe that the underlying drivers of the robust M&A environment seen over the past eighteen months remain in place for calendar year 2022. This should allow solid levels of M&A activity to persist in the near to intermediate term. The availability of capital and financing solutions has meaningfully improved since the onset of the pandemic, and the pace of our new restructuring mandates have slowed dramatically as a result. However, the record level of corporate debt that has accumulated may provide a solid level of restructuring activity for the firm over the long-term. In addition, we continue to expand our capital markets business, which positions us to provide advice to companies across all sectors on their capital and liquidity needs.

We believe that the war in Ukraine, shifts in regulatory requirements, and inflation may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage. Our team of investment banking professionals continues to be very active, providing high quality advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	2022	2021	Variance
Revenues	$302,088	$263,866	14%
Expenses:
Compensation and benefits	176,637	156,499	13%
Non-compensation expenses	36,024	34,924	3%
Total operating expenses	212,661	191,423	11%
Operating income (loss)	89,427	72,443	23%
Other income and (expenses)	(2,235)	3,179	N/M
Income (loss) before income taxes	87,192	75,622	15%
Provision (benefit) for income taxes	13,598	(176)	N/M
Net income (loss)	$73,594	$75,798	-3%

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

Three Months Ended March 31, 2022 versus 2021

Revenues were $302.1 million for the three months ended March 31, 2022 as compared with $263.9 million for the same period in 2021, representing an increase of 14%. The increase in revenues was primarily driven by an increase in average fees earned per completed transaction as compared to the prior year period.

For the three months ended March 31, 2022 and 2021, we earned revenues from 145 clients and 178 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 58 clients and 68 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2022	2021	Variance
Expenses:
Compensation and benefits	$176,637	$156,499	13%
% of revenues	58%	59%
Non-compensation expenses	$36,024	$34,924	3%
% of revenues	12%	13%
Total operating expenses	$212,661	$191,423	11%
% of revenues	70%	73%

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

Three Months Ended March 31, 2022 versus 2021

Operating expenses were $212.7 million for the three months ended March 31, 2022 and represented 70% of revenues, compared with $191.4 million for the same period in 2021 which represented 73% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expenses associated with greater revenues and headcount.

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

Three Months Ended March 31, 2022 versus 2021

For the three months ended March 31, 2022, compensation related expenses of $176.6 million represented 58% of revenues, compared with $156.5 million which represented 59% of revenues in the prior year period. In comparison to the prior year period, compensation expenses increased primarily due to higher discretionary bonus expense associated with greater revenues and a higher headcount as compared to the prior year.

Non-Compensation Expenses

Our non-compensation expenses include the costs of occupancy, professional fees, communication, technology and information services, travel and related expenses, depreciation and other expenses.

Historically, our non-compensation expenses have increased as we have increased headcount which results from growing our business. This trend of growth in non-compensation expense may continue as we expand into new sectors, geographies and products to serve our clients’ growing needs.

Three Months Ended March 31, 2022 versus 2021

For the three months ended March 31, 2022, non‑compensation expenses of $36.0 million represented 12% of revenues, compared with $34.9 million which represented 13% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2022 versus 2021

For the three months ended March 31, 2022, other income and expenses were expenses of $2.2 million, primarily related to unrealized losses of $3.9 million from the mark-to-market impact on equity instruments measured at fair value, as compared to income of $3.2 million in the prior year period which was primarily related to the Company's share of earnings from its investment in MA Financial.

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

Three Months Ended March 31, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were an expense of $13.6 million and 15.6% and a benefit of $0.2 million and (0.2%), for the three months ended March 31, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2022 and December 31, 2021, the Company had cash equivalents of $21.0 million and $385.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of March 31, 2022 and December 31, 2021, the Company had cash of $109.4 million and $135.2 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2022 and December 31, 2021, the Company held $171.1 million and $201.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2022 and December 31, 2021 accounts receivable were $39.3 million and $41.9 million, respectively, net of allowances of $2.3 million and $2.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2022, this facility will automatically extend to June 30, 2023. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) LIBOR plus 1% or (ii) Prime minus 1.50%. As of March 31, 2022, the Company had no borrowings under the credit facility.

As of March 31, 2022, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2022, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2023. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of March 31, 2022.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on June 8, 2022 to Class A common shareholders of record on May 9, 2022. During the three months ended March 31, 2022 the Company paid aggregate dividends of $0.60 per share.

During the three months ended March 31, 2022 and 2021, the Company repurchased 2,021,455 and 1,363,934 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $109.0 million as of March 31, 2022.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 10 of the condensed consolidated financial statements for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$73,594	$75,798
Non-cash charges	67,983	74,191
Other operating activities	(414,031)	(172,956)
Total operating activities	(272,454)	(22,967)
Investing Activities	27,360	90,854
Financing Activities	(143,724)	(113,896)
Effect of exchange rate changes	(1,141)	(792)
Net increase (decrease) in cash	(389,959)	(46,801)
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$131,055	$156,483

Three months ended March 31, 2022

Cash, cash equivalents and restricted cash were $131.1 million at March 31, 2022, a decrease of $390.0 million from $521.0 million at December 31, 2021. Operating activities resulted in a net outflow of $272.5 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $27.4 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $143.7 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Three months ended March 31, 2021

Cash, cash equivalents and restricted cash were $156.5 million at March 31, 2021, a decrease of $46.8 million from $203.3 million at December 31, 2020. Operating activities resulted in a net outflow of $23.0 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $90.9 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $113.9 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Contractual Obligations

As of March 31, 2022, the Company has a total payable of $307.1 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $5.5 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were payments of $0.2 million made pursuant to the tax receivable agreement during the first three months of 2022.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the three months ended March 31, 2022 and 2021, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $0.8 million and $0.7 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fund raisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

The Company recognizes the vast majority of its advisory services revenue over time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over time or at a point in time depends upon the type of service being provided and the related performance obligations. We identify the performance obligations in our engagement letters and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, our clients are continuously benefitting from our advice and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2022 and 2021, no such amounts were recorded.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on our condensed consolidated financial statements, see Note 3—Recent Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the first quarter of 2022

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Or Programs(2)(3)
January 1 - January 31	170,020	$54.79	170,020	$138.8 million
February 1 - February 28	1,473,117	48.08	284,339	124.0 million
March 1 - March 31	378,318	47.03	320,340	109.0 million
Total	2,021,455	$48.44	774,699	$109.0 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2022)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of April, 2022.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer