Form 10-Q
period 2022-06-30
Moelis & Co
filed 2022-07-28
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 14, 2022, there were 64,074,615 shares of Class A common stock, par value $0.01 per share, and 4,685,898 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$138,803	$520,213
Restricted cash	631	801
Receivables:
Accounts receivable, net of allowance for credit losses of $2,619 and $2,823 as of June 30, 2022 and December 31, 2021, respectively	50,145	41,870
Accrued and other receivables	25,618	27,698
Total receivables	75,763	69,568
Deferred compensation	20,671	11,499
Investments	191,896	263,341
Right-of-use assets	157,408	164,083
Equipment and leasehold improvements, net	58,076	59,163
Deferred tax assets	428,276	448,123
Prepaid expenses and other assets	44,950	18,890
Total assets	$1,116,474	$1,555,681
Liabilities and Equity
Compensation payable	$147,771	$503,707
Accounts payable, accrued expenses and other liabilities	13,250	69,883
Amount due pursuant to tax receivable agreement	307,115	307,363
Deferred revenue	6,826	4,539
Lease liabilities	196,371	191,890
Total liabilities	671,333	1,077,382
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 72,858,133 issued and 64,141,532 outstanding at June 30, 2022; 1,000,000,000 authorized, 68,518,779 issued and 62,645,599 outstanding at December 31, 2021)	729	685
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,685,898 issued and outstanding at June 30, 2022; 1,000,000,000 authorized, 4,686,344 issued and outstanding at December 31, 2021)	47	47
Treasury stock, at cost; 8,716,601 and 5,873,180 shares at June 30, 2022 and December 31, 2021, respectively	(389,151)	(256,320)
Additional paid-in-capital	1,348,467	1,280,498
Retained earnings (accumulated deficit)	(519,612)	(535,282)
Accumulated other comprehensive income (loss)	(5,470)	(560)
Total Moelis & Company equity	435,010	489,068
Noncontrolling interests	10,131	(10,769)
Total equity	445,141	478,299
Total liabilities and equity	$1,116,474	$1,555,681

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$242,520	$360,907	$544,608	$624,773
Expenses
Compensation and benefits	140,092	214,017	316,729	370,516
Occupancy	6,267	6,689	12,077	14,384
Professional fees	5,570	5,802	9,885	11,801
Communication, technology and information services	10,108	8,216	18,887	16,875
Travel and related expenses	9,366	2,870	17,009	4,480
Depreciation and amortization	1,841	1,637	3,880	3,086
Other expenses	7,077	3,458	14,515	12,970
Total expenses	180,321	242,689	392,982	434,112
Operating income (loss)	62,199	118,218	151,626	190,661
Other income and (expenses)	(3,046)	2,762	(5,281)	5,941
Income (loss) before income taxes	59,153	120,980	146,345	196,602
Provision (benefit) for income taxes	15,296	27,778	28,894	27,602
Net income (loss)	43,857	93,202	117,451	169,000
Net income (loss) attributable to noncontrolling interests	4,894	13,861	12,773	23,130
Net income (loss) attributable to Moelis & Company	$38,963	$79,341	$104,678	$145,870
Weighted-average shares of Class A common stock outstanding
Basic	66,290,442	63,150,538	65,572,013	62,102,403
Diluted	69,811,979	67,554,777	70,171,256	67,147,825
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.59	$1.26	$1.60	$2.35
Diluted	$0.56	$1.17	$1.49	$2.17

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$43,857	$93,202	$117,451	$169,000
Foreign currency translation adjustment, net of tax	(4,605)	2,042	(5,369)	1,298
Other comprehensive income (loss)	(4,605)	2,042	(5,369)	1,298
Comprehensive income (loss)	39,252	95,244	112,082	170,298
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,512	14,093	12,314	23,273
Comprehensive income (loss) attributable to Moelis & Company	$34,740	$81,151	$99,768	$147,025

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$117,451	$169,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	90	1,301
Depreciation and amortization	3,880	3,086
Equity-based compensation	67,923	80,004
Deferred tax provision	27,632	24,206
Other	6,458	(5,433)
Changes in assets and liabilities:
Accounts receivable	(9,864)	15,614
Accrued and other receivables	1,946	(14,679)
Prepaid expenses and other assets	(26,389)	(2,797)
Deferred compensation	(9,462)	(3,988)
Compensation payable	(353,855)	(32,221)
Accounts payable, accrued expenses and other liabilities	(45,084)	(13,411)
Deferred revenue	2,306	8,897
Dividends received	2,029	2,279
Net cash provided by (used in) operating activities	(214,939)	231,858
Cash flows from investing activities
Purchases of investments	(191,621)	(116,802)
Proceeds from sales of investments	254,500	201,834
Note payments received from (issued to) employees	—	70
Purchases of equipment and leasehold improvements	(2,794)	(10,101)
Net cash provided by (used in) investing activities	60,085	75,001
Cash flows from financing activities
Payments for dividends and tax distributions	(88,137)	(218,334)
Payments for treasury stock purchases	(132,831)	(95,923)
Payments under tax receivable agreement	(248)	—
Other proceeds	100	—
Net cash provided by (used in) financing activities	(221,116)	(314,257)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(5,610)	1,642
Net increase (decrease) in cash, cash equivalents, and restricted cash	(381,580)	(5,756)
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$139,434	$197,528
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$72,466	$24,464
Other non-cash activity
Class A Partnership Units or other equity converted into Class A Common Stock	$7,645	$4,109
Dividends in kind	$10,903	$28,209
Forfeiture of fully-vested Group LP units or other equity units	$—	$25

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Class A Partnership Units or other equity converted into Class A Common Stock	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915
Net income (loss)	—	—	—	—	—	—	—	38,963	—	4,894	43,857
Equity-based compensation	27,949	—	—	—	—	—	27,620	—	—	3,236	30,856
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,223)	(382)	(4,605)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,331	(44,073)	—	(3,748)	(42,490)
Treasury Stock Purchases	—	—	(821,966)	—	—	(34,902)	—	—	—	—	(34,902)
Class A Partnership Units or other equity converted into Class A Common Stock	1,005,267	—	—	11	—	—	9,211	—	—	(1,727)	7,495
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2022	72,858,133	4,685,898	(8,716,601)	$729	$47	$(389,151)	$1,348,467	$(519,612)	$(5,470)	$10,131	$445,141

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Class A Partnership Units or other equity converted into Class A Common Stock	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580
Net income (loss)	—	—	—	—	—	—	—	79,341	—	13,861	93,202
Equity-based compensation	45,056	—	—	—	—	—	27,699	—	—	1,342	29,041
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,810	232	2,042
Dividends declared ($2.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	23,078	(179,660)	—	(22,067)	(178,649)
Treasury Stock Purchases	—	—	(409,370)	—	—	(21,712)	—	—	—	—	(21,712)
Class A Partnership Units or other equity converted into Class A Common Stock	47,238	(47,238)	—	1	—	—	39	—	—	166	206
Equity-based payments to non-employees	—	—	—	—	—	—	83	—	—	—	83
Balance as of June 30, 2021	66,740,855	4,852,219	(5,732,387)	$667	$49	$(248,093)	$1,152,104	$(493,485)	$954	$(27,403)	$384,793

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2022 and 2021, is presented below.

	June 30,
	2022	2021
Cash	$94,639	$146,878
Cash equivalents	44,164	49,573
Restricted cash	631	1,077
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$139,434	$197,528

Additionally, as of December 31, 2021, the Company held cash of $135,217 and cash equivalents of $384,996.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2022 and December 31, 2021 were $13,123 and $20,041, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $135 and $176 for the three months ended June 30, 2022 and 2021, respectively, and $429 and $380 for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,170	$111	$2,281	$5,963	$220	$6,183
Charge-offs, foreign currency translation and other adjustments	(40)	—	(40)	19	—	19
Recoveries	(832)	(2)	(834)	(3,765)	—	(3,765)
Provision for credit losses	1,190	22	1,212	1,831	86	1,917
Allowance for credit losses, ending balance	$2,488	$131	$2,619	$4,048	$306	$4,354

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,621	$202	$2,823	$3,577	$198	$3,775
Charge-offs, foreign currency translation and other adjustments	(226)	(68)	(294)	(722)	—	(722)
Recoveries	(1,572)	(89)	(1,661)	(4,891)	—	(4,891)
Provision for credit losses	1,665	86	1,751	6,084	108	6,192
Allowance for credit losses, ending balance	$2,488	$131	$2,619	$4,048	$306	$4,354

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2022 and 2021, no such amounts were recorded.

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

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement" ("ASU 2022-03"). ASU 2022-03 states that a contractual restriction on the sale of an equity security is not considered in measuring fair value. Furthermore, it requires an entity to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early application is permitted. Upon initial evaluation, the Company does not expect its adoption to have a material impact to the Company's condensed consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2022	2021
Office equipment	$15,417	$15,883
Furniture and fixtures	14,432	14,303
Leasehold improvements	61,517	61,054
Total	91,366	91,240
Less accumulated depreciation and amortization	(33,290)	(32,077)
Equipment and leasehold improvements, net	$58,076	$59,163

Depreciation and amortization expenses for fixed assets totaled $1,841 and $1,637 for the three months ended June 30, 2022 and 2021, respectively, and $3,880 and $3,086 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December, 31, 2021, there were $1,883 and $2,127 of costs capitalized, net of $988 and $744 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended June 30, 2022 and 2021, and $244 for each of the six months ended June 30, 2022 and 2021. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

The fair value of the Company's financial assets as of June 30, 2022, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$15,870	$—	$15,870	$—
Money market securities	28,294	—	28,294	—
Investments
U.S. treasury instruments	137,755	—	137,755	—
Common stock	7,351	7,351	—	—
Warrants	336	336	—	—
Total financial assets	$189,606	$7,687	$181,919	$—

For the three months ended June 30, 2022 and 2021, unrealized losses of $5,056 and $0 were recognized related to equity investments measured at fair value held at the reporting date, respectively. For the six months ended June 30, 2022 and 2021, unrealized losses of $8,936 and $0 were recognized related to equity investments held at the reporting date, respectively. All losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the financial assets recorded at fair value is included in investments on the condensed consolidated statement of financial condition was $157,494 as of June 30, 2022.

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

Investments in the Atlas Crest Sponsors (discussed in the preceding section) that do not have readily determinable fair values are measured at cost less impairment and are included in investments on the condensed consolidated statements of financial condition. As of June

30, 2022, and December 31, 2021, the aggregate investment balances of the Atlas Crest Sponsors held at cost was $1,955 and $1,895, respectively.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $44,499 and $43,825, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the six months ended June 30, 2022 and 2021, MA Financial declared dividends, of which the Company received $2,029 and $2,279, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2022 and 2021 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2022		2021		2022		2021
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$38,963		$79,341		$104,678		$145,870
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$38,963		$79,341		$104,678		$145,870
Denominator:
Weighted average shares of Class A common stock outstanding—basic		66,290,442		63,150,538		65,572,013		62,102,403
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,521,537	(b)	4,404,239	(b)	4,599,243	(b)	5,045,422
Weighted average shares of Class A common stock outstanding—diluted		69,811,979		67,554,777		70,171,256		67,147,825
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.59		$1.26		$1.60		$2.35
Diluted		$0.56		$1.17		$1.49		$2.17

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 75,752,785 and 75,378,510 for the three months ended June 30, 2022 and 2021, respectively, and 76,374,787 and 75,195,393 for the six months ended June 30, 2022 and 2021. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2022 and 2021, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2022 and 2021, there were 150,982 and 0 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 4,252 and 121 RSUs for the six months ended June 30, 2022 and 2021, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2022 and 2021, the Company recognized expense of $30,856 and $29,041, respectively, and $67,923 and $80,004 for the six months ended June 30, 2022 and 2021, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the six months ended June 30, 2022 and 2021.

	Restricted Stock Units
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,068,120	$46.36	8,742,695	$41.45
Granted	2,908,738	49.83	3,686,777	54.78
Forfeited	(92,815)	48.75	(210,651)	46.66
Vested	(2,867,582)	46.50	(3,846,359)	42.98
Unvested Balance at June 30,	8,016,461	$47.64	8,372,462	$46.58

In addition, the Company issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Further, these Partnership Units generally vest over a service life of five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the third anniversary of the grant-date. For the six months ended June 30, 2022 and 2021, the Company granted 809,899 and 395,834 Partnership Units with a grant-date fair value of $38,413 and $21,672, respectively.

As of June 30, 2022, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $196,296, which is expected to be recognized over a weighted-average period of 1.9 years.

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

As of June 30, 2022, there were 72,858,133 shares of Class A common stock issued, 8,716,601 shares of treasury stock, and 64,141,532 shares outstanding. As of December 31, 2021, there were 68,518,779 shares of Class A common stock issued, 5,873,180 shares of treasury stock, and 62,645,599 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2022, and December 31, 2021, 4,685,898 and 4,686,344 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the six months June 30, 2022 and 2021, the Company repurchased 2,843,421 and 1,773,304 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $132,831 and $95,923, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2022 and 2021.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In July 2021, the Board of Directors authorized the repurchase of an additional $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $74,574 as of June 30, 2022.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2022 and December 31, 2021, partners held 5,896,618 and 6,090,500 Group LP partnership units, respectively, representing a 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 64,141,532 shares of Class A common stock outstanding as of June 30, 2022 (62,645,599 as of December 31, 2021), represents the controlling interest.

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

For the three months ended June 30, 2022 and 2021, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively, and $648 and $648 for the six months ended June 30, 2022 and 2021, respectively.

Promissory Notes —As of June 30, 2022, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2021: $219). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held bear fixed interest rates ranging from 3.00% to 4.00%. During the six months ended June 30, 2022 and 2021, the Company received $0 and $70, respectively, of principal repayments and recognized interest income of $6 and $8, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $55 and $54 for the three months ended June 30, 2022 and 2021, respectively, and $110 and $111 for the six months ended June 30, 2022 and 2021. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2022 and December 31, 2021, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. For the three months ended June 30, 2022 and 2021, these fees totaled $30 and $60, respectively, and, for the six months ended June 30, 2022 and 2021, these fees totaled $60 and $110, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of June 30, 2022, and December 31, 2021, the Company had no balances due to or from the Atlas Crest Entities or their sponsors.

Revenues —From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $3,567 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $3,726 and $0 for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. For the three months ended June 30, 2022, the Company earned revenues of $4,212 related to this transaction.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of June 30, 2022, U.S. Broker Dealer had net capital of $145,279, which was $145,029 in excess of its required net capital. As of December 31, 2021, U.S. Broker Dealer had net capital of $180,342 which was $180,092 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its $65,000 revolving credit facility which extended the maturity date to June 30, 2023. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 28, 2024. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured

Overnight Financing Rate ("SOFR") plus 1.10% or (ii) Prime minus 1.50%. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the credit facility.

As of June 30, 2022, the Company’s available credit under this facility was $64,223 as a result of the issuance of an aggregate amount of $777 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer renewed its $30,000 revolving credit facility agreement pre-approved by FINRA which extended the credit period to May 24, 2023 and the maturity date to May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of June 30, 2022.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2022		2021		2022		2021
Supplemental Income Statement Information:
Operating lease cost	$5,627		$6,337		$11,224		$13,491

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$5,636		$(2,280)		$(131)		$(8,260)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$1,951		$57		$1,951		$378

Other Information
Weighted-average remaining lease term - operating leases	13.09	years	13.62	years	13.09	years	13.62	years
Weighted-average discount rate - operating leases	3.51%		3.52%		3.51%		3.52%

During each of the three and six months ended June 30, 2022 and 2021, the Company received $12,181 and $2,404 of tenant improvement allowances related to the Company's lease at 399 Park Avenue in New York, New York. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of June 30, 2022, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2022	$(405)	$10,674
2023	(810)	22,116
2024	(810)	20,265
2025	(405)	17,744
2026	—	16,727
Thereafter	—	162,838
Total Payments	$(2,430)	$250,364

Less: Tenant improvement allowances		(2,122)
Less: Present value adjustment		(51,871)
Total		$196,371

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2022 and 2021, in the amounts of $1,056 and $821, respectively, and $1,771 and $1,536 for the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s provision for income tax and effective tax rate were an expense of $15,296 and 25.9% and $27,778 and 23.0% for the three months ended June 30, 2022 and 2021, respectively. The Company's provision for income tax and effective tax rate were an expense of $28,894 and 19.7% and $27,602 and 14.0% for the six months ended June 30, 2022 and 2021, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefit for the three months ended June 30, 2022 and 2021 were $95 and $170, respectively, and $8,646 and $17,712 for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$188,998	$308,271	$437,324	$514,523
Europe	35,909	29,266	81,287	72,982
Rest of World	17,613	23,370	25,997	37,268
Total	$242,520	$360,907	$544,608	$624,773

	June 30,	December 31,
	2022	2021
Assets:
United States	$955,231	$1,356,193
Europe	72,846	92,605
Rest of World	88,397	106,883
Total	$1,116,474	$1,555,681

As of June 30, 2022, and December 31, 2021, the Company had deferred revenues of $6,826 and $4,539, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2022 and 2021, $4,278 and $2,190 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following event. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on August 23, 2022, to Class A common stockholders of record on August 8, 2022.

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

As of June 30, 2022, we served our clients globally with 684 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2022 and 2021, referenced throughout this Form 10-Q was obtained from Refinitiv as of July 13, 2022, and July 6, 2021, respectively.

For the first half of 2022, we earned GAAP revenues of $544.6 million compared with $624.8 million earned during the same period in 2021. This represents a decrease of 13% year over year and compares to a 7% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

The three months ended June 30, 2022 was the second slowest quarter of global M&A announcements over the last two years. Despite the slowdown in announcements during the period, we believe that the underlying drivers of the robust M&A environment seen in 2020 and 2021 remain in place. This should allow solid levels of M&A activity to persist in the intermediate and long-term. The pace of our new restructuring mandates continues to be slow as a result of healthy corporate balance sheets and favorable financing conditions in recent years. However, the record level of corporate debt that has accumulated, rising interest rates and the economic impacts of inflation may provide a high level of restructuring opportunities for the firm over the long-term. In addition, there continues to be steady contributions from our capital markets business, which provides capital raising and advice to companies across all sectors on their capital and liquidity needs.

We believe that the war in Ukraine, shifts in regulatory requirements, rising interest rates and inflation may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage. Our team of investment banking professionals continues to be very active, providing high quality advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Revenues	$242,520	$360,907	-33%	$544,608	$624,773	-13%
Expenses:
Compensation and benefits	140,092	214,017	-35%	316,729	370,516	-15%
Non-compensation expenses	40,229	28,672	40%	76,253	63,596	20%
Total operating expenses	180,321	242,689	-26%	392,982	434,112	-9%
Operating income (loss)	62,199	118,218	-47%	151,626	190,661	-20%
Other income and (expenses)	(3,046)	2,762	N/M	(5,281)	5,941	N/M
Income (loss) before income taxes	59,153	120,980	-51%	146,345	196,602	-26%
Provision (benefit) for income taxes	15,296	27,778	-45%	28,894	27,602	5%
Net income (loss)	$43,857	$93,202	-53%	$117,451	$169,000	-31%

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

Three Months Ended June 30, 2022 versus 2021

Revenues were $242.5 million for the three months ended June 30, 2022 as compared with $360.9 million for the same period in 2021, representing a decrease of 33%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the three months ended June 30, 2022 and 2021, we earned revenues from 136 clients and 178 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 44 clients and 69 clients, respectively.

Six Months Ended June 30, 2022 versus 2021

Revenues were $544.6 million for the six months ended June 30, 2022 as compared with $624.8 million for the same period in 2021, representing a decrease of 13%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the six months ended June 30, 2022 and 2021, we earned revenues from 211 clients and 257 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 103 clients and 145 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Expenses:
Compensation and benefits	$140,092	$214,017	-35%	$316,729	$370,516	-15%
% of revenues	58%	59%		58%	59%
Non-compensation expenses	$40,229	$28,672	40%	$76,253	$63,596	20%
% of revenues	17%	8%		14%	10%
Total operating expenses	$180,321	$242,689	-26%	$392,982	$434,112	-9%
% of revenues	74%	67%		72%	69%

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

Three Months Ended June 30, 2022 versus 2021

Operating expenses were $180.3 million for the three months ended June 30, 2022 and represented 74% of revenues, compared with $242.7 million for the same period in 2021 which represented 67% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

Six Months Ended June 30, 2022 versus 2021

Operating expenses were $393.0 million for the six months ended June 30, 2022 and represented 72% of revenues, compared with $434.1 million for the same period in 2021 which represented 69% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

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

Three Months Ended June 30, 2022 versus 2021

For the three months ended June 30, 2022, compensation related expenses of $140.1 million represented 58% of revenues, compared with $214.0 million which represented 59% of revenues in the prior year period. In comparison to the prior year period, compensation expenses decreased primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period.

Six Months Ended June 30, 2022 versus 2021

For the six months ended June 30, 2022, compensation related expenses of $316.7 million represented 58% of revenues, compared with $370.5 million which represented 59% of revenues in the prior year period. In comparison to the prior year period, compensation expenses decreased primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period.

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

Three Months Ended June 30, 2022 versus 2021

For the three months ended June 30, 2022, non‑compensation expenses of $40.2 million represented 17% of revenues, compared with $28.7 million which represented 8% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period when there was less travelling due to the COVID pandemic.

Six Months Ended June 30, 2022 versus 2021

For the six months ended June 30, 2022, non‑compensation expenses of $76.3 million represented 14% of revenues, compared with $63.6 million which represented 10% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period when there was less travelling due to the COVID pandemic.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2022 versus 2021

For the three months ended June 30, 2022, other income and expenses were expenses of $3.0 million, primarily related to unrealized losses of $5.1 million from the mark-to-market impact on equity instruments measured at fair value, as compared to income of $2.8 million in the prior year period which was primarily related to $1.8 million in dilution gains driven by MA Financial share issuances and the Company's share of earnings from its investment in MA Financial.

Six Months Ended June 30, 2022 versus 2021

For the six months ended June 30, 2022, other income and expenses were expenses of $5.3 million, primarily related to unrealized losses of $9.0 million from the mark-to-market impact on equity instruments measured at fair value, as compared to income of $5.9 million in the prior year period which was primarily related to the Company's share of earnings from its investment in MA Financial.

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

Three Months Ended June 30, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were an expense of $15.3 million and 26% and an expense of $27.8 million and 23%, for the three months ended June 30, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect an increase in the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and an increase in state taxes.

Six Months Ended June 30, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were an expense of $28.9 million and 20% and an expense of $27.6 million and 14%, for the six months ended June 30, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2022 and December 31, 2021, the Company had cash equivalents of $44.2 million and $385.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of June 30, 2022 and December 31, 2021, the Company had cash of $94.6 million and $135.2 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2022 and December 31, 2021, the Company held $137.8 million and $201.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2022 and December 31, 2021 accounts receivable were $50.1 million and $41.9 million, respectively, net of allowances of $2.6 million and $2.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2023, this facility will automatically extend to June 28, 2024. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.10% or (ii) Prime minus 1.50%. As of June 30, 2022, the Company had no borrowings under the credit facility.

As of June 30, 2022, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2023, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of June 30, 2022.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on August 23, 2022 to Class A common shareholders of record on August 8, 2022. During the six months ended June 30, 2022 the Company paid aggregate dividends of $1.20 per share.

During the six months ended June 30, 2022 and 2021, the Company repurchased 2,843,421 and 1,773,304 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $74.6 million as of June 30, 2022.

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

	Six Months Ended June 30,
($ in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$117,451	$169,000
Non-cash charges	105,983	103,164
Other operating activities	(438,373)	(40,306)
Total operating activities	(214,939)	231,858
Investing Activities	60,085	75,001
Financing Activities	(221,116)	(314,257)
Effect of exchange rate changes	(5,610)	1,642
Net increase (decrease) in cash	(381,580)	(5,756)
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$139,434	$197,528

Six months ended June 30, 2022

Cash, cash equivalents and restricted cash were $139.4 million at June 30, 2022, a decrease of $381.6 million from $521.0 million at December 31, 2021. Operating activities resulted in a net outflow of $214.9 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $60.1 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $221.1 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Six months ended June 30, 2021

Cash, cash equivalents and restricted cash were $197.5 million at June 30, 2021, a decrease of $5.8 million from $203.3 million at December 31, 2020. Operating activities resulted in a net inflow of $231.9 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $75.0 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $314.3 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Contractual Obligations

As of June 30, 2022, the Company has a total payable of $307.1 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $5.5 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were payments of $0.2 million made pursuant to the tax receivable agreement during the first six months of 2022.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the three months ended June 30, 2022 and 2021, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were a loss of $4.6 million and a gain of $2.0 million, respectively, and a loss of $5.4 million and a gain of $1.3 million for the six months ended June 30, 2022 and 2021. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2022 and 2021, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the second quarter of 2022

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Or Programs(2)(3)
April 1 - April 30	391,569	$45.15	386,567	$91.6 million
May 1 - May 31	125,569	42.40	120,394	86.5 million
June 1 - June 30	304,828	39.03	304,828	74.6 million
Total	821,966	$42.46	811,789	$74.6 million
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of July, 2022.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer