Form 10-Q
period 2022-09-30
Moelis & Co
filed 2022-11-03
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 20, 2022, there were 63,965,801 shares of Class A common stock, par value $0.01 per share, and 4,635,898 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$148,246	$520,213
Restricted cash	700	801
Receivables:
Accounts receivable, net of allowance for credit losses of $4,106 and $2,823 as of September 30, 2022 and December 31, 2021, respectively	58,992	41,870
Accrued and other receivables	4,683	27,698
Total receivables	63,675	69,568
Deferred compensation	18,136	11,499
Investments	247,407	263,341
Right-of-use assets	153,558	164,083
Equipment and leasehold improvements, net	57,296	59,163
Deferred tax assets	427,689	448,123
Prepaid expenses and other assets	41,721	18,890
Total assets	$1,158,428	$1,555,681
Liabilities and Equity
Compensation payable	$200,806	$503,707
Accounts payable, accrued expenses and other liabilities	7,008	69,883
Amount due pursuant to tax receivable agreement	307,841	307,363
Deferred revenue	3,506	4,539
Lease liabilities	194,365	191,890
Total liabilities	713,526	1,077,382
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 73,010,881 issued and 63,963,608 outstanding at September 30, 2022; 1,000,000,000 authorized, 68,518,779 issued and 62,645,599 outstanding at December 31, 2021)	730	685
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,635,898 issued and outstanding at September 30, 2022; 1,000,000,000 authorized, 4,686,344 issued and outstanding at December 31, 2021)	46	47
Treasury stock, at cost; 9,047,273 and 5,873,180 shares at September 30, 2022 and December 31, 2021, respectively	(402,610)	(256,320)
Additional paid-in-capital	1,378,700	1,280,498
Retained earnings (accumulated deficit)	(536,852)	(535,282)
Accumulated other comprehensive income (loss)	(9,670)	(560)
Total Moelis & Company equity	430,344	489,068
Noncontrolling interests	14,558	(10,769)
Total equity	444,902	478,299
Total liabilities and equity	$1,158,428	$1,555,681

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$233,506	$490,821	$778,114	$1,115,594
Expenses
Compensation and benefits	160,437	307,590	477,166	678,106
Occupancy	6,022	5,842	18,099	20,226
Professional fees	6,048	4,771	15,933	16,572
Communication, technology and information services	9,971	9,139	28,858	26,014
Travel and related expenses	7,389	4,469	24,398	8,949
Depreciation and amortization	1,918	1,947	5,798	5,033
Other expenses	6,672	4,915	21,187	17,885
Total expenses	198,457	338,673	591,439	772,785
Operating income (loss)	35,049	152,148	186,675	342,809
Other income and (expenses)	2,625	30,435	(2,656)	36,376
Income (loss) before income taxes	37,674	182,583	184,019	379,185
Provision (benefit) for income taxes	9,115	42,119	38,009	69,721
Net income (loss)	28,559	140,464	146,010	309,464
Net income (loss) attributable to noncontrolling interests	2,947	20,169	15,720	43,299
Net income (loss) attributable to Moelis & Company	$25,612	$120,295	$130,290	$266,165
Weighted-average shares of Class A common stock outstanding
Basic	65,873,976	63,024,943	65,684,485	62,493,293
Diluted	69,829,338	68,274,912	70,183,414	67,631,068
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.39	$1.91	$1.98	$4.26
Diluted	$0.37	$1.76	$1.86	$3.94

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$28,559	$140,464	$146,010	$309,464
Foreign currency translation adjustment, net of tax	(4,580)	(2,983)	(9,949)	(1,685)
Other comprehensive income (loss)	(4,580)	(2,983)	(9,949)	(1,685)
Comprehensive income (loss)	23,979	137,481	136,061	307,779
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,567	19,831	14,881	43,104
Comprehensive income (loss) attributable to Moelis & Company	$21,412	$117,650	$121,180	$264,675

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$146,010	$309,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	2,717	1,733
Depreciation and amortization	5,798	5,033
Equity-based compensation	96,767	108,824
Deferred tax provision	29,009	28,363
Gain on equity method investment	(2,768)	(22,508)
Other	7,683	(11,442)
Changes in assets and liabilities:
Accounts receivable	(20,891)	(28,339)
Accrued and other receivables	22,836	(19,393)
Prepaid expenses and other assets	(23,369)	(922)
Deferred compensation	(7,031)	(1,836)
Compensation payable	(299,083)	170,149
Accounts payable, accrued expenses and other liabilities	(49,062)	3,446
Deferred revenue	(960)	1,209
Dividends received	2,936	3,356
Net cash provided by (used in) operating activities	(89,408)	547,137
Cash flows from investing activities
Purchases of investments	(286,870)	(380,496)
Proceeds from sales of investments	295,045	270,083
Note payments received from (issued to) employees	—	70
Purchases of equipment and leasehold improvements	(3,928)	(11,890)
Proceeds from partial sale of equity method investment	—	29,164
Net cash provided by (used in) investing activities	4,247	(93,069)
Cash flows from financing activities
Payments for dividends and tax distributions	(129,779)	(259,589)
Payments for treasury stock purchases	(146,290)	(100,022)
Payments under tax receivable agreement	(248)	(16,336)
Other proceeds	1,900	—
Net cash provided by (used in) financing activities	(274,417)	(375,947)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(12,490)	(1,672)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(372,068)	76,449
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$148,946	$279,733
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$74,696	$48,532
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$7,795	$4,193
Dividends in kind	$15,304	$33,293
Non-cash settlement of accounts receivable	$—	$15,125
Forfeiture of fully-vested Group LP units or other equity units	$—	$25

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Class A Partnership Units or other equity converted into Class A Common Stock	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915
Net income (loss)	—	—	—	—	—	—	—	38,963	—	4,894	43,857
Equity-based compensation	27,949	—	—	—	—	—	27,620	—	—	3,236	30,856
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,223)	(382)	(4,605)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,331	(44,073)	—	(3,748)	(42,490)
Treasury Stock Purchases	—	—	(821,966)	—	—	(34,902)	—	—	—	—	(34,902)
Class A Partnership Units or other equity converted into Class A Common Stock	1,005,267	—	—	11	—	—	9,211	—	—	(1,727)	7,495
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2022	72,858,133	4,685,898	(8,716,601)	$729	$47	$(389,151)	$1,348,467	$(519,612)	$(5,470)	$10,131	$445,141
Net income (loss)	—	—	—	—	—	—	—	25,612	—	2,947	28,559
Equity-based compensation	102,721	—	—	—	—	—	25,572	—	—	3,272	28,844
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,200)	(380)	(4,580)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,401	(42,852)	—	(3,191)	(41,642)
Treasury Stock Purchases	—	—	(330,672)	—	—	(13,459)	—	—	—	—	(13,459)
Class A Partnership Units or other equity converted into Class A Common Stock	50,027	(50,000)	—	1	(1)	—	171	—	—	(21)	150
Equity-based payments to non-employees	—	—	—	—	—	—	89	—	—	—	89
Other	—	—	—	—	—	—	—	—	—	1,800	1,800
Balance as of September 30, 2022	73,010,881	4,635,898	(9,047,273)	$730	$46	$(402,610)	$1,378,700	$(536,852)	$(9,670)	$14,558	$444,902

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	—	—	—	—	66,529	—	9,269	75,798
Equity-based compensation	3,612,341	—	—	36	—	—	41,508	—	—	9,419	50,963
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(655)	(89)	(744)
Dividends declared ($0.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,131	(39,013)	—	(5,803)	(39,685)
Treasury Stock Purchases	—	—	(1,363,934)	—	—	(74,211)	—	—	—	—	(74,211)
Class A Partnership Units or other equity converted into Class A Common Stock	1,049,293	(1,049,293)	—	10	(10)	—	2,161	—	—	1,742	3,903
Equity-based payments to non-employees	—	—	—	—	—	—	108	—	—	—	108
Other	—	—	—	—	—	—	(25)	—	—	—	(25)
Balance as of March 31, 2021	66,648,561	4,899,457	(5,323,017)	$666	$49	$(226,381)	$1,101,205	$(393,166)	$(856)	$(20,937)	$460,580
Net income (loss)	—	—	—	—	—	—	—	79,341	—	13,861	93,202
Equity-based compensation	45,056	—	—	—	—	—	27,699	—	—	1,342	29,041
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,810	232	2,042
Dividends declared ($2.55 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	23,078	(179,660)	—	(22,067)	(178,649)
Treasury Stock Purchases	—	—	(409,370)	—	—	(21,712)	—	—	—	—	(21,712)
Class A Partnership Units or other equity converted into Class A Common Stock	47,238	(47,238)	—	1	—	—	39	—	—	166	206
Equity-based payments to non-employees	—	—	—	—	—	—	83	—	—	—	83
Balance as of June 30, 2021	66,740,855	4,852,219	(5,732,387)	$667	$49	$(248,093)	$1,152,104	$(493,485)	$954	$(27,403)	$384,793
Net income (loss)	—	—	—	—	—	—	—	120,295	—	20,169	140,464
Equity-based compensation	23,806	—	—	—	—	—	27,463	—	—	1,357	28,820
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,645)	(338)	(2,983)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,084	(41,661)	—	(4,678)	(41,255)
Treasury Stock Purchases	—	—	(74,725)	—	—	(4,099)	—	—	—	—	(4,099)
Class A Partnership Units or other equity converted into Class A Common Stock	6,762	(6,762)	—	—	(1)	—	76	—	—	9	84
Equity-based payments to non-employees	—	—	—	—	—	—	68	—	—	—	68
Balance as of September 30, 2021	66,771,423	4,845,457	(5,807,112)	$667	$48	$(252,192)	$1,184,795	$(414,851)	$(1,691)	$(10,884)	$505,892

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

•
Moelis & Company Assessoria Financeira Ltda. (“Moelis Brazil”), a limited liability company incorporated in São Paulo, Brazil.

•
Moelis & Company Saudi Limited, a limited liability company incorporated in Riyadh, Saudi Arabia.

•
An equity method investment in MA Financial Group Limited ("MA Financial", previously known as Moelis Australia Limited), a public company listed on the Australian Securities Exchange.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2022 and 2021, is presented below.

	September 30,
	2022	2021
Cash	$72,385	$81,608
Cash equivalents	75,861	197,093
Restricted cash	700	1,032
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$148,946	$279,733

Additionally, as of December 31, 2021, the Company held cash of $135,217 and cash equivalents of $384,996.

Receivables —The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2022 and December 31, 2021 were $11,509 and $20,041, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $96 and $207 for the three months ended September 30, 2022 and 2021, respectively, and $525 and $587 for the nine months ended September 30, 2022 and 2021, respectively.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,488	$131	$2,619	$4,048	$306	$4,354
Charge-offs, foreign currency translation and other adjustments	(1,140)	—	(1,140)	(2,018)	—	(2,018)
Recoveries	(1,098)	(10)	(1,108)	(1,884)	(65)	(1,949)
Provision for credit losses	3,242	493	3,735	2,381	—	2,381
Allowance for credit losses, ending balance	$3,492	$614	$4,106	$2,527	$241	$2,768

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,621	$202	$2,823	$3,577	$198	$3,775
Charge-offs, foreign currency translation and other adjustments	(1,366)	(68)	(1,434)	(2,740)	—	(2,740)
Recoveries	(2,670)	(99)	(2,769)	(6,775)	(65)	(6,840)
Provision for credit losses	4,907	579	5,486	8,465	108	8,573
Allowance for credit losses, ending balance	$3,492	$614	$4,106	$2,527	$241	$2,768

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2022 and 2021, no such amounts were recorded.

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

Inflation Reduction Act of 2022 – The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2022, including (1) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (2) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. Upon initial evaluation, the Company does not expect the IRA to have a material impact to the Company’s condensed consolidated financial statements.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2022	2021
Office equipment	$15,585	$15,883
Furniture and fixtures	14,334	14,303
Leasehold improvements	61,331	61,054
Construction in progress	555	—
Total	91,805	91,240
Less: Accumulated depreciation and amortization	(34,509)	(32,077)
Equipment and leasehold improvements, net	$57,296	$59,163

Depreciation and amortization expenses for fixed assets totaled $1,918 and $1,947 for the three months ended September 30, 2022 and 2021, respectively, and $5,798 and $5,033 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December, 31, 2021, there were $1,761 and $2,127 of costs capitalized, net of $1,110 and $744 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended September 30, 2022 and 2021, and $366 for each of the nine months ended September 30, 2022 and 2021. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

The fair value of the Company's financial assets as of September 30, 2022, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
U.S. treasury instruments	$22,924	$—	$22,924	$—
Money market securities	52,937	—	52,937	—
Investments
U.S. treasury instruments	192,699	—	192,699	—
Common stock	6,234	6,234	—	—
Warrants	313	313	—	—
Total financial assets	$275,107	$6,547	$268,560	$—

For the three months ended September 30, 2022 and 2021, unrealized losses of $1,055 and $4,899 were recognized related to equity investments measured at fair value held at the reporting date, respectively. For the nine months ended September 30, 2022 and 2021, unrealized losses of $9,991 and $4,899 were recognized related to equity investments held at the reporting date, respectively. All losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $212,260 as of September 30, 2022.

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

Investments in the Atlas Crest Sponsors (discussed in the preceding section) that do not have readily determinable fair values are measured at cost less impairment and are included in investments on the condensed consolidated statements of financial condition. As of September 30, 2022, and December 31, 2021, the aggregate investment balances of the Atlas Crest Sponsors held at cost was $1,955 and $1,895, respectively.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of September 30, 2022 and December 31, 2021, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $46,206 and $43,825, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the nine months ended September 30, 2022 and 2021, MA Financial declared dividends, of which the Company received $2,936 and $3,356, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2022 and 2021 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2022		2021		2022		2021
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$25,612		$120,295		$130,290		$266,165
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$25,612		$120,295		$130,290		$266,165
Denominator:
Weighted average shares of Class A common stock outstanding—basic		65,873,976		63,024,943		65,684,485		62,493,293
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,955,362	(b)	5,249,969	(b)	4,498,929	(b)	5,137,775
Weighted average shares of Class A common stock outstanding—diluted		69,829,338		68,274,912		70,183,414		67,631,068
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.39		$1.91		$1.98		$4.26
Diluted		$0.37		$1.76		$1.86		$3.94

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 75,704,676 and 76,077,927 for the three months ended September 30, 2022 and 2021, respectively, and 76,276,345 and 75,560,854 for the nine months ended September 30, 2022 and 2021. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2022 and 2021, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2022 and 2021, there were 135,534 and 500 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 4,625 and 437 RSUs for the nine months ended September 30, 2022 and 2021, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2022 and 2021, the Company recognized expense of $28,844 and $28,820, respectively, and $96,767 and $108,824 for the nine months ended September 30, 2022 and 2021, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the nine months ended September 30, 2022 and 2021.

	Restricted Stock Units
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,068,120	$46.36	8,742,695	$41.45
Granted	3,086,353	49.66	3,412,066	54.81
Forfeited	(258,621)	48.74	(340,419)	46.74
Vested	(2,995,349)	46.11	(3,845,878)	42.46
Unvested Balance at September 30,	7,900,503	$47.72	7,968,464	$46.33

In addition, the Company issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Further, these Partnership Units generally vest over a service life of five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the third anniversary of the grant-date. For the nine months ended September 30, 2022 and 2021, the Company granted 809,899 and 395,834 Partnership Units with a grant-date fair value of $38,413 and $21,672, respectively.

As of September 30, 2022, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $162,565, which is expected to be recognized over a weighted-average period of 1.6 years.

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

As of September 30, 2022, there were 73,010,881 shares of Class A common stock issued, 9,047,273 shares of treasury stock, and 63,963,608 shares outstanding. As of December 31, 2021, there were 68,518,779 shares of Class A common stock issued, 5,873,180 shares of treasury stock, and 62,645,599 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of September 30, 2022, and December 31, 2021, 4,635,898 and 4,686,344 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months September 30, 2022 and 2021, the Company repurchased 3,174,093 and 1,848,029 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $146,290 and $100,022, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2022 and 2021.

Share Repurchase Plan

In February 2019, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In July 2021, the Board of Directors authorized the repurchase of an additional $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $62,529 as of September 30, 2022.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2022 and December 31, 2021, partners held 5,888,027 and 6,090,500 Group LP partnership units, respectively, representing an 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 63,963,608 shares of Class A common stock outstanding as of September 30, 2022 (62,645,599 as of December 31, 2021), represents the controlling interest.

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

For the three months ended September 30, 2022 and 2021, the Company incurred $324 and $324 in aircraft lease costs to be paid to Manager, respectively, and $972 and $972 for the nine months ended September 30, 2022 and 2021, respectively.

Promissory Notes —As of September 30, 2022, there were $119 of unsecured promissory notes from employees held by the Company (December 31, 2021: $219). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes held bear fixed interest rates ranging from 3.00% to 4.00%. During the nine months ended September 30, 2022 and 2021, the Company received $0 and $70, respectively, of principal repayments and recognized interest income of $7 and $11, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement —In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $56 and $55 for the three months ended September 30, 2022 and 2021, respectively, and $166 and $166 for the nine months ended September 30, 2022 and 2021. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2022 and December 31, 2021, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—The Company provides office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. For the three months ended September 30, 2022 and 2021, these fees totaled $30 and $60, respectively, and, for the nine months ended September 30, 2022 and 2021, these fees totaled $90 and $170, respectively. This arrangement shall continue with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. As of September 30, 2022, and December 31, 2021, the Company had no balances due to or from the Atlas Crest Entities or their sponsors.

Revenues —From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $4,644 and $30,346 for the three months ended September 30, 2022 and 2021, respectively, and $8,370 and $30,346 for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial and earned revenues related to this transaction of $4,212 for the nine months ended September 30, 2022.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2022, U.S. Broker Dealer had net capital of $189,898, which was $189,648 in excess of its required net capital. As of December 31, 2021, U.S. Broker Dealer had net capital of $180,342 which was $180,092 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company maintains a $65,000 revolving credit facility which has a maturity date of June 30, 2023. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 28, 2024. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.10% or (ii) Prime minus 1.50%. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the credit facility.

As of September 30, 2022, the Company’s available credit under this facility was $64,239 as a result of the issuance of an aggregate amount of $761 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA which has a credit period ending May 24, 2023 and a maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of September 30, 2022.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2022		2021		2022		2021
Supplemental Income Statement Information:
Operating lease cost	$5,466		$5,379		$16,690		$18,870

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(3,672)		$(3,364)		$(3,803)		$(11,624)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$822		$375		$2,773		$753

Other Information:
Weighted-average remaining lease term - operating leases	12.97	years	13.54	years	12.97	years	13.54	years
Weighted-average discount rate - operating leases	3.51%		3.52%		3.51%		3.52%

During the three months ended September 30, 2022 and 2021, the Company received $2,314 and $1,733, respectively of tenant improvement allowances related to the Company's lease at 399 Park Avenue in New York, New York. During the nine months ended September 30, 2022 and 2021, the Company received $14,495 and $4,137, respectively of tenant improvement allowances related to the same lease. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of September 30, 2022, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2022	$(186)	$4,588
2023	(746)	22,079
2024	(746)	20,323
2025	(373)	17,863
2026	—	16,824
Thereafter	—	162,838
Total Payments	$(2,051)	$244,515

Less: Present value adjustment		(50,150)
Total		$194,365

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2022 and 2021, in the amounts of $1,056 and $820, respectively, and $2,827 and $2,356 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s provision for income tax and effective tax rate were $9,115 and 24.2% and $42,119 and 23.1% for the three months ended September 30, 2022 and 2021, respectively. The Company's provision for income tax and effective tax rate were $38,009 and 20.7% and $69,721 and 18.4% for the nine months ended September 30, 2022 and 2021, respectively. The income tax provision for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefit for the three months ended September 30, 2022 and 2021 were $417 and $170, respectively, and $9,063 and $17,882 for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$192,020	$437,174	$629,344	$951,697
Europe	18,209	31,129	99,496	104,111
Rest of World	23,277	22,518	49,274	59,786
Total	$233,506	$490,821	$778,114	$1,115,594

	September 30,	December 31,
	2022	2021
Assets:
United States	$992,366	$1,356,193
Europe	68,297	92,605
Rest of World	97,765	106,883
Total	$1,158,428	$1,555,681

As of September 30, 2022, and December 31, 2021, the Company had deferred revenues of $3,506 and $4,539, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2022 and 2021, $4,471 and $2,423 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following event. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on December 2, 2022, to Class A common stockholders of record on November 14, 2022.

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

As of September 30, 2022, we served our clients globally with 769 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2022 and 2021, referenced throughout this Form 10-Q was obtained from Refinitiv as of October 3, 2022 and October 5, 2021, respectively.

For the first nine months of 2022, we earned GAAP revenues of $778.1 million compared with $1,115.6 million earned during the same period in 2021. This represents a decrease of 30% year over year and compares to a 19% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

The three months ended September 30, 2022 was the slowest quarter of global M&A announcements over the last two years. Despite the slowdown in announcements, the level of engagement with our clients remains robust and we believe the structural drivers of M&A should allow for strong levels of M&A activity over the intermediate and long-term time horizon. The record level of corporate debt that has accumulated, a rising interest rate environment and the economic impacts of inflation should provide restructuring opportunities for the Firm. The pace of our new restructuring mandates has increased as financial stress and global economic uncertainty continues to build. In addition, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs.

We believe that rising interest rates, inflation, the war in Ukraine and shifts in regulatory requirements, may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Revenues	$233,506	$490,821	-52%	$778,114	$1,115,594	-30%
Expenses:
Compensation and benefits	160,437	307,590	-48%	477,166	678,106	-30%
Non-compensation expenses	38,020	31,083	22%	114,273	94,679	21%
Total operating expenses	198,457	338,673	-41%	591,439	772,785	-23%
Operating income (loss)	35,049	152,148	-77%	186,675	342,809	-46%
Other income and (expenses)	2,625	30,435	-91%	(2,656)	36,376	N/M
Income (loss) before income taxes	37,674	182,583	-79%	184,019	379,185	-51%
Provision (benefit) for income taxes	9,115	42,119	-78%	38,009	69,721	-45%
Net income (loss)	$28,559	$140,464	-80%	$146,010	$309,464	-53%

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

Three Months Ended September 30, 2022 versus 2021

Revenues were $233.5 million for the three months ended September 30, 2022 as compared with $490.8 million for the same period in 2021, representing a decrease of 52%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the three months ended September 30, 2022 and 2021, we earned revenues from 116 clients and 167 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 52 clients and 80 clients, respectively.

Nine Months Ended September 30, 2022 versus 2021

Revenues were $778.1 million for the nine months ended September 30, 2022 as compared with $1,115.6 million for the same period in 2021, representing a decrease of 30%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the nine months ended September 30, 2022 and 2021, we earned revenues from 258 clients and 332 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 151 clients and 220 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Expenses:
Compensation and benefits	$160,437	$307,590	-48%	$477,166	$678,106	-30%
% of revenues	69%	63%		61%	61%
Non-compensation expenses	$38,020	$31,083	22%	$114,273	$94,679	21%
% of revenues	16%	6%		15%	8%
Total operating expenses	$198,457	$338,673	-41%	$591,439	$772,785	-23%
% of revenues	85%	69%		76%	69%

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

Three Months Ended September 30, 2022 versus 2021

Operating expenses were $198.5 million for the three months ended September 30, 2022 and represented 85% of revenues, compared with $338.7 million for the same period in 2021 which represented 69% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

Nine Months Ended September 30, 2022 versus 2021

Operating expenses were $591.4 million for the nine months ended September 30, 2022 and represented 76% of revenues, compared with $772.8 million for the same period in 2021 which represented 69% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

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

Three Months Ended September 30, 2022 versus 2021

For the three months ended September 30, 2022, compensation related expenses of $160.4 million represented 69% of revenues, compared with $307.6 million which represented 63% of revenues in the prior year period. In comparison to the prior year period, compensation expenses decreased primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period.

Nine Months Ended September 30, 2022 versus 2021

For the nine months ended September 30, 2022, compensation related expenses of $477.2 million represented 61% of revenues, compared with $678.1 million which represented 61% of revenues in the prior year period. In comparison to the prior year period, compensation expenses decreased primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period.

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

Three Months Ended September 30, 2022 versus 2021

For the three months ended September 30, 2022, non‑compensation expenses of $38.0 million represented 16% of revenues, compared with $31.1 million which represented 6% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period when there was less travelling due to the COVID pandemic.

Nine Months Ended September 30, 2022 versus 2021

For the nine months ended September 30, 2022, non‑compensation expenses of $114.3 million represented 15% of revenues, compared with $94.7 million which represented 8% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period when there was less travelling due to the COVID pandemic.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2022 versus 2021

For the three months ended September 30, 2022, other income and expenses were income of $2.6 million, primarily related to $2.6 million in earnings and dilution gains from our investment in MA Financial as compared to income of $30.4 million in the prior year period which was primarily related to a $20.2 million gain from the sale of 6.0 million shares of our investment in MA Financial and a $5.0 million net unrealized gain from the mark-to-market impact on equity instruments measured at fair value.

Nine Months Ended September 30, 2022 versus 2021

For the nine months ended September 30, 2022, other income and expenses were expenses of $2.7 million, primarily related to unrealized losses of $10.1 million from the mark-to-market impact on equity instruments measured at fair value, partially offset by $5.3 million in earnings and dilution gains related to the Company's investment in MA Financial. This compares to income of $36.4 million in the prior year period which was primarily related to a $20.2 million gain from the sale of 6.0 million shares of our investment in MA Financial and a $5.0 million net unrealized gain from the mark-to-market impact on equity instruments measured at fair value.

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

Three Months Ended September 30, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were an expense of $9.1 million and 24% and an expense of $42.1 million and 23%, for the three months ended September 30, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect an increase in the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate and an increase in state taxes.

Nine Months Ended September 30, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were an expense of $38.0 million and 21% and an expense of $69.7 million and 18%, for the nine months ended September 30, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2022 and December 31, 2021, the Company had cash equivalents of $75.9 million and $385.0 million, respectively, invested in U.S. Treasury instruments and money market securities. Additionally, as of September 30, 2022 and December 31, 2021, the Company had cash of $72.4 million and $135.2 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2022 and December 31, 2021, the Company held $192.7 million and $201.0 million of U.S. treasury instruments classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2022 and December 31, 2021 accounts receivable were $59.0 million and $41.9 million, respectively, net of allowances of $4.1 million and $2.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2023, this facility will automatically extend to June 28, 2024. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.10% or (ii) Prime minus 1.50%. As of September 30, 2022, the Company had no borrowings under the credit facility.

As of September 30, 2022, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2023, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of September 30, 2022.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on December 2, 2022 to Class A common shareholders of record on November 14, 2022. During the nine months ended September 30, 2022 the Company paid aggregate dividends of $1.80 per share.

During the nine months ended September 30, 2022 and 2021, the Company repurchased 3,174,093 and 1,848,029 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of an additional $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $62.5 million as of September 30, 2022.

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

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$146,010	$309,464
Non-cash charges	139,206	110,003
Other operating activities	(374,624)	127,670
Total operating activities	(89,408)	547,137
Investing Activities	4,247	(93,069)
Financing Activities	(274,417)	(375,947)
Effect of exchange rate changes	(12,490)	(1,672)
Net increase (decrease) in cash	(372,068)	76,449
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$148,946	$279,733

Nine months ended September 30, 2022

Cash, cash equivalents and restricted cash were $148.9 million at September 30, 2022, a decrease of $372.1 million from $521.0 million at December 31, 2021. Operating activities resulted in a net outflow of $89.4 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $4.2 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $274.4 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Nine months ended September 30, 2021

Cash, cash equivalents and restricted cash were $279.7 million at September 30, 2021, an increase of $76.4 million from $203.3 million at December 31, 2020. Operating activities resulted in a net inflow of $547.1 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $93.1 million primarily attributable to cash inflows for net purchases of investments. Financing activities resulted in a net outflow of $375.9 million primarily related to the payment of dividends and tax distributions, as well as treasury stock purchases.

Contractual Obligations

As of September 30, 2022, the Company has a total payable of $307.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $5.5 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were payments of $0.2 million made pursuant to the tax receivable agreement during the first nine months of 2022.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the three months ended September 30, 2022 and 2021, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $4.6 million and $3.0 million, respectively, and losses of $10.0 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2022 and 2021, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the third quarter of 2022

				Approximate Dollar
				Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Or Programs(2)(3)
July 1 - July 31	208,672	$40.00	179,033	$67.5 million
August 1 - August 31	106,001	41.97	103,592	63.2 million
September 1 - September 30	15,999	41.44	15,999	62.5 million
Total	330,672	$40.70	298,624	$62.5 million
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of November, 2022.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer