Form 10-K
period 2022-12-31
Moelis & Co
filed 2023-02-23
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2022 was $2,491 million.

As of February 9, 2023, there were 63,989,134 shares of Class A common stock, par value $0.01 per share, and 4,635,898 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, NY

PART I

When we use the terms “Company,” “we,” “our,” or “us,” we mean Moelis & Company, a Delaware corporation (incorporated in January 2014), and its consolidated subsidiaries. References to the “IPO” refer to our initial public offering in April 2014 where Moelis Asset Management LP reorganized its business in connection with the offering of 7,475,000 shares of Moelis & Company Class A common stock. Following the reorganization, the advisory business is now held under Moelis & Company Group LP (“Group LP”), a Delaware limited partnership, and Group LP is controlled by Moelis & Company.

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

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope of our advisory services, increasing the breadth of our geographic and sector coverage, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with 777 advisory professionals, including 151 Managing Directors, based in 21 locations around the world. We have demonstrated strong financial performance, achieving GAAP revenues of $985.3 million in 2022, and have advised on over $4.1 trillion of transactions since inception.

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

We advise our clients through all phases of the business cycle using our strong capabilities in M&A and strategic advisory, capital markets, recapitalization and restructuring and private funds advisory.

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

For our clients in financial distress, we partner senior recapitalization and restructuring professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, approximately 57% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We believe that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective for all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses, and we help these clients realize value which leads to further M&A activity for us. Furthermore, during distressed economic environments, companies may require an immediate infusion of capital to fund business operations. Through our full integration with our capital markets experts, we are able to provide our clients with innovative solutions to solve their capital needs.

We also provide global strategic advisory and private capital raising to private fund sponsors including secondary market advisory, tailored capital raise solutions and primary fundraising. Our team has extensive experience accessing private institutional capital on behalf of sponsors across a variety of fund types and our capabilities are fully integrated with our global platform. Combined with the firm’s leading financial sponsor franchise, sector expertise and M&A capabilities, we deliver a range of strategic, customized solutions to our clients across a wide spectrum of strategies, including buyout, growth, real assets, special situations and sector specific strategies.

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

Globally Integrated Firm with Innovative Advisory Solutions: We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With 21 locations in the Americas, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 151 global Managing Directors, which include 54 former sector and product heads from major investment banks. A discretionary incentive compensation structure encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank: Since our inception, we have achieved rapid growth and scaled our business meaningfully. During the past five years we have continued on this trajectory, adding 71 Managing Directors to enhance sector, product and regional capabilities across our platform. We currently have 21 offices with 1,107 employees, including 151 Managing Directors. We believe the quality and scale of our global franchise would be a challenge to replicate anew today.

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

Relationships with Global Investment Institutions: We believe that we have deep and broad relationships with many of the largest Global Investment Institutions in the world, including financial sponsors, sovereign wealth funds and other investment managers, which continue to represent a growing portion of the overall fee pool. These deep relationships have been a focal point of the Firm since our founding, and our coverage has strengthened over time. Our ability to provide holistic solutions to these institutions is a key strength of Moelis & Company. We advise them throughout their entire portfolio company life cycle, and have the capabilities to assist them on their initial and secondary raising of funds, identifying financing options, sourcing potential targets for their portfolios and seeking exit opportunities via public and private processes. As a result of our broad and diverse offering, we have become an important solution provider to this client base.

Significant Organic Growth Opportunities: We have made significant investment in our people with the hiring or promotion of 71 Managing Directors in the last five years. Since inception, undergraduate and MBA hiring has been a critical component of our talent strategy. We have a global commitment to our campus recruiting and diversity programs. We are realizing meaningful organic growth from these investments and have already started seeing individuals who began their career at Moelis become Managing Directors. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

High Standard of Confidentiality and Discretion: Due to the highly sensitive nature of M&A discussions where confidentiality is of paramount importance to clients, the M&A business is most effectively operated on a “need to know” basis. We believe that large financial conglomerates with multiple divisions, "Information Barriers" (also known as “Chinese Walls”) and layers of management have a significantly greater number of employees who have access to sensitive client information, which can increase the risk of confidential information or material non-public information leaking. Such leaks can materially impair the viability of transactions and other strategic decisions and cause legal, regulatory and reputational harm. We have established a high standard of confidentiality and discretion, as well as instituted procedures designed to safeguard our clients' confidential information or material non-public information and minimize the risk of sensitive information being used inappropriately or leaking to the market.

Diversified Advisory Platform: Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to financial sponsors to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing approximately 21% of our revenues in 2022. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

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

We are dedicated to maintaining an inclusive workplace that promotes and values diversity. Our commitment to uphold a culture of respect and inclusion is driven by our executive leadership and our Board of Directors. As a global, multicultural firm we are committed to building a workforce with diversity of thoughts and perspectives that are representative of the range of clients we advise around the world. Our ability to provide a rewarding career path in an environment focused on collaboration that brings together diverse perspectives and experiences results in best in class advice for our clients. Pipeline talent programs including our flagship Leadership Development Program, targeted coaching and development and our Employee Networks, provide an important opportunity for an exchange of ideas and relationship building among employees who identify as part of underrepresented groups and their allies. These firm-sponsored and employee-driven groups support our culture of inclusion and career development and create a framework for global connectivity and idea sharing. Our firm supports diverse communities through volunteerism, fundraising efforts and partnerships. We support more than 60 nonprofit organizations around the world. While the firm has always been focused on the health and well-being of our employees, we have expanded access to mental health services and support for employees and their families.

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

Today, MA Financial is a firm specializing in asset management, lending, corporate advisory and equities. Our original position of 50.0 million shares has been reduced by the sale of 26.5 million shares of MAF since the IPO, and further diluted through share issuances of MAF common stock. Despite these transactions, we still maintain a significant investment in and partnership with MA Financial. In connection with MA Financial’s IPO, the Company and MA Financial entered into a strategic alliance agreement pursuant to which MA Financial continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. In the U.S., the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Moelis & Company LLC, our wholly‑owned subsidiary through which we conduct our financial advisory business in the U.S., is registered as a broker‑dealer with the SEC. Moelis & Company LLC is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self‑regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Moelis & Company LLC. State securities regulators also have regulatory or oversight authority over Moelis & Company LLC.

Broker‑dealers are subject to regulations that cover all aspects of the securities business, including capital structure, licensing and registration, supervision, record‑keeping, investor protection, market abuse/insider trading and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker‑dealer and member of a self‑regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3‑1. Rule 15c3‑1 specifies the minimum level of net capital a broker‑dealer must maintain and also requires that a significant part of a broker‑dealer’s assets be kept in relatively liquid form. The SEC and various self‑regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker‑dealer and constrain the ability of a broker‑dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In addition to the regulation we are subject to in the United States, we are also subject to regulation internationally by the Financial Conduct Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Dubai Financial Services Authority, the Dutch Authority for the Financial Markets, and the Securities and Exchange Board of India.

Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non‑U.S. governments, their respective agencies and/or various self‑regulatory organizations or exchanges relating to, among other things, the privacy of client information, data protection and any failure to comply with these regulations could expose us to liability and/or reputational damage.

The U.S. and non‑U.S. government agencies and self‑regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer or its directors, officers or employees.

Federal anti‑money‑laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and registration with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). In addition, the Bank Secrecy Act, USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti‑money‑laundering program.

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

Yolonda C. Richardson,

Executive Vice President of Global Programs for the Campaign for Tobacco Free Kids and the Global Health Advocacy Incubator

Kenneth L. Shropshire,

Adidas Distinguished Professor of Global Sport and CEO of Global Sport Institute at Arizona State University, David W. Hauck Professor Emeritus, Wharton School, University of Pennsylvania and Former Faculty Director of Wharton Sports Business Initiative

Laila Worrell

CEO of Harvard Business Review Global, Board Member of the Harvard Business School Club of New York, Member of the Advisory Council for the American Museum of Natural History

Other Executive Officers

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2022).

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

Voting and Economic Rights

Group LP issued Class A partnership units to Moelis & Company and to the holders of Moelis Asset Management LP units at the time of the reorganization in April 2014. In addition, Group LP issued Class B partnership units to Moelis & Company. The Group LP Class B partnership units correspond with the economic rights of shares of Moelis & Company’s Class B common stock. Group LP Class A unitholders have no voting rights by virtue of their ownership of Group LP partnership units, except for the right to approve certain amendments to the amended and restated limited partnership agreement of Group LP, certain changes to the capital accounts of the limited partners of Group LP and any conversion of Group LP to a corporation other than for purposes of a sale transaction. Partner Holdings holds all shares of Moelis & Company Class B common stock, enabling it to exercise significant voting control over Moelis & Company and, indirectly, over Group LP.

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2022 and 2021 referenced throughout this Form 10‑K was obtained from Refinitiv as of January 9, 2023 and January 6, 2022, respectively.

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

OTHER INFORMATION

Our website address is www.moelis.com. We make available free of charge on the Investor Relations section of our website (http://investors.moelis.com) this Annual Report on Form 10‑K (“Form 10‑K”), Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended (the “Exchange Act”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.moelis.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Contact Us” section at http://investors.moelis.com. We do not intend for information contained in our website to be part of this Form 10‑K. The inclusion of our website in this Form 10‑K does not include or incorporate by reference the information on our website into this Form 10‑K.

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

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, including in 2022, the volume and value of M&A transactions generally decreases, thereby reducing the demand for our M&A advisory services and increases price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of recapitalization and restructuring transactions may decrease, thereby reducing the demand for our recapitalization and restructuring advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations have been in the past and are likely to be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by certain non-discretionary costs, including (but not limited to) costs related to information technology, information services and real estate leasing. We may be unable to scale back these and other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may further deteriorate because of many factors beyond our control, including rising interest rates, inflation, international conflict (including the conflict between Russia and Ukraine), terrorism, natural disasters, a pandemic or political uncertainty.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. In 2022 and 2021, we had 187 clients and 282 clients paying fees equal to or greater than $1 million, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

There have been a number of highly-publicized cases involving fraud, insider trading, use of off-channel electronic messaging applications or other misconduct by employees in the financial services industry, and there is a risk that our employees engage in misconduct that adversely affects our business. Our business often requires that we deal with confidential matters of great significance to our clients. Our employees’ improper use or disclosure of confidential information and material non-public information provided by our clients could subject us to regulatory and criminal investigations, disciplinary action, fines, or sanctions and we could suffer serious harm to our reputation, financial position, the trading price of our common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information and material non-public information we hold. If an employee’s failure to do so results in the improper release of confidential information or material nonpublic information, we could be subject to reputational harm, regulatory actions and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter employee misconduct despite the precautions we take to prevent and detect misconduct. If our employees engage in misconduct, our business could be materially adversely affected.

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

The use of the “Moelis” brand name by either Moelis Asset Management LP and its subsidiaries or MA Financial and the affiliation of Atlas Crest Investment Corp. entities with Moelis may expose us to reputational harm that could adversely affect our business should they take actions that damage the brand name.

Moelis Asset Management LP and MA Financial operate as separate legal entities. We have licensed to Moelis Asset Management LP and its subsidiaries the use of the “Moelis” brand name for certain purposes, including in connection with asset management activities. We have licensed to MA Financial the use of the “Moelis” brand name in connection with its financial advisory services business, an equity capital markets and research, sales and trading business covering Australian public equity securities and asset management businesses. As Moelis Asset Management LP and its subsidiaries and MA Financial historically have and will continue to use the “Moelis” brand name, and because the Company no longer controls these entities, there is a risk of reputational harm to us if any of Moelis Asset Management LP, its subsidiaries or MA Financial, among other things, have engaged, or in the future were to engage in poor business practices, or were to experience adverse results or otherwise damage the reputational value of the “Moelis” brand name. These risks could adversely affect our revenue and our business prospects.

Atlas Crest Investment Corp. entities (each an "Atlas Crest Entity" and collectively referred to as "Atlas Crest Entities") were SPACs affiliated with Moelis. Mr. Moelis was the non-Executive Chairman of the Atlas Crest Entities. Mr. Moelis, other executive officers and Managing Directors of Moelis owned a majority of each respective sponsor of Atlas Crest Entities. If Atlas Crest Entities engaged in poor business practices, Moelis could suffer reputational harm that could adversely affect our revenue and our business prospects. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated.

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

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self‑regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as disciplinary actions, censures, fines, suspensions of personnel or business activities and/or other sanctions, including revocation of the registration of us or any of our subsidiaries as a financial advisor and could impair executive retention or recruitment. For example, we are subject to bribery and anti-corruption regulation, especially with respect to businesses we conduct for clients that are governmental entities or owned by governmental entities. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our financial condition and business and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

See also our discussion in Part I-Item 3 - Legal Proceedings.

We are exposed to risks and costs associated with protecting the integrity and security of our clients’, employees’ and others’ personal data and other sensitive information.

As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data and material non-public information. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with increasingly stringent U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our information systems collecting such information. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018 and replaced the current data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data. Any failure to comply with these regulations could expose us to liability and/or reputational damage.

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

We face various cybersecurity and other operational risks related to our business on a day‑to‑day basis. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, governmental agencies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.

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

We operate a business that is highly dependent on information systems and technology. Any failure to keep complete and accurate books and records can render us liable to disciplinary action by governmental and self‑regulatory authorities, as well as to claims by our clients. We rely on third‑party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents, or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the novel strain of coronavirus COVID-19 (“COVID-19”), or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, geopolitical tensions, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

The rapid, worldwide spread of COVID-19 has created global economic disruption and uncertainty. Even though the COVID-19 pandemic has been gradually subsiding, we believe COVID-19’s continuing impact will be significantly driven by factors that are beyond our control, including, for example: the extent to which COVID-19 variants become additional public health threats, the timing, scope and effectiveness of governmental responses to the pandemic; the effectiveness of vaccinations and medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact if the business environment is further disrupted by COVID-19. As a result, COVID-19 could still have a material adverse effect on our business, operating results and financial condition.

We implemented various initiatives to reduce the impact of COVID-19, such as supporting the ability for all of our employees to work remotely from home, while seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of catastrophic events, such as COVID-19, or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit events like the COVID-19 pandemic. Catastrophic events, like COVID-19, may present a threat to our employees’ well-being. While our employees have returned to office, we continue to monitor federal, state and local regulations regarding return to office and take into account local conditions, which may result in increased operational and compliance costs. There is no guarantee that the measures implemented will protect the health of our employees. While we have business continuity plans to protect the health of our employees, such plans cannot anticipate all scenarios, and may alter workplace practices that could negatively impact us and our business, such as a loss of productivity.

Similarly, the military conflict between Russia and Ukraine or the diplomatic tensions between the U.S. and China could result in geopolitical instability and adversely affect the global economy or specific markets, which could have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability.

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

In 2022, we earned approximately 21% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, some of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

•
greater difficulties in managing and staffing foreign operations;
•
language and cultural differences;
•
fluctuations in foreign currency exchange rates that could adversely affect our results;
•
unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•
longer transaction cycles;
•
higher operating costs;
•
adverse consequences or restrictions on the repatriation of earnings and/or capital;
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

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2022 is approximately 42%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation does not provide for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

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

During February 2023, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2023 to Class A common stockholders of record on February 21, 2023. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 3. Legal Proceedings

In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In November 2022, the Company received a request for information from the Securities and Exchange Commission in connection with its ongoing industry-wide investigation of broker dealer practices relating to recordkeeping of business communications on messaging applications. The Company is cooperating and providing information in response to the request.

In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a significant adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “MC.” There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP.

As of February 9, 2023, there were approximately 95 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2023, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2023 to Class A common stockholders of record on February 21, 2023.

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

Stock Performance

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2017 through December 31, 2022, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2017. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2022

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2022. Share repurchases are recorded on a trade date basis.

Approximate Dollar
Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plan
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Or Programs(2)(3)
October 1 - October 31	—	$—	—	$62.5 million
November 1 - November 30	29,504	42.27	—	62.5 million
December 1 - December 31	—	—	—	62.5 million
Total	29,504	$42.27	—	$62.5 million
(1)
These include share purchases arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)
In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date.
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

As of December 31, 2022, we served our clients globally with 771 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2022 and 2021 referenced throughout this Form 10-K was obtained from Refinitiv, as of January 9, 2023 and January 6, 2022, respectively.

For the year ended December 31, 2022, we earned GAAP revenues of $985.3 million compared with $1,540.6 million earned during the same period in 2021. This represents a decrease of 36% compared to a 24% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Despite slower activity levels in 2022 versus record levels in 2021, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets to execute on their strategic objectives. Additionally, financial sponsors have accumulated record amounts of capital that should allow for strong levels of M&A activity over the intermediate and long-term time horizon. However, these dialogues and client engagement do not always quickly translate to revenues. The record level of corporate debt that has accumulated, a rising interest rate environment and the economic impacts of inflation have led to our restructuring mandates increasing throughout the course of the past year. In addition, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs.

We believe that rising interest rates, inflation, the military conflict in Ukraine and increasing regulatory burdens may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2022 and 2021. For a discussion of our results of operations for the year ended December 31, 2020, refer to “Item 7- Management’s

Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021.

	Year Ended December 31,			Variance
($ in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues	$985,297	$1,540,611	$943,276	-36%	63%
Expenses:
Compensation and benefits	618,195	913,909	560,803	-32%	63%
Non-compensation expenses	151,002	130,785	116,764	15%	12%
Total operating expenses	769,197	1,044,694	677,567	-26%	54%
Operating income (loss)	216,100	495,917	265,709	-56%	87%
Other income and (expenses)	220	40,396	4,404	-99%	817%
Income (loss) before income taxes	216,320	536,313	270,113	-60%	99%
Provision (benefit) for income taxes	47,638	113,335	51,675	-58%	119%
Net income (loss)	$168,682	$422,978	$218,438	-60%	94%

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

Year Ended December 31, 2022 versus 2021

Revenues were $985.3 million for the year ended December 31, 2022 compared with $1,540.6 million for the same period in 2021, representing an decrease of 36%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the years ended December 31, 2022 and 2021, we earned revenues from 314 clients and 404 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 187 clients and 282 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Expenses:
Compensation and benefits	$618,195	$913,909	$560,803	-32%	63%
% of revenues	63%	59%	59%
Non-compensation expenses	$151,002	$130,785	$116,764	15%	12%
% of revenues	15%	8%	12%
Total operating expenses	$769,197	$1,044,694	$677,567	-26%	54%
% of revenues	78%	68%	72%

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

Year Ended December 31, 2022 versus 2021

Operating expenses were $769.2 million for the year ended December 31, 2022 and represented 78% of revenues, compared with $1,044.7 million for the same period in 2021 which represented 68% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the mark-to-market impact on investments where our employees and the Moelis advisory platform contributed meaningfully to the acquisition of the asset, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors and other bankers, the amount of compensation expenses amortized related to equity awards and other relevant factors. As a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

Our compensation expenses consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts subject to clawback and contingent upon a required period of service (“contingent cash awards”) and amortization of equity‑based compensation awards. Base salary and benefits are paid ratably throughout the year. Equity awards are amortized into compensation expenses on a graded basis (based upon the fair value of the award at the time of grant) during the service period (adjusted for retirement eligibility) over which the award vests, which is typically four or five years. The awards are recorded within equity as they are expensed. Contingent cash awards are amortized into compensation expenses over the required service period. Incentive compensation, which is accrued throughout the year, is discretionary and dependent upon a number of factors including the performance of the Company and is generally awarded and paid during the first two months subsequent to the performance year. The number of equity units granted as a component of the annual incentive award is determined with reference to the Company’s grant date fair value.

Year Ended December 31, 2022 versus 2021

For the year ended December 31, 2022, compensation‑related expenses of $618.2 million represented 63% of revenues, compared with $913.9 million which represented 59% of revenues in the prior year. The decrease in compensation expenses was primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period.

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

Year Ended December 31, 2022 versus 2021

For the year ended December 31, 2022, non‑compensation expenses of $151.0 million represented 15% of revenues, compared with $130.8 million, which represented 8% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and other related expenses, as compared to the prior year period when there was less travelling due to the COVID pandemic.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2022 versus 2021

Other income and expenses included income of $0.2 million and income of $40.4 million for the years ended December 31, 2022 and 2021, respectively. The income of the current year is primarily related to $7.0 million in benefits arising from the enforcement of non-compete provisions, as well as $6.3 million in earnings and dilution gains related to the Company's investment in MA Financial and $2.6 million in net gains on sovereign treasury securities. These increases were partially offset by unrealized losses of $15.1 million from the mark-to-market impact on equity instruments measured at fair value. In the prior year, the income of $40.4 million was related to a $20.2 million gain on the sale of 6.0 million shares of our investment in MA Financial and $9.9 million in dilution gains driven by MA Financial share issuances, partially offset by a $2.8 million net unrealized loss from the mark-to-market impact on equity instruments measured at fair value.

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

Year Ended December 31, 2022 versus 2021

The Company’s provision for income taxes and effective tax rates were $47.6 million and 22% and $113.3 million and 21% for the years ended December 31, 2022 and 2021, respectively. The income tax provision and effective tax rate for the aforementioned periods primarily reflect the Company's allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, partially offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2022 and 2021, the Company had cash equivalents of $97.1 million and $385.0 million, respectively, invested in sovereign treasury securities and money market funds. Additionally, as of December 31, 2022 and 2021, the Company had cash of $109.6 million and $135.2 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2022, and 2021, the Company held $205.8 million and $201.0 million of sovereign treasury securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2022, and 2021, accounts receivable were $47.8 million and $41.9 million, respectively, net of allowances of $1.7 million and $2.8 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2023, this facility will automatically extend to June 28, 2024. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of December 31, 2022, the Company had no borrowings under the credit facility.

As of December 31, 2022, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2023, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of December 31, 2022.

During February 2023, the Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share to be paid on March 28, 2023 to Class A common stockholders of record on February 21, 2023. During the year ended December 31, 2022, the Company paid aggregate dividends of $2.40 per share.

During the years ended December 31, 2022 and 2021, the Company repurchased 3,203,597 and 1,914,097 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $62.5 million as of December 31, 2022.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the consolidated financial statements as of December 31, 2022 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$168,682	$422,978	$218,438
Non-cash charges	175,526	163,726	177,384
Other operating activities	(311,214)	350,276	33,393
Total operating activities	32,994	936,980	429,215
Investing Activities	(11,183)	(17,014)	(39,951)
Financing Activities	(326,901)	(602,541)	(351,790)
Effect of exchange rate changes	(8,385)	305	(2,762)
Net increase (decrease) in cash	(313,475)	317,730	34,712
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$207,539	$521,014	$203,284

Year Ended December 31, 2022

Cash, cash equivalents and restricted cash were $207.5 million as of December 31, 2022, a decrease of $313.5 million from $521.0 million as of December 31, 2021. Operating activities resulted in a net inflow of $33.0 million primarily attributable to cash collected from clients, net of cash operating expense outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $11.2 million primarily attributable to net cash outflows for equipment and leasehold improvements. Financing activities resulted in a net outflow of $326.9 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of December 31, 2022, the Company has a total payable of $302.4 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $21.6 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were payments of $6.6 million made pursuant to the tax receivable agreement during 2022.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, government agency debt securities and sovereign treasury securities. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. In addition to cash and cash equivalents, we hold various types of sovereign treasury securities that are classified as investments on our consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, Saudi riyal, Israeli shekel and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2022 and 2021, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income were losses of $4.3 million and $0.4 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2022 and 2021, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2022, and the related notes and schedule, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the period in which transaction fees were recognized included the following, among others:

•
We tested the design and operating effectiveness of the Company's controls over revenue recognition, including controls over the Company's assessment of transactions that closed subsequent to the period-end date which might meet the criteria for recognition.

•
We selected a sample of revenue transactions recognized shortly before and after the period-end date, and performed the following procedures:

•
Evaluated whether all conditions to recognize revenue had been met as of the period-end date and management's assertion it was probable a significant revenue reversal would not occur in the future, including (1) inquiry of management and (2) examination of documentation surrounding the transaction, including correspondence with parties outside of the Company and with members of the advisory deal teams.

•
Compared the revenue recognized to the consideration expected to be received based on the terms included in the engagement letter and any modifications agreed upon with customers.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 23, 2023

We have served as the Company's auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$206,794	$520,213
Restricted cash	745	801
Receivables:
Accounts receivable, net of allowance for credit losses of $1,729 and $2,823 as of December 31, 2022 and December 31, 2021, respectively	47,825	41,870
Accrued and other receivables	8,514	27,698
Total receivables	56,339	69,568
Deferred compensation	15,100	11,499
Investments	265,245	263,341
Right-of-use assets	152,341	164,083
Equipment and leasehold improvements, net	57,152	59,163
Deferred tax assets	429,649	448,123
Prepaid expenses and other assets	33,504	18,890
Total assets	$1,216,869	$1,555,681
Liabilities and Equity
Compensation payable	$243,176	$503,707
Accounts payable, accrued expenses and other liabilities	11,929	69,883
Amount due pursuant to tax receivable agreement	302,356	307,363
Deferred revenue	7,708	4,539
Lease liabilities	192,762	191,890
Total liabilities	757,931	1,077,382
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 73,063,181 issued and 63,986,404 outstanding at December 31, 2022; 1,000,000,000 authorized, 68,518,779 issued and 62,645,599 outstanding at December 31, 2021)	730	685
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,635,898 issued and outstanding at December 31, 2022; 1,000,000,000 authorized, 4,686,344 issued and outstanding at December 31, 2021)	46	47
Treasury stock, at cost; 9,076,777 and 5,873,180 shares at December 31, 2022 and December 31, 2021, respectively	(403,857)	(256,320)
Additional paid-in-capital	1,412,795	1,280,498
Retained earnings (accumulated deficit)	(560,690)	(535,282)
Accumulated other comprehensive income (loss)	(4,529)	(560)
Total Moelis & Company equity	444,495	489,068
Noncontrolling interests	14,443	(10,769)
Total equity	458,938	478,299
Total liabilities and equity	$1,216,869	$1,555,681

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$985,297	$1,540,611	$943,276
Expenses
Compensation and benefits	618,195	913,909	560,803
Occupancy	24,243	26,533	30,033
Professional fees	20,971	21,826	18,378
Communication, technology and information services	39,310	35,373	32,181
Travel and related expenses	32,416	15,399	12,845
Depreciation and amortization	7,975	7,242	4,708
Other expenses	26,087	24,412	18,619
Total expenses	769,197	1,044,694	677,567
Operating income (loss)	216,100	495,917	265,709
Other income and (expenses)	220	40,396	4,404
Income (loss) before income taxes	216,320	536,313	270,113
Provision (benefit) for income taxes	47,638	113,335	51,675
Net income (loss)	168,682	422,978	218,438
Net income (loss) attributable to noncontrolling interests	18,337	57,765	39,607
Net income (loss) attributable to Moelis & Company	$150,345	$365,213	$178,831
Weighted-average shares of Class A common stock outstanding
Basic	65,766,439	63,125,497	56,566,645
Diluted	70,320,182	68,435,579	60,723,365
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$2.29	$5.79	$3.16
Diluted	$2.14	$5.34	$2.95

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$168,682	$422,978	$218,438
Foreign currency translation adjustment, net of tax	(4,333)	(431)	(2,040)
Other comprehensive income (loss)	(4,333)	(431)	(2,040)
Comprehensive income (loss)	164,349	422,547	216,398
Less: Comprehensive income (loss) attributable to noncontrolling interests	17,973	57,693	39,200
Comprehensive income (loss) attributable to Moelis & Company	$146,376	$364,854	$177,198

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$168,682	$422,978	$218,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	2,630	2,026	2,544
Depreciation and amortization	7,975	7,242	4,708
Equity-based compensation	128,938	167,938	133,623
Deferred tax provision	26,786	22,862	38,997
Gain on equity method investment	(2,903)	(30,091)	—
Other	12,100	(6,251)	(2,488)
Changes in assets and liabilities:
Accounts receivable	(20,320)	26,941	(46,698)
Accrued and other receivables	22,026	(14,721)	(983)
Prepaid expenses and other assets	(14,987)	(3,396)	1,236
Deferred compensation	(3,762)	505	(221)
Compensation payable	(255,291)	282,872	57,003
Accounts payable, accrued expenses and other liabilities	(45,043)	52,874	21,461
Deferred revenue	3,227	1,845	(347)
Dividends received	2,936	3,356	1,942
Net cash provided by (used in) operating activities	32,994	936,980	429,215
Cash flows from investing activities
Purchases of investments	(334,743)	(486,124)	(390,586)
Proceeds from sales of investments	332,517	456,302	391,494
Note payments received from (issued to) employees	(3,000)	70	(200)
Purchases of equipment and leasehold improvements	(5,957)	(16,426)	(40,659)
Proceeds from partial sale of equity method investment	—	29,164	—
Net cash provided by (used in) investing activities	(11,183)	(17,014)	(39,951)
Cash flows from financing activities
Payments for dividends and tax distributions	(174,651)	(479,963)	(282,920)
Payments for treasury stock purchases	(147,537)	(104,150)	(44,334)
Payments under tax receivable agreement	(6,613)	(18,628)	(36,459)
Proceeds from exercise of stock options	—	—	11,923
Other proceeds	1,900	200	—
Net cash provided by (used in) financing activities	(326,901)	(602,541)	(351,790)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(8,385)	305	(2,762)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(313,475)	317,730	34,712
Cash, cash equivalents, and restricted cash, beginning of period	521,014	203,284	168,572
Cash, cash equivalents, and restricted cash, end of period	$207,539	$521,014	$203,284
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$76,422	$55,189	$(305)
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$7,478	$26,964	$14,964
Dividends in kind	$20,804	$63,374	$41,144
Non-cash settlement of accounts receivable	$10,802	$18,550	$—
Cumulative effect adjustment upon adoption of ASU 2016-13	$—	$—	$364
Settlement of partnership units not yet paid	$—	$118	$—
Forfeiture of fully-vested Group LP units or other equity units	$—	$25	$96

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2020	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,192)	$1,432	$(49,000)	$393,827
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	(364)	—	—	(364)
Balance as of January 1, 2020, as adjusted	52,773,617	10,397,915	(2,757,558)	$528	$104	$(107,836)	$872,791	$(324,556)	$1,432	$(49,000)	$393,463
Net income (loss)	—	—	—	$—	$—	$—	$—	$178,831	$—	$39,607	$218,438
Equity-based compensation	4,036,161	—	—	40	—	—	133,544	—	—	39	133,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,633)	(407)	(2,040)
Dividends declared ($4.1525 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	41,144	(274,957)	—	(49,107)	(282,920)
Treasury stock purchases	—	—	(1,201,525)	—	—	(44,334)	—	—	—	—	(44,334)
Exercise of stock options	727,984	—	—	7	—	—	11,916	—	—	—	11,923
Class A Partnership Units or other equity converted into Class A Common Stock	4,449,165	(4,449,165)	—	45	(45)	—	(6,544)	—	—	20,722	14,178
Equity-based payments to non-employees	—	—	—	—	—	—	1,452	—	—	—	1,452
Other	—	—	—	—	—	—	(1,981)	—	—	2,671	690
Balance as of December 31, 2020	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	$—	$—	$—	$—	$365,213	$—	$57,765	$422,978
Equity-based compensation	3,714,605	—	—	36	—	—	142,507	—	—	25,395	167,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(359)	(72)	(431)
Dividends declared ($6.80 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	63,374	(479,813)	—	(63,524)	(479,963)
Treasury Stock Purchases	—	—	(1,914,097)	—	—	(104,150)	—	—	—	—	(104,150)
Class A Partnership Units or other equity converted into Class A Common Stock	2,817,247	(1,262,406)	—	29	(12)	—	22,005	—	—	4,942	26,964
Equity-based payments to non-employees	—	—	—	—	—	—	315	—	—	—	315
Other	—	—	—	—	—	—	(25)	—	—	200	175
Balance as of December 31, 2021	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	$—	$—	$—	$—	$150,345	$—	$18,337	$168,682
Equity-based compensation	3,488,662	—	—	33	—	—	103,040	—	—	25,865	128,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,969)	(364)	(4,333)
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	20,804	(175,753)	—	(19,702)	(174,651)
Treasury Stock Purchases	—	—	(3,203,597)	—	—	(147,537)	—	—	—	—	(147,537)
Class A Partnership Units or other equity converted into Class A Common Stock	1,055,740	(50,446)	—	12	(1)	—	8,291	—	—	(824)	7,478
Equity-based payments to non-employees	—	—	—	—	—	—	162	—	—	—	162
Other	—	—	—	—	—	—	—	—	—	1,900	1,900
Balance as of December 31, 2022	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938

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
•
Moelis & Company Europe Limited, Frankfurt am Main Branch (German branch)
•
Moelis & Company UK LLP, DIFC Branch (Dubai branch)
•
Moelis & Company Asia Limited (“Moelis Asia”), a limited company incorporated in Hong Kong licensed under the Hong Kong Securities and Futures Ordinance to provide financial advisory services. In addition to Hong Kong, Moelis Asia maintains operations in Beijing, China through a wholly‑owned Chinese subsidiary, Moelis & Company Consulting (Beijing) Company Limited.
•
Moelis & Company Netherlands B.V., a private limited company incorporated in Amsterdam, Netherlands. In addition to Amsterdam, Moelis Netherlands maintains operations in Paris, France through a branch, Moelis & Company Netherlands B.V. French Branch.
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

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in sovereign treasury securities and money market funds.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2022 and 2021, is presented below.

	December 31,
	2022	2021
Cash	$109,646	$135,217
Cash equivalents	97,148	384,996
Restricted cash	745	801
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$207,539	$521,014

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of December 31, 2022 and 2021 were $9,462 and $20,041, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long term receivables generated interest income of $607, $743 and $748 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13— “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") using the modified retrospective method. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $459. The tax effect of this adjustment increased retained earnings by $95, resulting in a net decrease of $364 as of January 1, 2020. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires estimates of future credit losses based on reasonable supporting information. The Company continues to assess its CECL estimates and recognize changes to expected credit losses during the period in earnings.

The following tables summarize credit loss allowance activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,621	$202	$2,823	$3,577	$198	$3,775
Charge-offs, foreign currency translation and other adjustments	(3,656)	(68)	(3,724)	(2,978)	—	(2,978)
Recoveries	(3,855)	(103)	(3,958)	(8,637)	(65)	(8,702)
Provision for credit losses	6,026	562	6,588	10,659	69	10,728
Allowance for credit losses, ending balance	$1,136	$593	$1,729	$2,621	$202	$2,823

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

Software— Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid and other assets on the Company’s consolidated statement of financial condition. Such capitalized costs are amortized using the straight-line method over the term of the cloud computing service contract or another rational basis, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. All costs not directly related to the implementation of cloud computing arrangements, including overhead costs and costs of service agreements, are expensed in the period they are incurred. The amortization expense of such capitalized costs are presented under communication, technology and information services on the consolidated statement of operations.

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

Revenue and Expense Recognition—We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fund raisings and secondary transactions and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant‑date fair value, which is based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. In certain instances, the Company may grant an equity-based award with a post-vesting restriction, which is reflected in the grant-date fair value of the award. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award's grant date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2022, 2021 and 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, no such amounts were recorded.

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

Inflation Reduction Act of 2022 – The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2022, including (i) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (ii) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. Upon initial evaluation, the Company does not expect the IRA to have a material impact to the Company’s consolidated financial statements.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2022	2021
Office equipment	$16,157	$15,883
Furniture and fixtures	14,386	14,303
Leasehold improvements	61,293	61,054
Construction in progress	1,438	—
Total	93,274	91,240
Less: Accumulated depreciation and amortization	(36,122)	(32,077)
Equipment and leasehold improvements, net	$57,152	$59,163

Depreciation and amortization expenses for fixed assets totaled $7,975, $7,242 and $4,708 for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022 and December 31, 2021, there were $1,639 and $2,127 of costs capitalized, net of $1,232 and $744 of accumulated amortization, respectively, within prepaid expenses and other assets on our consolidated statements of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $488, $488 and $256 for the years ended December 31, 2022, 2021 and 2020, respectively. The amortization expense was recorded within communication, technology and information services on the consolidated statements of operations.

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

The estimated fair value of money market funds, sovereign treasury securities, common stock, and warrants are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in sovereign treasury securities with maturities of less than twelve months and considers U.S. and U.K. treasury securities to be risk free and does not reserve for expected credit losses on these investments. Common stock and warrants held of publicly-traded companies are categorized as level 1 in the fair value hierarchy.

The fair value of the Company's financial assets as of December 31, 2022, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign treasury securities	$55,938	$—	$55,938	$—
Money market funds	41,210	—	41,210	—
Investments
Sovereign treasury securities	205,779	—	205,779	—
Common stock	12,149	12,149	—	—
Warrants	153	153	—	—
Total financial assets	$315,229	$12,302	$302,927	$—

For the year ended December 31, 2022, unrealized losses of $15,038 were recognized related to equity investments measured at fair value held at the reporting date. All losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $234,546 as of December 31, 2022.

The fair value of the Company's financial assets as of December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign treasury securities	$301,992	$—	$301,992	$—
Money market funds	83,004	—	83,004	—
Investments
Sovereign treasury securities	200,973	—	200,973	—
Common stock	15,964	15,964	—	—
Warrants	684	684	—	—
Total financial assets	$602,617	$16,648	$585,969	$—

For the year ended December 31, 2021, unrealized losses of $2,788 were recognized related to equity investments measured at fair value held at the reporting date. All losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $220,422 as of December 31, 2021.

Investments Held at Cost

The Company made investments in the sponsors (collectively referred to herein as "Atlas Crest Sponsors") of several Atlas Crest Entities, each a SPAC. The Company's Chief Executive Officer, Kenneth Moelis, was the managing member of the Atlas Crest Sponsors and served as Non-Executive Chairman of the Atlas Crest Entities. The Company does not direct the activities of the Atlas Crest Sponsors or the related SPACs.

Investments in the Atlas Crest Sponsors that do not have readily determinable fair values are measured at cost less impairment, and are included in investments on the consolidated statements of financial condition. As of December 31, 2022 and December 31, 2021, the aggregate investment balances of the Atlas Crest Sponsors held at cost was $0 and $1,895, respectively. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. The Company recognized $983 in realized losses in other income and expenses on the consolidated statement of operations related to the wind-ups.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s consolidated statements of financial condition. As of December 31, 2022, and 2021, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $47,164 and $43,825, respectively. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operations.

During the years ended December 31, 2022, 2021 and 2020, MA Financial declared dividends, of which the Company received $2,936, $3,356, and $1,942, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

From time to time, MA Financial may issue shares in connection with a transaction or employee compensation which reduces the Company's ownership interest in MA Financial and can result in dilution gains or losses. Such gains or losses are recorded in other income and expenses on the consolidated statements of operations.

6.
INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2022	2021	2020
U.S.	$164,623	$468,725	$264,047
Non-U.S.	51,697	67,588	6,066
Income (loss) before income taxes	$216,320	$536,313	$270,113

The current and deferred components of the income tax provision for the years ended December 31, 2022, 2021 and 2020 are as follows:

	For the Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$8,659	$63,979	$8,207
State and Local	6,290	15,875	2,955
Foreign	5,901	10,619	1,517
	$20,850	$90,473	$12,679
Deferred income taxes:
Federal	$20,308	$20,811	$31,773
State and Local	4,788	4,295	7,122
Foreign	1,692	(2,244)	101
Total	$47,638	$113,335	$51,675

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2022	2021	2020
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to state and local taxes	2.3%	3.6%	3.7%
Rate benefit as a U.S. limited partnership/flow through	-1.8%	-2.3%	-3.1%
Excess tax benefit from equity compensation delivery	-2.6%	-3.4%	-2.6%
Foreign taxes	0.8%	1.3%	0.0%
Non-deductible expenses	1.9%	2.2%	1.1%
Return to provision	1.1%	-0.3%	-0.2%
Other	-0.8%	-1.0%	-0.8%
Effective income tax rate	21.9%	21.1%	19.1%

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

The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2022	2021
Net operating loss	$8,679	$9,867
Step-up in tax basis in Group LP assets	361,544	384,080
Deferred compensation	66,228	63,778
Lease liability	44,326	43,479
Other	9,467	12,631
	490,244	513,835
Valuation allowance on NOL and other	(11,563)	(18,368)
Deferred tax asset	$478,681	$495,467

Right-of-use asset	$(34,972)	$(37,117)
Other	(14,060)	(10,227)
Deferred tax liability	$(49,032)	$(47,344)

Net deferred tax asset	$429,649	$448,123

The Company recorded a decrease in the net deferred tax asset of $18,474 for the year ended December 31, 2022, which was primarily attributable to current year amortization of the tax basis in Group LP assets, partially offset by an increase in the step-up in tax basis in Group LP assets in connection with the exchanges of Group LP partnership units for Class A common stock during 2022.

As of December 31, 2022, the Company had accumulated net foreign operating loss carryforwards related to its international operations of approximately $36,455 for which it has recorded a deferred tax asset of $8,679. Approximately $36,157 of the operating losses (or $8,607 of the deferred tax asset) has an indefinite life and $298 of the operating losses (or $72 of the deferred tax asset) will expire in 2028.

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

The Company’s tax years for 2021, 2020 and 2019 are generally subject to examination by the tax authorities as of December 31, 2022. The Company does not expect any material changes in its tax provision related to any outstanding current examinations as of December 31, 2022. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2022, 2021 and 2020.

7.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2022, 2021 and 2020 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2022		2021		2020
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$150,345		$365,213		$178,831
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$150,345		$365,213		$178,831
Denominator:
Weighted average shares of Class A common stock outstanding—basic		65,766,439		63,125,497		56,566,645
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,553,743	(b)	5,310,082	(b)	4,156,720
Weighted average shares of Class A common stock outstanding—diluted		70,320,182		68,435,579		60,723,365
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$2.29		$5.79		$3.16
Diluted		$2.14		$5.34		$2.95

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 76,361,466 shares for the year ended December 31, 2022, 76,040,864 shares for the year ended December 31, 2021 and 71,950,031 shares for the year ended December 31, 2020. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the years ended December 31, 2022, 2021 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
(b)
Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the years ended December 31, 2022, 2021 and 2020, there were 17,686 RSUs, 289 RSUs, and 5,475 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $128,938, $167,938 and $133,623, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the years ended December 31, 2022, 2021 and 2020.

	Restricted Stock Units
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,068,120	$46.36	8,742,695	$41.45	8,414,130	$42.19
Granted	3,430,910	48.97	3,875,588	54.84	4,456,157	37.58
Forfeited	(306,906)	48.78	(432,846)	47.31	(149,592)	40.73
Vested	(3,092,495)	46.10	(4,117,317)	42.56	(3,978,000)	39.01
Unvested Balance at December 31,	8,099,629	$47.49	8,068,120	$46.36	8,742,695	$41.45

In addition, the Company issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's consolidated statements of financial condition. Further, these Partnership Units generally vest over a service life of five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the third anniversary of the grant-date. During the years ended December 31, 2022 and 2021, the Company granted 809,899 and 395,834 Partnership Units, respectively, with a grant-date fair value of $38,413 and $21,672, respectively.

As of December 31, 2022, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $136,890, which is expected to be recognized over a weighted‑average period of 1.4 years.

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

As of December 31, 2022, there were 73,063,181 shares of Class A common stock issued, 9,076,777 shares of treasury stock, and 63,986,404 shares outstanding. As of December 31, 2021, there were 68,518,779 shares of Class A common stock issued, 5,873,180 shares of treasury stock, and 62,645,599 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of December 31, 2022, and 2021, 4,635,898 and 4,686,344 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2022 and 2021, the Company repurchased 3,203,597 and 1,914,097 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $147,537 and $104,150, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2022 and 2021.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program is $62,529 as of December 31, 2022.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2022 and 2021, partners held 5,888,027 and 6,090,500 Group LP partnership units, respectively, representing a 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 63,986,404 shares of Class A common stock outstanding as of December 31, 2022 (62,645,599 as of December 31, 2021), represents the controlling interest.

10.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager, the lessor, and Mr. Moelis that was entered into on July 12, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement that became effective in tandem with the dry lease. In 2022, the dry lease and cost sharing agreements with Mr. Moelis were extended for one year and are scheduled to terminate on December 31, 2023.

For each of the years ended December 31, 2022, 2021 and 2020, the Company incurred $1,295 in aircraft lease costs to be paid to Manager.

Promissory Notes—As of December 31, 2022, there were $3,119 of unsecured promissory notes from employees held by the Company (December 31, 2021: $219). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes held bear a fixed interest rate of 4.00%. During the years ended December 31, 2022, 2021 and 2020, the Company received $0, $70 and $0, respectively, of principal repayments and recognized interest income of $17, $11 and $12, respectively, on such notes, respectively, which is included in other income and expenses on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recognized $100 of compensation and benefits expense each year related to tranches of a promissory note that will not be repaid.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $221, $220 and $296 for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2022 and 2021, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—As needed, the Company provides office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services are provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. For the years ended December 31, 2022, 2021 and 2020, this fee totaled $110, $200 and $20, respectively. These types of arrangements generally persist with each Atlas Crest Entity until such Atlas Crest Entity consummates a business combination or is liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated, therefore, no additional service fees are expected. As of December 31, 2022 and December 31, 2021, the Company had no balances due to or from the Atlas Crest Entities or their sponsors.

Revenues—From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $8,857, $30,346 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. The earned revenues related to this transaction were $4,212 for the year ended December 31, 2022.

11.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of December 31, 2022, U.S. Broker Dealer had net capital of $91,960, which was $91,710 in excess of its required net capital. As of December 31, 2021, U.S. Broker Dealer had net capital of $180,342 which was $180,092 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

12.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit— The Company maintains a $65,000 revolving credit facility which has a maturity date of June 30, 2023. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 28, 2024. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of December 31, 2022 and 2021, the Company had no borrowings under the credit facility.

As of December 31, 2022, the Company’s available credit under this facility was $64,236 as a result of the issuance of an aggregate amount of $764 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA which has a credit period ending May 24, 2023 and a maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September, and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of December 31, 2022.

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

	Year Ended
	December 31,
($ in thousands)	2022		2021		2020
Supplemental Income Statement Information:
Operating lease cost	$22,215		$24,550		$26,669

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(9,800)		$(16,278)		$(17,957)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$4,806		$4,731		$7,062

Other Information:
Weighted-average remaining lease term - operating leases	12.70	years	13.28	years	13.72	years
Weighted-average discount rate - operating leases	3.51%		3.52%		3.52%

During the years ended December 31, 2022, 2021 and 2020, the Company received $14,495, $4,163 and $5,688, respectively, of tenant improvement allowances primarily related to the Company's lease at 399 Park Avenue in New York, New York. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of December 31, 2022, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
2023	$(809)	$22,460
2024	(809)	20,736
2025	(405)	18,120
2026	—	17,052
2027	—	16,236
Thereafter	—	146,790
Total Payments	$(2,023)	$241,394

Less: Tenant improvement allowances		(24)
Less: Present value adjustment		(48,608)
Total		$192,762

During the fourth quarter of 2022, the Company entered into a lease agreement for a new office space in Los Angeles to replace its existing space, which expires during 2023. The new lease has an initial term that expires in 2034. Commencement of the lease is anticipated to occur during the first half of 2023.

Contractual Arrangements—In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

Legal—In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

13.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020, in the amounts of $3,619, $3,989 and $3,111, respectively.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Revenues:
United States	$773,869	$1,312,792	$794,337
Europe	131,016	157,158	92,660
Rest of World	80,412	70,661	56,279
Total	$985,297	$1,540,611	$943,276

	December 31,	December 31,
	2022	2021
Assets:
United States	$994,339	$1,356,193
Europe	92,340	92,605
Rest of World	130,190	106,883
Total	$1,216,869	$1,555,681

As of December 31, 2022, and December 31, 2021, the Company had deferred revenues of $7,708 and $4,539, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the years ended December 31, 2022 and 2021, $4,533 and $2,558 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on March 28, 2023, to Class A common stockholders of record on February 21, 2023.

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2022

(dollars in thousands)

	Allowance for Credit
	Losses(1)
	2022	2021	2020
Balance at beginning of period	$2,823	$3,775	$4,088
Additions:
Bad debt expense	2,630	2,026	2,544
Deductions:
Charge-offs, foreign currency translation and other adjustments	(3,724)	(2,978)	(2,857)
Balance at end of period	$1,729	$2,823	$3,775
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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B. Other Information

Master Services Agreement

In April 2014, we entered into a Master Services Agreement with Moelis Asset Management LP, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Moelis Asset Management LP’s subsidiaries, which has been renewed annually through 2022. On February 23, 2023, we entered into a renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.21.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2022 annual meeting of stockholders (“2023 Proxy Statement”), expected to be held in June 2023, and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Equity Compensation	Securities Reflected
	Plan Category		Awards	In First Column)(2)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	11,201,367	6,376,512
Equity compensation plans not approved by shareholders	None		—	—
Total			11,201,367	6,376,512

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

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of Moelis & Company (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 23, 2022)

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

10.3

Stockholders Agreement, dated April 15, 2014, by and between the Registrant and Moelis & Company Partner Holdings LP, Kenneth Moelis, The Moelis Irrevocable Trust and The Moelis Family Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.4**

Statement of Terms and Conditions of the 2014 Incentive Restricted Stock Unit Award for Managing Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.5**

Statement of Terms and Conditions of the 2014 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑200035) filed with the SEC on November 10, 2014)

10.6**

Statement of Terms and Conditions of the 2015 Restricted Stock Unit Award for Non‑Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on February 27, 2015)

10.7

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.8

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019)

10.9

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.11

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.13**

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.16

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.17

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.18

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.19

Master Services Agreement, dated April 28, 2021 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q Filed on April 29, 2021)

10.20

Master Services Agreement, dated February 23, 2022 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2022)

10.21	Master Services Agreement dated February 23, 2023 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

______________________________

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of February, 2023.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 23, 2023
Chris Callesano

/s/ ERIC CANTOR	Vice Chairman and Director	February 23, 2023
Eric Cantor

/s/ JOHN A. ALLISON	Director	February 23, 2023
John A. Allison

/s/ YOLONDA C. RICHARDSON	Director	February 23, 2023
Yolonda C. Richardson

/s/ KENNETH L. SHROPSHIRE	Director	February 23, 2023
Kenneth L. Shropshire

/s/ LAILA J. WORRELL	Director	February 23, 2023
Laila J. Worrell