Form 10-Q
period 2023-03-31
Moelis & Co
filed 2023-04-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 13, 2023, there were 66,565,955 shares of Class A common stock, par value $0.01 per share, and 4,489,778 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$134,622	$206,794
Restricted cash	763	745
Receivables:
Accounts receivable, net of allowance for credit losses of $1,625 and $1,729 as of March 31, 2023 and December 31, 2022, respectively	31,609	47,825
Accrued and other receivables	17,345	8,514
Total receivables	48,954	56,339
Deferred compensation	34,200	15,100
Investments	91,681	265,245
Right-of-use assets	149,634	152,341
Equipment and leasehold improvements, net	56,183	57,152
Deferred tax assets	435,516	429,649
Prepaid expenses and other assets	37,475	33,504
Total assets	$989,028	$1,216,869
Liabilities and Equity
Compensation payable	$29,230	$243,176
Accounts payable, accrued expenses and other liabilities	29,236	11,929
Amount due pursuant to tax receivable agreement	304,780	302,356
Deferred revenue	4,085	7,708
Lease liabilities	189,587	192,762
Total liabilities	556,918	757,931
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 76,700,010 issued and 66,565,955 outstanding at March 31, 2023; 1,000,000,000 authorized, 73,063,181 issued and 63,986,404 outstanding at December 31, 2022)	767	730
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,489,778 issued and outstanding at March 31, 2023; 1,000,000,000 authorized, 4,635,898 issued and outstanding at December 31, 2022)	45	46
Treasury stock, at cost; 10,134,055 and 9,076,777 shares at March 31, 2023 and December 31, 2022, respectively	(448,383)	(403,857)
Additional paid-in-capital	1,466,079	1,412,795
Retained earnings (accumulated deficit)	(603,121)	(560,690)
Accumulated other comprehensive income (loss)	(4,273)	(4,529)
Total Moelis & Company equity	411,114	444,495
Noncontrolling interests	20,996	14,443
Total equity	432,110	458,938
Total liabilities and equity	$989,028	$1,216,869

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$187,820	$302,088
Expenses
Compensation and benefits	148,239	176,637
Occupancy	5,834	5,810
Professional fees	4,946	4,315
Communication, technology and information services	10,834	8,779
Travel and related expenses	10,968	7,643
Depreciation and amortization	2,073	2,039
Other expenses	6,317	7,438
Total expenses	189,211	212,661
Operating income (loss)	(1,391)	89,427
Other income and (expenses)	1,746	(2,235)
Income (loss) before income taxes	355	87,192
Provision (benefit) for income taxes	(3,208)	13,598
Net income (loss)	3,563	73,594
Net income (loss) attributable to noncontrolling interests	(103)	7,879
Net income (loss) attributable to Moelis & Company	$3,666	$65,715
Weighted-average shares of Class A common stock outstanding
Basic	67,008,526	64,824,347
Diluted	71,462,547	70,000,473
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.05	$1.01
Diluted	$0.05	$0.94

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$3,563	$73,594
Foreign currency translation adjustment, net of tax	284	(764)
Other comprehensive income (loss)	284	(764)
Comprehensive income (loss)	3,847	72,830
Less: Comprehensive income (loss) attributable to noncontrolling interests	(75)	7,802
Comprehensive income (loss) attributable to Moelis & Company	$3,922	$65,028

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,563	$73,594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	(30)	(288)
Depreciation and amortization	2,073	2,039
Equity-based compensation	59,638	37,067
Deferred tax provision	(3,170)	25,973
Other	86	3,192
Changes in assets and liabilities:
Accounts receivable	16,328	2,643
Accrued and other receivables	(8,807)	11,957
Prepaid expenses and other assets	(3,870)	463
Deferred compensation	(19,001)	(10,957)
Compensation payable	(214,005)	(403,408)
Accounts payable, accrued expenses and other liabilities	16,507	(17,798)
Deferred revenue	(3,644)	1,040
Dividends received	2,189	2,029
Net cash provided by (used in) operating activities	(152,143)	(272,454)
Cash flows from investing activities
Purchases of investments	—	(117,432)
Proceeds from sales of investments	171,321	147,250
Purchases of equipment and leasehold improvements	(1,104)	(2,458)
Net cash provided by (used in) investing activities	170,217	27,360
Cash flows from financing activities
Payments for dividends and tax distributions	(46,031)	(45,647)
Payments for treasury stock purchases	(44,526)	(97,929)
Payments under tax receivable agreement	—	(248)
Other proceeds	—	100
Net cash provided by (used in) financing activities	(90,557)	(143,724)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	329	(1,141)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(72,154)	(389,959)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$135,385	$131,055
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$2,352	$7,165
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$226	$150
Dividends in kind	$5,711	$5,572

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Class A Partnership Units or other equity converted into Class A Common Stock	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915

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

Basis of Presentation — The condensed consolidated financial statements of Moelis & Company include its partnership interests in Group LP, its equity interest in the sole general partner of Group LP, Moelis & Company Group GP LLC (“Group GP”), and its interests in its subsidiaries. Moelis & Company will operate and control all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP. The Company operates through the following subsidiaries:

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidation — The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

Use of Estimates — The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary.

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

Cash, Cash Equivalents and Restricted Cash — Cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and 2022, is presented below.

	March 31,
	2023	2022
Cash	$49,199	$109,358
Cash equivalents	85,423	21,062
Restricted cash	763	635
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$135,385	$131,055

Additionally, as of December 31, 2022, the Company held cash of $109,646 and cash equivalents of $97,148.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2023 and December 31, 2022 were $8,394 and $9,462, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long-term receivables generated interest income of $70 and $294 for the three months ended March 31, 2023 and 2022, respectively.

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

The following tables summarize credit loss allowance activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,136	$593	$1,729	$2,621	$202	$2,823
Charge-offs, foreign currency translation and other adjustments	(74)	—	(74)	(186)	(68)	(254)
Recoveries	(729)	(11)	(740)	(740)	(87)	(827)
Provision for credit losses	710	—	710	475	64	539
Allowance for credit losses, ending balance	$1,043	$582	$1,625	$2,170	$111	$2,281

Deferred Compensation — Deferred compensation costs represent arrangements with certain employees whereby cash payments are subject to a required period of service subsequent to payment by the Company. These amounts are charged to expenses over the period that the employee is required to provide services in order to vest in the payment.

Financial Instruments at Fair Value — Fair value is generally based on quoted prices, however if quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument, the characteristics specific to the instrument and the state of the marketplace (including the existence and transparency of transactions between market participants). Financial instruments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Equipment and Leasehold Improvements — Office equipment and furniture and fixtures are stated at cost less accumulated depreciation, which is determined using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, respectively. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

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

Software — Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid and other assets on the Company’s condensed consolidated statement of financial condition. Such capitalized costs are amortized using the straight-line method over the term of the cloud computing service contract or another rational basis, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. All costs not directly related to the implementation of cloud computing arrangements, including overhead costs and costs of service agreements, are expensed in the period they are incurred. The amortization expense of such capitalized costs are presented under communication, technology and information services on the condensed consolidated statement of operations.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement — In conjunction with the IPO, the Company was treated for U.S. federal income tax purposes as having directly purchased Class A partnership units in Group LP from the existing unitholders. Additional Group LP Class A partnership units may be issued and exchanged for shares of Class A common stock in the Company. The initial purchase and future exchanges are expected to result in an increase in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP. These increases in the tax basis of Group LP’s assets attributable to the Company’s interest in Group LP would not have been available but for the initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. As a result, the Company records a deferred tax asset for such increase in tax basis.

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

Revenue and Expense Recognition — We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fund raisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

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

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant-date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award’s grant-date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs are subject to the same vesting conditions as the underlying RSUs on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2023 and 2022, no such amounts were recorded.

The Company recognizes excess tax benefits and deficiencies as income tax benefits or expenses in the condensed consolidated statement of operations. These are reflected in accounts payable, accrued expenses and other liabilities within the condensed consolidated statement of cash flows.

Inflation Reduction Act of 2022 — The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2022, including (i) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (ii) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. The Company does not expect the IRA to have a material impact to the Company’s condensed consolidated financial statements.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement" ("ASU 2022-03"). ASU 2022-03 states that a contractual restriction on the sale of an equity security is not considered in measuring fair value. Furthermore, it requires an entity to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early application is permitted. The Company has evaluated ASU 2022-03 and does not expect its adoption to have a material impact to the Company's condensed consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2023	2022
Office equipment	$16,604	$16,157
Furniture and fixtures	14,480	14,386
Leasehold improvements	62,390	61,293
Construction in progress	1,005	1,438
Total	94,479	93,274
Less: Accumulated depreciation and amortization	(38,296)	(36,122)
Equipment and leasehold improvements, net	$56,183	$57,152

Depreciation and amortization expenses for fixed assets totaled $2,073 and $2,039 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, there were $1,517 and $1,639 of costs capitalized, net of $1,354 and $1,232 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended March 31, 2023 and 2022. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of March 31, 2023, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign treasury securities	$24,807	$—	$24,807	$—
Money market funds	60,616	—	60,616	—
Investments
Sovereign treasury securities	35,672	—	35,672	—
Common stock	9,256	9,256	—	—
Warrants	254	254	—	—
Total financial assets	$130,605	$9,510	$121,095	$—

For the three months ended March 31, 2023 and 2022, unrealized losses of $2,015 and $3,880 were recognized related to equity investments measured at fair value held at the reporting dates, respectively. All losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $64,504 as of March 31, 2023.

The fair value of the Company's financial assets as of December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign treasury securities	$55,938	$—	$55,938	$—
Money market funds	41,210	—	41,210	—
Investments
Sovereign treasury securities	205,779	—	205,779	—
Common stock	12,149	12,149	—	—
Warrants	153	153	—	—
Total financial assets	$315,229	$12,302	$302,927	$—

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $234,546 as of December 31, 2022.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $46,499 and $47,164, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the three months ended March 31, 2023 and 2022, MA Financial declared dividends, of which the Company received $2,189 and $2,029, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2023 and 2022 are presented below.

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2023		2022
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$3,666		$65,715
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$3,666		$65,715
Denominator:
Weighted average shares of Class A common stock outstanding—basic		67,008,526		64,824,347
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,454,021	(b)	5,176,126
Weighted average shares of Class A common stock outstanding—diluted		71,462,547		70,000,473
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.05		$1.01
Diluted		$0.05		$0.94

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 77,557,598 and 76,469,649 shares for the three months ended March 31, 2023 and 2022, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2023 and 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain shares of Moelis & Company’s Class A common stock assumed to be issued pursuant to certain RSUs as calculated using the treasury stock method were antidilutive and therefore have been excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended March 31, 2023 and 2022, there were 1,332,032 and 3,308 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2023 and 2022, the Company recognized expenses of $59,638 and $37,067, respectively, in relation to these awards.

The following table summarizes activity related to RSUs for the three months ended March 31, 2023 and 2022.

	Restricted Stock Units
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,099,629	$47.49	8,068,120	$46.36
Granted	3,363,896	44.41	2,761,285	49.91
Forfeited	(43,319)	47.69	(26,800)	47.92
Vested	(3,247,897)	45.67	(2,828,354)	46.49
Unvested Balance at March 31,	8,172,309	$46.78	7,974,251	$47.68

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the three months ended March 31, 2023 and 2022, the Company granted 482,941 and 809,899 Partnership Units with grant-date fair values of $20,037 and $38,413, respectively.

Certain Partnership Units vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. For the three months ended March 31, 2023, the Company granted 100,722 target Performance Units (with a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with a grant-date fair value of $4,594.

As of March 31, 2023, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $242,509, which is expected to be recognized over a weighted-average period of 2.1 years.

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

As of March 31, 2023, there were 76,700,010 shares of Class A common stock issued, 10,134,055 shares of treasury stock, and 66,565,955 shares outstanding. As of December 31, 2022, there were 73,063,181 shares of Class A common stock issued, 9,076,777 shares of treasury stock, and 63,986,404 shares outstanding. The changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of March 31, 2023, and December 31, 2022, 4,489,778 and 4,635,898 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2023 and 2022, the Company repurchased 1,057,278 and 2,021,455 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $44,526 and $97,929, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2023 and 2022.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The remaining balance of shares authorized for repurchase under the program was $62,529 as of March 31, 2023.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2023 and December 31, 2022, partners held 6,284,521 and 5,888,027 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 66,565,955 shares of Class A common stock outstanding as of March 31, 2023 (63,986,404 as of December 31, 2022), represents the controlling interest.

9.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease — On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager, the lessor, and Mr. Moelis that was entered into on July 12, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement that became effective in tandem with the dry lease. In 2022, the dry lease and cost sharing agreements with Mr. Moelis were extended for one year and are scheduled to terminate on December 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company incurred $323 and $324, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes — As of March 31, 2023, there were $3,119 of unsecured promissory notes from employees held by the Company (December 31, 2022: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear a fixed interest rate of 4.00%. During the three months ended March 31, 2023 and 2022, the Company received no principal repayments and recognized interest income of $31 and $5, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $55 and $55 for the three months ended March 31, 2023 and 2022, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2023 and December 31, 2022, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors — As needed, the Company provided office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services were provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. These types of arrangements generally persisted with each Atlas Crest Entity until such Atlas Crest Entity consummated a business combination or was liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. Therefore, no additional service fees are expected. For the three months ended March 31, 2023 and 2022, these fees totaled $0 and $30, respectively.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $159 for the three months ended March 31, 2023 and 2022, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of March 31, 2023, U.S. Broker Dealer had net capital of $37,816, which was $37,566 in excess of its required net capital. As of December 31, 2022, U.S. Broker Dealer had net capital of $91,960 which was $91,710 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company maintains a $65,000 revolving credit facility which has a maturity date of June 30, 2023. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 28, 2024. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the credit facility.

As of March 31, 2023, the Company’s available credit under this facility was $64,182 as a result of the issuance of an aggregate amount of $818 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA which has a credit period ending May 24, 2023 and a maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of March 31, 2023.

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

	Three Months Ended
	March 31,
($ in thousands)	2023		2022
Supplemental Income Statement Information:
Operating lease cost	$5,580		$5,597

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,082)		$(5,767)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$1,049		$—

Other Information:
Weighted-average remaining lease term - operating leases	12.51	years	13.16	years
Weighted-average discount rate - operating leases	3.52%		3.52%

As of March 31, 2023, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2023	$(622)	$16,664
2024	(830)	21,194
2025	(415)	18,526
2026	—	17,218
2027	—	16,239
Thereafter	—	146,790
Total Payments	$(1,867)	$236,631

Less: Tenant improvement allowances		(24)
Less: Present value adjustment		(47,020)
Total		$189,587

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2023 and 2022, in the amounts of $786 and $715, respectively.

13.
INCOME TAXES

The Company’s operations are generally comprised of entities that are organized as limited liability companies and limited partnerships. For U.S. federal income tax purposes, taxes related to income earned by these entities generally represent obligations of their interest holders. The Company is subject to certain foreign, state, and local entity-level taxes (for example, the New York City Unincorporated Business Tax (“UBT”)). In addition, the Company is subject to U.S. corporate federal, state, and local income tax on its allocable share of results of operations from Group LP.

The Company’s provision for income taxes were a benefit of $3,208 and an expense of $13,598 for the three months ended March 31, 2023 and 2022, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of earnings from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2023 and 2022 were $3,345 and $8,551, respectively.

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

	Three Months Ended March 31,
	2023	2022
Revenues:
United States	$158,050	$248,326
Europe	16,619	45,378
Rest of World	13,151	8,384
Total	$187,820	$302,088

	March 31,	December 31,
	2023	2022
Assets:
United States	$836,717	$994,339
Europe	55,024	92,340
Rest of World	97,287	130,190
Total	$989,028	$1,216,869

As of March 31, 2023, and December 31, 2022, the Company had deferred revenues of $4,085 and $7,708, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2023 and 2022, $4,397 and $2,873 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on June 23, 2023, to Class A common stockholders of record on May 8, 2023.

The Company entered into a new lease agreement that commenced in April 2023 to replace its existing office space in Los Angeles, which expires during 2023. This lease has an initial term that expires in 2034 and the right-of-use asset and lease liability associated with this lease is approximately $15,000, which will be recorded in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, financial sponsors and governments. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With over 20 locations in the Americas, Europe, the Middle East, Asia and Australia, we advise clients around the world on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of March 31, 2023, we served our clients globally with 766 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2023 and 2022, referenced throughout this Form 10-Q was obtained from Refinitiv as of April 10, 2023 and April 5, 2022, respectively.

For the first three months of 2023, we earned GAAP revenues of $187.8 million compared with $302.1 million earned during the same period in 2022. This represents a decrease of 38% compared to a 46% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Despite slower activity levels, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets to execute on their strategic objectives. Additionally, financial sponsors have accumulated record amounts of capital that should allow for strong levels of M&A activity over the intermediate and long-term time horizon. However, these dialogues and client engagement do not always quickly translate to revenues. The record level of corporate debt that has accumulated, a rising interest rate environment and the economic impacts of inflation have led to our restructuring mandates increasing throughout the course of the past year. In addition, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs.

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022	Variance
Revenues	$187,820	$302,088	-38%
Expenses:
Compensation and benefits	148,239	176,637	-16%
Non-compensation expenses	40,972	36,024	14%
Total operating expenses	189,211	212,661	-11%
Operating income (loss)	(1,391)	89,427	N/M
Other income and (expenses)	1,746	(2,235)	N/M
Income (loss) before income taxes	355	87,192	-100%
Provision (benefit) for income taxes	(3,208)	13,598	N/M
Net income (loss)	$3,563	$73,594	-95%

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

Three Months Ended March 31, 2023 versus 2022

Revenues were $187.8 million for the three months ended March 31, 2023 as compared with $302.1 million for the same period in 2022, representing a decrease of 38%. The decrease in revenues was driven by a decrease in the number of completed transactions and average fees per completed transaction as compared to the prior year period.

For the three months ended March 31, 2023 and 2022, we earned revenues from 127 clients and 145 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 40 clients and 58 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2023	2022	Variance
Expenses:
Compensation and benefits	$148,239	$176,637	-16%
% of revenues	79%	58%
Non-compensation expenses	$40,972	$36,024	14%
% of revenues	22%	12%
Total operating expenses	$189,211	$212,661	-11%
% of revenues	101%	70%

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

Three Months Ended March 31, 2023 versus 2022

Operating expenses were $189.2 million for the three months ended March 31, 2023 and represented 101% of revenues, compared with $212.7 million for the same period in 2022 which represented 70% of revenues. The decrease in operating expenses was primarily driven by lower compensation and benefits expenses.

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

Three Months Ended March 31, 2023 versus 2022

For the three months ended March 31, 2023, compensation related expenses of $148.2 million represented 79% of revenues, compared with $176.6 million which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to a decline in revenues and greater headcount.

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

Three Months Ended March 31, 2023 versus 2022

For the three months ended March 31, 2023, non‑compensation expenses of $41.0 million represented 22% of revenues, compared with $36.0 million which represented 12% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased client travel and communication and technology expenses driven by greater headcount and more in-person discussions with clients as compared to the prior year period. As a percentage of revenues, non-compensation expenses increased as compared to the prior year period due to a decline in revenues and greater headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2023 versus 2022

For the three months ended March 31, 2023, other income and expenses was income of $1.7 million, primarily related to $1.6 million in income earned on cash equivalents and investments and income of $1.5 million from the Company's share of earnings in MA Financial, partially offset by unrealized losses of $2.1 million from the mark-to-market impact on equity instruments measured at fair value. This compares to expenses of $2.2 million in the prior year period which was primarily related to unrealized losses of $3.9 million from the mark-to-market impact on equity instruments measured at fair value.

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

Three Months Ended March 31, 2023 versus 2022

The Company’s provision for income taxes were a benefit of $3.2 million against a pre-tax income of $0.4 million and an expense of $13.6 million against pre-tax income of $87.2 million for the three months ended March 31, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company had cash equivalents of $85.4 million and $97.1 million, respectively, invested in sovereign treasury securities and money market funds. Additionally, as of March 31, 2023 and December 31, 2022, the Company had cash of $49.2 million and $109.6 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of government debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company held $35.7 million and $205.8 million of sovereign treasury securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2023 and December 31, 2022 accounts receivable were $31.6 million and $47.8 million, respectively, net of allowances of $1.6 million and $1.7 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 30, 2023, this facility will automatically extend to June 28, 2024. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of March 31, 2023, the Company had no borrowings under the credit facility.

As of March 31, 2023, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2023, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2024. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of March 31, 2023.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on June 23, 2023 to Class A common stockholders of record on May 8, 2023. During the three months ended March 31, 2023 the Company paid aggregate dividends of $0.60 per share.

During the three months ended March 31, 2023 and 2022, the Company repurchased 1,057,278 and 2,021,455 shares, respectively. The Company's share repurchases primarily consist of shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and share buybacks pursuant to the Company’s share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The remaining balance of shares authorized for repurchase under the program was $62.5 million as of March 31, 2023.

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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$3,563	$73,594
Non-cash charges	58,597	67,983
Other operating activities	(214,303)	(414,031)
Total operating activities	(152,143)	(272,454)
Investing Activities	170,217	27,360
Financing Activities	(90,557)	(143,724)
Effect of exchange rate changes	329	(1,141)
Net increase (decrease) in cash	(72,154)	(389,959)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$135,385	$131,055

Three Months Ended March 31, 2023

Cash, cash equivalents and restricted cash were $135.4 million at March 31, 2023, a decrease of $72.1 million from $207.5 million at December 31, 2022. Operating activities resulted in a net outflow of $152.1 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $170.2 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $90.6 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Three Months Ended March 31, 2022

Cash, cash equivalents and restricted cash were $131.1 million at March 31, 2022, a decrease of $390.0 million from $521.0 million at December 31, 2021. Operating activities resulted in a net outflow of $272.5 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $27.4 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $143.7 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Contractual Obligations

As of March 31, 2023, the Company has a total payable of $304.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $21.7 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first three months of 2023.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, government agency debt securities and sovereign treasury securities. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. Nearly all of our cash balance is held at institutions or at subsidiaries of institutions labeled as global systemically important banks by the Financial Stability Board. Despite the importance of these institutions, there can be no assurance of governmental or regulatory intervention to guarantee our uninsured deposits. In addition to cash and cash equivalents, we hold various types of sovereign treasury securities that are classified as investments on our condensed consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $0.3 million and losses of $0.8 million for the three months ended March 31, 2023 and 2022, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2023 and 2022, no such amounts were recorded.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In November 2022, the Company received a request for information from the Securities and Exchange Commission in connection with its ongoing industry-wide investigation of broker dealer practices relating to recordkeeping of business communications on messaging applications. The Company is cooperating and providing information in response to the request. On March 13, 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company. The complaint seeks a declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. The plaintiff has also requested attorneys’ fees and costs and expenses.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the first quarter of 2023

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
January 1 - January 31	—	$—	—	$62.5 million
February 1 - February 28	1,026,616	42.09	—	62.5 million
March 1 - March 31	30,662	42.85	—	62.5 million
Total	1,057,278	$42.11	—	$62.5 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2022)

10.1	Form of Moelis & Company Group Employee Holdings LP Vesting Agreement – Restricted Units

10.2	Form of Moelis & Company Group Employee Holdings LP Vesting Agreement – Deferred Units

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of April, 2023.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer