Form 10-Q
period 2023-06-30
Moelis & Co
filed 2023-07-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 12, 2023, there were 66,573,485 shares of Class A common stock, par value $0.01 per share, and 4,489,778 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$160,199	$206,794
Restricted cash	615	745
Receivables:
Accounts receivable, net of allowance for credit losses of $1,768 and $1,729 as of June 30, 2023 and December 31, 2022, respectively	36,127	47,825
Accrued and other receivables	15,598	8,514
Total receivables	51,725	56,339
Deferred compensation	27,766	15,100
Investments	87,210	265,245
Right-of-use assets	161,298	152,341
Equipment and leasehold improvements, net	59,826	57,152
Deferred tax assets	437,595	429,649
Prepaid expenses and other assets	31,692	33,504
Total assets	$1,017,926	$1,216,869
Liabilities and Equity
Compensation payable	$68,773	$243,176
Accounts payable, accrued expenses and other liabilities	27,188	11,929
Amount due pursuant to tax receivable agreement	304,780	302,356
Deferred revenue	10,379	7,708
Lease liabilities	201,117	192,762
Total liabilities	612,237	757,931
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 76,713,672 issued and 66,573,485 outstanding at June 30, 2023; 1,000,000,000 authorized, 73,063,181 issued and 63,986,404 outstanding at December 31, 2022)	767	730
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,489,778 issued and outstanding at June 30, 2023; 1,000,000,000 authorized, 4,635,898 issued and outstanding at December 31, 2022)	45	46
Treasury stock, at cost; 10,140,187 and 9,076,777 shares at June 30, 2023 and December 31, 2022, respectively	(448,613)	(403,857)
Additional paid-in-capital	1,502,470	1,412,795
Retained earnings (accumulated deficit)	(660,529)	(560,690)
Accumulated other comprehensive income (loss)	(3,988)	(4,529)
Total Moelis & Company equity	390,152	444,495
Noncontrolling interests	15,537	14,443
Total equity	405,689	458,938
Total liabilities and equity	$1,017,926	$1,216,869

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$179,871	$242,520	$367,691	$544,608
Expenses
Compensation and benefits	145,794	140,092	294,033	316,729
Occupancy	6,872	6,267	12,706	12,077
Professional fees	6,907	5,570	11,853	9,885
Communication, technology and information services	11,215	10,108	22,049	18,887
Travel and related expenses	9,213	9,366	20,181	17,009
Depreciation and amortization	1,936	1,841	4,009	3,880
Other expenses	7,520	7,077	13,837	14,515
Total expenses	189,457	180,321	378,668	392,982
Operating income (loss)	(9,586)	62,199	(10,977)	151,626
Other income and (expenses)	(5,629)	(3,046)	(3,883)	(5,281)
Income (loss) before income taxes	(15,215)	59,153	(14,860)	146,345
Provision (benefit) for income taxes	(1,969)	15,296	(5,177)	28,894
Net income (loss)	(13,246)	43,857	(9,683)	117,451
Net income (loss) attributable to noncontrolling interests	(1,272)	4,894	(1,375)	12,773
Net income (loss) attributable to Moelis & Company	$(11,974)	$38,963	$(8,308)	$104,678
Weighted-average shares of Class A common stock outstanding
Basic	68,504,772	66,290,442	67,852,077	65,572,013
Diluted	68,504,772	69,811,979	67,852,077	70,171,256
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(0.17)	$0.59	$(0.12)	$1.60
Diluted	$(0.17)	$0.56	$(0.12)	$1.49

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(13,246)	$43,857	$(9,683)	$117,451
Foreign currency translation adjustment, net of tax	305	(4,605)	589	(5,369)
Other comprehensive income (loss)	305	(4,605)	589	(5,369)
Comprehensive income (loss)	(12,941)	39,252	(9,094)	112,082
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,252)	4,512	(1,327)	12,314
Comprehensive income (loss) attributable to Moelis & Company	$(11,689)	$34,740	$(7,767)	$99,768

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(9,683)	$117,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	42	90
Depreciation and amortization	4,009	3,880
Equity-based compensation	93,219	67,923
Deferred tax provision	(5,135)	27,632
Other	(2,881)	6,458
Changes in assets and liabilities:
Accounts receivable	11,948	(9,864)
Accrued and other receivables	(6,947)	1,946
Prepaid expenses and other assets	1,956	(26,389)
Deferred compensation	(12,555)	(9,462)
Compensation payable	(174,492)	(353,855)
Accounts payable, accrued expenses and other liabilities	14,681	(45,084)
Deferred revenue	2,661	2,306
Dividends received	2,189	2,029
Net cash provided by (used in) operating activities	(80,988)	(214,939)
Cash flows from investing activities
Purchases of investments	(34,615)	(191,621)
Proceeds from sales of investments	213,331	254,500
Purchases of equipment and leasehold improvements	(6,684)	(2,794)
Net cash provided by (used in) investing activities	172,032	60,085
Cash flows from financing activities
Payments for dividends and tax distributions	(92,953)	(88,137)
Payments for treasury stock purchases	(44,756)	(132,831)
Payments under tax receivable agreement	—	(248)
Other proceeds	—	100
Net cash provided by (used in) financing activities	(137,709)	(221,116)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(60)	(5,610)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(46,725)	(381,580)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$160,814	$139,434
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$2,622	$72,466
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$302	$7,645
Dividends in kind	$11,199	$10,903

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110
Net income (loss)	—	—	—	—	—	—	—	(11,974)	—	(1,272)	(13,246)
Equity-based compensation	13,662	—	—	—	—	—	30,817	—	—	2,764	33,581
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	285	20	305
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,488	(45,434)	—	(6,976)	(46,922)
Treasury Stock Purchases	—	—	(6,132)	—	—	(230)	—	—	—	—	(230)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	71	—	—	5	76
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2023	76,713,672	4,489,778	(10,140,187)	$767	$45	$(448,613)	$1,502,470	$(660,529)	$(3,988)	$15,537	$405,689

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Class A Partnership Units or other equity converted into Class A Common Stock	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915
Net income (loss)	—	—	—	—	—	—	—	38,963	—	4,894	43,857
Equity-based compensation	27,949	—	—	—	—	—	27,620	—	—	3,236	30,856
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,223)	(382)	(4,605)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,331	(44,073)	—	(3,748)	(42,490)
Treasury Stock Purchases	—	—	(821,966)	—	—	(34,902)	—	—	—	—	(34,902)
Class A Partnership Units or other equity converted into Class A Common Stock	1,005,267	—	—	11	—	—	9,211	—	—	(1,727)	7,495
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2022	72,858,133	4,685,898	(8,716,601)	$729	$47	$(389,151)	$1,348,467	$(519,612)	$(5,470)	$10,131	$445,141

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

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in sovereign debt securities and money market funds.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and 2022, is presented below.

	June 30,
	2023	2022
Cash	$34,741	$94,639
Cash equivalents	125,458	44,164
Restricted cash	615	631
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$160,814	$139,434

Additionally, as of December 31, 2022, the Company held cash of $109,646 and cash equivalents of $97,148.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2023 and December 31, 2022 were $6,849 and $9,462, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. These long-term receivables generated interest income of $53 and $135 for the three months ended June 30, 2023 and 2022, respectively, and $123 and $429 for the six months ended June 30, 2023 and 2022, respectively.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,043	$582	$1,625	$2,170	$111	$2,281
Charge-offs, foreign currency translation and other adjustments	71	—	71	(40)	—	(40)
Recoveries	(593)	(19)	(612)	(832)	(2)	(834)
Provision for credit losses	680	4	684	1,190	22	1,212
Allowance for credit losses, ending balance	$1,201	$567	$1,768	$2,488	$131	$2,619

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,136	$593	$1,729	$2,621	$202	$2,823
Charge-offs, foreign currency translation and other adjustments	(3)	—	(3)	(226)	(68)	(294)
Recoveries	(1,322)	(30)	(1,352)	(1,572)	(89)	(1,661)
Provision for credit losses	1,390	4	1,394	1,665	86	1,751
Allowance for credit losses, ending balance	$1,201	$567	$1,768	$2,488	$131	$2,619

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

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant-date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award’s grant-date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

The Company has terms that qualify certain employees to terminate their services while not forfeiting certain qualifying incentive awards granted during employment. For qualifying awards, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such awards will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which we will expense these awards will be shorter than the stated vesting period. Unvested RSUs and certain stock-based awards are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2023 and 2022, no such amounts were recorded.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2023	2022
Office equipment	$18,171	$16,157
Furniture and fixtures	14,490	14,386
Leasehold improvements	62,432	61,293
Construction in progress	5,052	1,438
Total	100,145	93,274
Less: Accumulated depreciation and amortization	(40,319)	(36,122)
Equipment and leasehold improvements, net	$59,826	$57,152

Depreciation and amortization expenses for fixed assets totaled $1,936 and $1,841 for the three months ended June 30, 2023 and 2022, respectively, and $4,009 and $3,880 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, there were $1,395 and $1,639 of costs capitalized, net of $1,476 and $1,232 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended June 30, 2023 and 2022, respectively, and $244 for each of the six months ended June 30, 2023 and 2022, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

The estimated fair value of money market funds, sovereign debt securities, common stock, and warrants are based on quoted prices for recent trading activity in identical or similar instruments. The Company generally invests in sovereign debt securities with maturities of less than twelve months and considers U.S. and U.K. treasury securities to be risk free, and therefore does not reserve for expected credit losses on these investments. Common stock and warrants held of publicly-traded companies are categorized as Level 1 in the fair value hierarchy.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of June 30, 2023, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign debt securities	$60,559	$—	$60,559	$—
Money market funds	64,899	—	64,899	—
Total financial assets included in cash and cash equivalents	125,458	—	125,458	—
Investments
Sovereign debt securities	34,643	—	34,643	—
Common stock	5,280	5,280	—	—
Warrants	484	484	—	—
Total financial assets included in investments	40,407	5,764	34,643	—
Total financial assets	$165,865	$5,764	$160,101	$—

For equity investments measured at fair value and held at the reporting date, unrealized gains of $595 and unrealized losses of $5,056 were recognized for the three months ended June 30, 2023 and 2022, respectively, and, for the six months ended June 30, 2023 and 2022, unrealized losses of $1,829 and $8,936 were recognized, respectively. For sovereign debt securities measured at fair value and held at the reporting date, unrealized losses of $28 and $291 were recognized for the three months ended June 30, 2023 and 2022, respectively, and, for the six months ended June 30, 2023 and 2022, unrealized losses of $28 and $328 were recognized, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $53,232 as of June 30, 2023.

The fair value of the Company's financial assets as of December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Included in cash and cash equivalents
Sovereign debt securities	$55,938	$—	$55,938	$—
Money market funds	41,210	—	41,210	—
Total financial assets included in cash and cash equivalents	97,148	—	97,148	—
Investments
Sovereign debt securities	205,779	—	205,779	—
Common stock	12,149	12,149	—	—
Warrants	153	153	—	—
Total financial assets included in investments	218,081	12,302	205,779	—
Total financial assets	$315,229	$12,302	$302,927	$—

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

Investments in the Atlas Crest Sponsors that do not have readily determinable fair values were measured at cost less impairment and were included in investments on the condensed consolidated statements of financial condition. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $46,803 and $47,164, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the six months ended June 30, 2023 and 2022, MA Financial declared dividends, of which the Company received $2,189 and $2,029, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2023 and 2022 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2023		2022		2023		2022
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$(11,974)		$38,963		$(8,308)		$104,678
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$(11,974)		$38,963		$(8,308)		$104,678
Denominator:
Weighted average shares of Class A common stock outstanding—basic		68,504,772		66,290,442		67,852,077		65,572,013
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)(c)	—	(b)	3,521,537	(b)(c)	—	(b)	4,599,243
Weighted average shares of Class A common stock outstanding—diluted		68,504,772		69,811,979		67,852,077		70,171,256
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$(0.17)		$0.59		$(0.12)		$1.60
Diluted		$(0.17)		$0.56		$(0.12)		$1.49

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 74,789,460 and 75,752,785 shares for the three months ended June 30, 2023 and 2022, respectively, and 74,042,471 and 76,374,787 shares for the six months ended June 30, 2023 and 2022. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2023 and 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2023 and 2022, there were 73,447 and 150,982 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 59,733 and 4,252 RSUs for the six months ended June 30, 2023 and 2022, respectively.

(c) The Company incurred a loss for the three and six months ended June 30, 2023, and as a result the assumed issuance of any Class A common stock pursuant to the treasury stock method is antidilutive. There were 2,967,363 and 3,883,800 shares pursuant to the treasury stock method related to unvested RSUs that were excluded from diluted share count for the three and six months ended June 30, 2023, respectively. If such shares were included, diluted Class A common stock outstanding would be 71,472,135 and 71,735,877 shares for the three and six months ended June 30, 2023, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2023 and 2022, the Company recognized expenses of $33,581 and $30,856, respectively, and $93,219 and $67,923 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes activity related to RSUs for the six months ended June 30, 2023 and 2022.

	Restricted Stock Units
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,099,629	$47.49	8,068,120	$46.36
Granted	3,626,424	44.28	2,908,738	49.83
Forfeited	(119,074)	42.39	(92,815)	48.75
Vested	(3,454,469)	45.83	(2,867,582)	46.50
Unvested Balance at June 30,	8,152,510	$46.72	8,016,461	$47.64

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the six months ended June 30, 2023 and 2022, the Company granted 482,941 and 809,899 Partnership Units with grant-date fair values of $20,037 and $38,413, respectively.

Certain Partnership Units vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. For the six months ended June 30, 2023, the Company granted 100,722 target Performance Units (with a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with a grant-date fair value of $4,594.

As of June 30, 2023, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $211,351, which is expected to be recognized over a weighted-average period of 1.9 years.

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

As of June 30, 2023, there were 76,713,672 shares of Class A common stock issued, 10,140,187 shares of treasury stock, and 66,573,485 shares outstanding. As of December 31, 2022, there were 73,063,181 shares of Class A common stock issued, 9,076,777 shares of treasury stock, and 63,986,404 shares outstanding. Historically, the changes in Class A common stock are due primarily to the IPO and offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of June 30, 2023, and December 31, 2022, 4,489,778 and 4,635,898 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2023 and 2022, the Company repurchased 1,063,410 and 2,843,421 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $44,756 and $132,831, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2023 and 2022.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of June 30, 2023.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2023 and December 31, 2022, partners held 6,286,699 and 5,888,027 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 66,573,485 shares of Class A common stock outstanding as of June 30, 2023 (63,986,404 as of December 31, 2022), represents the controlling interest.

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

During the three months ended June 30, 2023 and 2022, the Company incurred $323 and $324, respectively, in aircraft lease costs to be paid to Manager, and $647 and $648 for the six months ended June 30, 2023 and 2022, respectively.

Promissory Notes — As of June 30, 2023, there were $3,119 of unsecured promissory notes from employees held by the Company (December 31, 2022: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear a fixed interest rate of 4.00%. During the six months ended June 30, 2023 and 2022, the Company received no principal repayments and recognized interest income of $62 and $6, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $56 and $55 for the three months ended June 30, 2023 and 2022, respectively, and $111 and $110 for the six months ended June 30, 2023 and 2022, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2023 and December 31, 2022, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors — As needed, the Company provided office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services were provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. These types of arrangements generally persisted with each Atlas Crest Entity until such Atlas Crest Entity consummated a business combination or was liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. Therefore, no additional service fees are expected. For the three months ended June 30, 2023 and 2022, these fees totaled $0 and $30, respectively, and $0 and $60 for the six months ended June 30, 2023 and 2022, respectively.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as an Atlas Crest Entity or Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $3,567 for the three months ended June 30, 2023 and 2022, respectively, and $0 and 3,726 for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. For the three and six months ended June 30, 2022, the Company earned revenues of $4,212 related to this transaction.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of June 30, 2023, U.S. Broker Dealer had net capital of $49,018, which was $48,768 in excess of its required net capital. As of December 31, 2022, U.S. Broker Dealer had net capital of $91,960 which was $91,710 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company maintains a $65,000 revolving credit facility which has a maturity date of June 28, 2024. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2025. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the credit facility.

As of June 30, 2023, the Company’s available credit under this facility was $64,198 as a result of the issuance of an aggregate amount of $802 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA which extended the credit period to May 24, 2024 and the maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of June 30, 2023.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2023		2022		2023		2022
Supplemental Income Statement Information:
Operating lease cost	$6,159		$5,627		$11,739		$11,224

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,332)		$5,636		$(12,414)		$(131)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$15,919		$1,951		$16,968		$1,951

Other Information:
Weighted-average remaining lease term - operating leases	12.26	years	13.09	years	12.26	years	13.09	years
Weighted-average discount rate - operating leases	3.74%		3.51%		3.74%		3.51%

As of June 30, 2023, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2023	$(422)	$10,586
2024	(844)	22,606
2025	(422)	20,855
2026	—	19,625
2027	—	18,643
Thereafter	—	164,122
Total Payments	$(1,688)	$256,437

Less: Tenant improvement allowances		(2,405)
Less: Present value adjustment		(52,915)
Total		$201,117

In April 2023, a lease commenced for office space that will replace the Company's existing space in Los Angeles. Upon commencement, $15,510 in right-of-use assets and operating lease liabilities were capitalized.

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

We have reached an agreement in principle with the staff of the Securities and Exchange Commission ("SEC") to resolve an investigation of our practices relating to recordkeeping of business communications on messaging applications. The agreed settlement will include a civil penalty of $10,000 and is subject to approval by the SEC. As a result, the Company recognized a $10,000 accrual for the three and six months ended June 30, 2023, in other income and expenses in the condensed consolidated statements of operations.

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2023 and 2022, in the amounts of $1,011 and $1,056, respectively, and $1,797 and $1,771 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company’s provisions for income taxes were a benefit of $1,969 and an expense of $15,296 for the three months ended June 30, 2023 and 2022, respectively. The Company's provisions for income tax were a benefit of $5,177 and an expense of $28,894 for the six months ended June 30, 2023 and 2022. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended June 30, 2023 and 2022 were $14 and $95, respectively, and $3,359 and $8,646 for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$143,613	$188,998	$301,663	$437,324
Europe	25,537	35,909	42,156	81,287
Rest of World	10,721	17,613	23,872	25,997
Total	$179,871	$242,520	$367,691	$544,608

	June 30,	December 31,
	2023	2022
Assets:
United States	$879,302	$994,339
Europe	48,856	92,340
Rest of World	89,768	130,190
Total	$1,017,926	$1,216,869

As of June 30, 2023, and December 31, 2022, the Company had deferred revenues of $10,379 and $7,708, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2023 and 2022, $6,698 and $4,278 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on September 22, 2023, to Class A common stockholders of record on August 7, 2023.

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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments, and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we advise clients on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets transactions and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of June 30, 2023, we served our clients globally with 792 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2023 and 2022, referenced throughout this Form 10-Q was obtained from Refinitiv as of July 6, 2023 and July 13, 2022, respectively.

For the first half of 2023, we earned GAAP revenues of $367.7 million compared with $544.6 million earned during the same period in 2022. This represents a decrease of 32% compared to a 45% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Despite slower activity levels, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets to execute on their strategic objectives. Additionally, financial sponsors have accumulated record amounts of capital that should allow for strong levels of M&A activity over the intermediate and long-term time horizon. However, these dialogues and client engagement do not always quickly translate to revenues. The record level of corporate debt that has accumulated, a higher interest rate environment and the economic impacts of inflation have led to our restructuring mandates increasing throughout the course of the past year. In addition, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs.

We believe that higher interest rates, inflation, the military conflict in Ukraine and increasing regulatory burdens may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Revenues	$179,871	$242,520	-26%	$367,691	$544,608	-32%
Expenses:
Compensation and benefits	145,794	140,092	4%	294,033	316,729	-7%
Non-compensation expenses	43,663	40,229	9%	84,635	76,253	11%
Total operating expenses	189,457	180,321	5%	378,668	392,982	-4%
Operating income (loss)	(9,586)	62,199	N/M	(10,977)	151,626	N/M
Other income and (expenses)	(5,629)	(3,046)	85%	(3,883)	(5,281)	-26%
Income (loss) before income taxes	(15,215)	59,153	N/M	(14,860)	146,345	N/M
Provision (benefit) for income taxes	(1,969)	15,296	N/M	(5,177)	28,894	N/M
Net income (loss)	$(13,246)	$43,857	N/M	$(9,683)	$117,451	N/M

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

Three Months Ended June 30, 2023 versus 2022

Revenues were $179.9 million for the three months ended June 30, 2023 as compared with $242.5 million for the same period in 2022, representing a decrease of 26%. The decrease in revenues was primarily driven by a decrease in the number of completed transactions as compared to the prior year period.

For the three months ended June 30, 2023 and 2022, we earned revenues from 128 clients and 136 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 34 clients and 44 clients, respectively.

Six Months Ended June 30, 2023 versus 2022

Revenues were $367.7 million for the six months ended June 30, 2023 as compared with $544.6 million for the same period in 2022, representing a decrease of 32%. The decrease in revenues was driven by a decrease in the number of completed transactions and average fees per completed transaction as compared to the prior year period.

For the six months ended June 30, 2023 and 2022, we earned revenues from 177 clients and 211 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 79 clients and 103 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Expenses:
Compensation and benefits	$145,794	$140,092	4%	$294,033	$316,729	-7%
% of revenues	81%	58%		80%	58%
Non-compensation expenses	$43,663	$40,229	9%	$84,635	$76,253	11%
% of revenues	24%	17%		23%	14%
Total operating expenses	$189,457	$180,321	5%	$378,668	$392,982	-4%
% of revenues	105%	74%		103%	72%

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

Three Months Ended June 30, 2023 versus 2022

Operating expenses were $189.5 million for the three months ended June 30, 2023 and represented 105% of revenues, compared with $180.3 million for the same period in 2022 which represented 74% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with greater headcount and increased deal-related expenses compared to the prior period.

Six Months Ended June 30, 2023 versus 2022

Operating expenses were $378.7 million for the six months ended June 30, 2023 and represented 103% of revenues, compared with $393.0 million for the same period in 2022 which represented 72% of revenues. The decrease in operating expenses was primarily driven by lower revenue, which leads to lower compensation and benefits expenses.

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

Three Months Ended June 30, 2023 versus 2022

For the three months ended June 30, 2023, compensation related expenses of $145.8 million represented 81% of revenues, compared with $140.1 million which represented 58% of revenues in the prior year period. The increase in compensation expenses was primarily due to greater headcount, resulting in more fixed compensation, partially offset by lower discretionary bonus expense associated with lower revenues as compared to the prior year period. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to a decline in revenues and greater headcount.

Six Months Ended June 30, 2023 versus 2022

For the six months ended June 30, 2023, compensation related expenses of $294.0 million represented 80% of revenues, compared with $316.7 million which represented 58% of revenues in the prior year period. The decrease in compensation expenses was primarily due to lower discretionary bonus expense associated with lower revenues as compared to the prior year period. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to a decline in revenues and greater headcount.

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

Three Months Ended June 30, 2023 versus 2022

For the three months ended June 30, 2023, non‑compensation expenses of $43.7 million represented 24% of revenues, compared with $40.2 million which represented 17% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to greater headcount. As a percentage of revenues, non-compensation expenses increased as compared to the prior year period primarily due to a decline in revenues.

Six Months Ended June 30, 2023 versus 2022

For the six months ended June 30, 2023, non‑compensation expenses of $84.6 million represented 23% of revenues, compared with $76.3 million which represented 14% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to increased deal-related travel and related expenses driven by more in-person discussions with clients, communication and technology expenses, and professional fees. As a percentage of revenues, non-compensation expenses increased as compared to the prior year period primarily due to a decline in revenues.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2023 versus 2022

For the three months ended June 30, 2023, other income and expenses was expense of $5.6 million, primarily related to a $10.0 million accrual for an agreement in principle with the staff of the Securities and Exchange Commission ("SEC") to resolve an investigation of our practices relating to recordkeeping of business communications on messaging applications. The agreed settlement will include a civil penalty of $10.0 million and is subject to approval by the SEC. This expense was partially offset by net gains of $3.4 million on financial assets measured at fair value. For the prior year period, other income and expenses was expense of $3.0 million, primarily related to unrealized losses of $5.1 million from the mark-to-market impact on equity instruments measured at fair value.

Six Months Ended June 30, 2023 versus 2022

For the six months ended June 30, 2023, other income and expenses was expense of $3.9 million, primarily related to a $10.0 million accrual for an agreement in principle with the staff of the SEC, discussed in the preceding paragraph. This is partially offset by $2.6 million in interest and dividends on cash equivalents and investments, net gains of $2.0 million on financial assets measured at fair value held and sold during the first half of the year, and income of $1.5 million from the Company's share of earnings in MA Financial. This compares to expenses of $5.3 million in the prior year period which was primarily related to unrealized losses of $9.0 million from the mark-to-market impact on equity instruments measured at fair value.

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

Three Months Ended June 30, 2023 versus 2022

The Company’s provisions for income taxes were a benefit of $2.0 million against a pre-tax loss of $15.2 million and an expense of $15.3 million against pre-tax income of $59.2 million for the three months ended June 30, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

Six Months Ended June 30, 2023 versus 2022

The Company’s provisions for income taxes were a benefit of $5.2 million against a pre-tax loss of $14.9 million and an expense of $28.9 million against pre-tax income of $146.3 million for the six months ended June 30, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company had cash equivalents of $125.5 million and $97.1 million, respectively, invested in sovereign debt securities and money market funds. Additionally, as of June 30, 2023 and December 31, 2022, the Company had cash of $34.7 million and $109.6 million, respectively, maintained in

U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold various types of sovereign debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company held $34.6 million and $205.8 million of sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2023 and December 31, 2022 accounts receivable were $36.1 million and $47.8 million, respectively, net of allowances of $1.8 million and $1.7 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 28, 2024, this facility will automatically extend to June 30, 2025. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of June 30, 2023, the Company had no borrowings under the credit facility.

As of June 30, 2023, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2024, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of June 30, 2023.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on September 22, 2023 to Class A common stockholders of record on August 7, 2023. During the six months ended June 30, 2023 the Company paid aggregate dividends of $1.20 per share.

During the six months ended June 30, 2023 and 2022, the Company repurchased 1,063,410 and 2,843,421 shares, respectively. The Company's share repurchases primarily consist of shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and share buybacks pursuant to the Company’s share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of June 30, 2023.

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

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$(9,683)	$117,451
Non-cash charges	89,254	105,983
Other operating activities	(160,559)	(438,373)
Total operating activities	(80,988)	(214,939)
Investing Activities	172,032	60,085
Financing Activities	(137,709)	(221,116)
Effect of exchange rate changes	(60)	(5,610)
Net increase (decrease) in cash	(46,725)	(381,580)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$160,814	$139,434

Six Months Ended June 30, 2023

Cash, cash equivalents and restricted cash were $160.8 million at June 30, 2023, a decrease of $46.7 million from $207.5 million at December 31, 2022. Operating activities resulted in a net outflow of $81.0 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $172.0 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $137.7 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of June 30, 2023, the Company has a total payable of $304.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $21.7 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first six months of 2023.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in highly-rated municipal bonds, government agency debt securities and sovereign debt securities. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. Nearly all of our cash balance is held at institutions or at subsidiaries of institutions labeled as global systemically important banks by the Financial Stability Board. Despite the importance of these institutions, there can be no assurance of governmental or regulatory intervention to guarantee our uninsured deposits. In addition to cash and cash equivalents, we hold various types of sovereign debt securities that are classified as investments on our condensed consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $0.3 million and losses of $4.6 million for the three months ended June 30, 2023 and 2022, respectively, and gains of $0.6 million and losses of

$5.4 million for the six months ended June 30, 2023 and 2022, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2023 and 2022, no such amounts were recorded.

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

We have reached an agreement in principle with the staff of the Securities and Exchange Commission ("SEC") to resolve an investigation of our practices relating to recordkeeping of business communications on messaging applications. The agreed settlement will include a civil penalty of $10.0 million and is subject to approval by the SEC. As a result, the Company recognized a $10.0 million accrual for the three and six months ended June 30, 2023, in other income and expenses in the condensed consolidated statements of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the second quarter of 2023

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
April 1 - April 30	569	$40.68	—	$62.5 million
May 1 - May 31	5,563	37.19	—	62.5 million
June 1 - June 30	—	—	—	62.5 million
Total	6,132	$37.51	—	$62.5 million
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of July, 2023.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer