Form 10-Q
period 2023-09-30
Moelis & Co
filed 2023-11-03
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 19, 2023, there were 66,664,740 shares of Class A common stock, par value $0.01 per share, and 4,489,778 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$147,452	$206,794
Restricted cash	766	745
Receivables:
Accounts receivable, net of allowance for credit losses of $1,554 and $1,729 as of September 30, 2023 and December 31, 2022, respectively	25,512	47,825
Accrued and other receivables	21,032	8,514
Total receivables	46,544	56,339
Deferred compensation	22,219	15,100
Investments	197,655	265,245
Right-of-use assets	175,041	152,341
Equipment and leasehold improvements, net	62,544	57,152
Deferred tax assets	436,057	429,649
Prepaid expenses and other assets	32,195	33,504
Total assets	$1,120,473	$1,216,869
Liabilities and Equity
Compensation payable	$186,659	$243,176
Accounts payable, accrued expenses and other liabilities	27,890	11,929
Amount due pursuant to tax receivable agreement	304,780	302,356
Deferred revenue	4,191	7,708
Lease liabilities	216,862	192,762
Total liabilities	740,382	757,931
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 76,819,647 issued and 66,664,740 outstanding at September 30, 2023; 1,000,000,000 authorized, 73,063,181 issued and 63,986,404 outstanding at December 31, 2022)	768	730
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,489,778 issued and outstanding at September 30, 2023; 1,000,000,000 authorized, 4,635,898 issued and outstanding at December 31, 2022)	45	46
Treasury stock, at cost; 10,154,907 and 9,076,777 shares at September 30, 2023 and December 31, 2022, respectively	(449,376)	(403,857)
Additional paid-in-capital	1,537,157	1,412,795
Retained earnings (accumulated deficit)	(716,747)	(560,690)
Accumulated other comprehensive income (loss)	(4,761)	(4,529)
Total Moelis & Company equity	367,086	444,495
Noncontrolling interests	13,005	14,443
Total equity	380,091	458,938
Total liabilities and equity	$1,120,473	$1,216,869

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$272,179	$233,506	$639,870	$778,114
Expenses
Compensation and benefits	242,231	160,437	536,264	477,166
Occupancy	7,181	6,022	19,887	18,099
Professional fees	13,525	6,048	25,378	15,933
Communication, technology and information services	11,709	9,971	33,758	28,858
Travel and related expenses	8,394	7,389	28,575	24,398
Depreciation and amortization	2,014	1,918	6,023	5,798
Other expenses	7,151	6,672	20,988	21,187
Total expenses	292,205	198,457	670,873	591,439
Operating income (loss)	(20,026)	35,049	(31,003)	186,675
Other income and (expenses)	9,943	2,625	6,060	(2,656)
Income (loss) before income taxes	(10,083)	37,674	(24,943)	184,019
Provision (benefit) for income taxes	1,286	9,115	(3,891)	38,009
Net income (loss)	(11,369)	28,559	(21,052)	146,010
Net income (loss) attributable to noncontrolling interests	(637)	2,947	(2,012)	15,720
Net income (loss) attributable to Moelis & Company	$(10,732)	$25,612	$(19,040)	$130,290
Weighted-average shares of Class A common stock outstanding
Basic	68,752,061	65,873,976	68,260,558	65,684,485
Diluted	68,752,061	69,829,338	68,260,558	70,183,414
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(0.16)	$0.39	$(0.28)	$1.98
Diluted	$(0.16)	$0.37	$(0.28)	$1.86

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(11,369)	$28,559	$(21,052)	$146,010
Foreign currency translation adjustment, net of tax	(838)	(4,580)	(249)	(9,949)
Other comprehensive income (loss)	(838)	(4,580)	(249)	(9,949)
Comprehensive income (loss)	(12,207)	23,979	(21,301)	136,061
Less: Comprehensive income (loss) attributable to noncontrolling interests	(702)	2,567	(2,029)	14,881
Comprehensive income (loss) attributable to Moelis & Company	$(11,505)	$21,412	$(19,272)	$121,180

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(21,052)	$146,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	720	2,717
Depreciation and amortization	6,023	5,798
Equity-based compensation	125,194	96,767
Deferred tax provision	(3,652)	29,009
Other	(10,967)	4,915
Changes in assets and liabilities:
Accounts receivable	21,753	(20,891)
Accrued and other receivables	(12,563)	22,836
Prepaid expenses and other assets	1,355	(23,369)
Deferred compensation	(7,115)	(7,031)
Compensation payable	(57,405)	(299,083)
Accounts payable, accrued expenses and other liabilities	17,308	(49,062)
Deferred revenue	(3,556)	(960)
Dividends received	3,092	2,936
Net cash provided by (used in) operating activities	59,135	(89,408)
Cash flows from investing activities
Purchases of investments	(149,173)	(286,870)
Proceeds from sales of investments	224,591	295,045
Purchases of equipment and leasehold improvements	(11,414)	(3,928)
Net cash provided by (used in) investing activities	64,004	4,247
Cash flows from financing activities
Payments for dividends and tax distributions	(137,481)	(129,779)
Payments for treasury stock purchases	(45,519)	(146,290)
Payments under tax receivable agreement	—	(248)
Other proceeds	(15)	1,900
Net cash provided by (used in) financing activities	(183,015)	(274,417)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	555	(12,490)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59,321)	(372,068)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$148,218	$148,946
Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net	$2,317	$74,696
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$308	$7,795
Dividends in kind	$16,684	$15,304
Forfeiture of fully-vested Class A Partnership Units or other equity units	$82	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A common stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110
Net income (loss)	—	—	—	—	—	—	—	(11,974)	—	(1,272)	(13,246)
Equity-based compensation	13,662	—	—	—	—	—	30,817	—	—	2,764	33,581
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	285	20	305
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,488	(45,434)	—	(6,976)	(46,922)
Treasury Stock Purchases	—	—	(6,132)	—	—	(230)	—	—	—	—	(230)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	71	—	—	5	76
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2023	76,713,672	4,489,778	(10,140,187)	$767	$45	$(448,613)	$1,502,470	$(660,529)	$(3,988)	$15,537	$405,689
Net income (loss)	—	—	—	—	—	—	—	(10,732)	—	(637)	(11,369)
Equity-based compensation	105,975	—	—	1	—	—	29,179	—	—	2,795	31,975
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(773)	(65)	(838)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,485	(45,486)	—	(4,527)	(44,528)
Treasury Stock Purchases	—	—	(14,720)	—	—	(763)	—	—	—	—	(763)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	7	—	—	(1)	6
Equity-based payments to non-employees	—	—	—	—	—	—	16	—	—	—	16
Other	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance as of September 30, 2023	76,819,647	4,489,778	(10,154,907)	$768	$45	$(449,376)	$1,537,157	$(716,747)	$(4,761)	$13,005	$380,091

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	—	—	—	—	65,715	—	7,879	73,594
Equity-based compensation	3,305,692	—	—	33	—	—	20,949	—	—	16,085	37,067
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(687)	(77)	(764)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,572	(44,935)	—	(6,284)	(45,647)
Treasury Stock Purchases	—	—	(2,021,455)	—	—	(97,929)	—	—	—	—	(97,929)
Class A Partnership Units or other equity converted into Class A Common Stock	446	(446)	—	—	—	—	(774)	—	—	924	150
Equity-based payments to non-employees	—	—	—	—	—	—	45	—	—	—	45
Other	—	—	—	—	—	—	—	—	—	100	100
Balance as of March 31, 2022	71,824,917	4,685,898	(7,894,635)	$718	$47	$(354,249)	$1,306,290	$(514,502)	$(1,247)	$7,858	$444,915
Net income (loss)	—	—	—	—	—	—	—	38,963	—	4,894	43,857
Equity-based compensation	27,949	—	—	—	—	—	27,620	—	—	3,236	30,856
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,223)	(382)	(4,605)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,331	(44,073)	—	(3,748)	(42,490)
Treasury Stock Purchases	—	—	(821,966)	—	—	(34,902)	—	—	—	—	(34,902)
Class A Partnership Units or other equity converted into Class A Common Stock	1,005,267	—	—	11	—	—	9,211	—	—	(1,727)	7,495
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2022	72,858,133	4,685,898	(8,716,601)	$729	$47	$(389,151)	$1,348,467	$(519,612)	$(5,470)	$10,131	$445,141
Net income (loss)	—	—	—	—	—	—	—	25,612	—	2,947	28,559
Equity-based compensation	102,721	—	—	—	—	—	25,572	—	—	3,272	28,844
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,200)	(380)	(4,580)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,401	(42,852)	—	(3,191)	(41,642)
Treasury Stock Purchases	—	—	(330,672)	—	—	(13,459)	—	—	—	—	(13,459)
Class A Partnership Units or other equity converted into Class A Common Stock	50,027	(50,000)	—	1	(1)	—	171	—	—	(21)	150
Equity-based payments to non-employees	—	—	—	—	—	—	89	—	—	—	89
Other	—	—	—	—	—	—	—	—	—	1,800	1,800
Balance as of September 30, 2022	73,010,881	4,635,898	(9,047,273)	$730	$46	$(402,610)	$1,378,700	$(536,852)	$(9,670)	$14,558	$444,902

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

The Company’s cash is maintained in U.S. and non-U.S. bank accounts, of which most bank account balances had little or no insurance coverage (most balances are held in U.S. and U.K. accounts which exceeded the U.S. Federal Deposit Insurance Corporation and U.K. Financial Services Compensation Scheme coverage limits). The Company’s cash equivalents are invested primarily in U.S. and U.K. sovereign debt securities and money market funds.

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and 2022, is presented below.

	September 30,
	2023	2022
Cash	$22,974	$72,385
Cash equivalents	124,478	75,861
Restricted cash	766	700
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$148,218	$148,946

Additionally, as of December 31, 2022, the Company held cash of $109,646 and cash equivalents of $97,148.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2023 and December 31, 2022 were $4,764 and $9,462, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $45 and $96 for the three months ended September 30, 2023 and 2022, respectively, and $168 and $525 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,201	$567	$1,768	$2,488	$131	$2,619
Charge-offs, foreign currency translation and other adjustments	(113)	(779)	(892)	(1,140)	—	(1,140)
Recoveries	(619)	(18)	(637)	(1,098)	(10)	(1,108)
Provision for credit losses	539	776	1,315	3,242	493	3,735
Allowance for credit losses, ending balance	$1,008	$546	$1,554	$3,492	$614	$4,106

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,136	$593	$1,729	$2,621	$202	$2,823
Charge-offs, foreign currency translation and other adjustments	(116)	(779)	(895)	(1,366)	(68)	(1,434)
Recoveries	(1,941)	(48)	(1,989)	(2,670)	(99)	(2,769)
Provision for credit losses	1,929	780	2,709	4,907	579	5,486
Allowance for credit losses, ending balance	$1,008	$546	$1,554	$3,492	$614	$4,106

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

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest level of observability) based on inputs:

Level 1 — Quoted prices (unadjusted) are available in active markets for identical instruments that the Company has the ability to access as of the reporting date. The Company, to the extent that it holds such instruments, does not adjust the quoted price for these instruments, even in situations in which the Company holds a large position and a sale could reasonably affect the quoted price.

Level 2 — Pricing inputs that are significant to the overall fair value measurement are observable for the instruments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3 — Pricing inputs that are significant to the overall fair value measurement are unobservable for the instruments and include situations where there is little, if any, market activity for the investments. The determination of fair value is based on the best information available, may incorporate management's own assumptions, and involves a significant degree of judgment.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2023 and 2022, no such amounts were recorded.

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

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements" ("ASU 2023-06"). ASU 2023-06 will amend a variety of disclosure requirements as a result of the SEC's disclosure updates and simplification initiatives. Since ASU 2023-06 addresses a variety of topics, each amendment of ASU 2023-06 becomes effective on the date the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company has evaluated ASU 2023-06 and does not expect its adoption to have a material impact to the Company's condensed consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2023	2022
Office equipment	$18,217	$16,157
Furniture and fixtures	14,452	14,386
Leasehold improvements	62,365	61,293
Construction in progress	9,614	1,438
Total	104,648	93,274
Less: Accumulated depreciation and amortization	(42,104)	(36,122)
Equipment and leasehold improvements, net	$62,544	$57,152

Depreciation and amortization expenses for fixed assets totaled $2,014 and $1,918 for the three months ended September 30, 2023 and 2022, respectively, and $6,023 and $5,798 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, there were $1,273 and $1,639 of costs capitalized, net of $1,598 and $1,232 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $122 for each of the three months ended September 30, 2023 and 2022, respectively, and $366 for each of the nine months ended September 30, 2023 and 2022, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

The estimated fair value of sovereign debt securities, money market funds, certificates of deposits, common stock, and warrants are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments. Common stock and warrants held of publicly-traded companies are categorized as Level 1 in the fair value hierarchy.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of September 30, 2023, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$60,040	$—	$60,040	$—
Money market funds	53,834	—	53,834	—
Certificates of Deposit	10,604	—	10,604	—
Total financial assets included in cash and cash equivalents	124,478	—	124,478	—
Investments
Sovereign debt securities	150,309	—	150,309	—
Total financial assets included in investments	150,309	—	150,309	—
Total financial assets	$274,787	$—	$274,787	$—

During the nine months ended September 30, 2023, the Company liquidated its equity investments measured at fair value. Therefore, there were no unrealized gains or losses on equity securities held at the reporting date for the three and nine months ended September 30, 2023. Unrealized losses of $1,055 and $9,991 were recognized on equity investments measured at fair value and held at the reporting date for the three and nine months ended September 30, 2022. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $1,108 and $132 were recognized for the three months ended September 30, 2023 and 2022, respectively, and, for the nine months ended September 30, 2023 and 2022, unrealized gains of $1,136 and unrealized losses of $234 were recognized, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $149,173 as of September 30, 2023.

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

Investments Held at Cost

In 2020 and 2021, the Company made investments in the sponsors (collectively referred to herein as "Atlas Crest Sponsors") of several Atlas Crest Investment Corp. entities (each an "Atlas Crest Entity" and collectively referred to as "Atlas Crest Entities"), each a special purpose acquisition company ("SPAC"). The Company's Chief Executive Officer, Kenneth Moelis, was the managing member of the Atlas Crest Sponsors and served as Non-Executive Chairman of the Atlas Crest Entities. The Company does not direct the activities of the Atlas Crest Sponsors or the related SPACs.

Investments in the Atlas Crest Sponsors that do not have readily determinable fair values were measured at cost less impairment and were included in investments on the condensed consolidated statements of financial condition. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of September 30, 2023 and December 31, 2022, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $47,346 and $47,164, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the nine months ended September 30, 2023 and 2022, MA Financial declared dividends, of which the Company received $3,092 and $2,936, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2023 and 2022 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2023		2022		2023		2022
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$(10,732)		$25,612		$(19,040)		$130,290
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$(10,732)		$25,612		$(19,040)		$130,290
Denominator:
Weighted average shares of Class A common stock outstanding—basic		68,752,061		65,873,976		68,260,558		65,684,485
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)(c)	—	(b)	3,955,362	(b)(c)	—	(b)	4,498,929
Weighted average shares of Class A common stock outstanding—diluted		68,752,061		69,829,338		68,260,558		70,183,414
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$(0.16)		$0.39		$(0.28)		$1.98
Diluted		$(0.16)		$0.37		$(0.28)		$1.86

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 75,038,275 and 75,704,676 shares for the three months ended September 30, 2023 and 2022, respectively, and 74,483,243 and 76,276,345 shares for the nine months ended September 30, 2023 and 2022. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units

(including any tax impact). For the three and nine months ended September 30, 2023 and 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2023 and 2022, there were 0 and 135,534 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 11,615 and 4,625 RSUs for the nine months ended September 30, 2023 and 2022, respectively.

(c) The Company incurred a loss for the three and nine months ended September 30, 2023, and as a result the assumed issuance of any Class A common stock pursuant to the treasury stock method is antidilutive. There were 4,237,243 and 4,075,817 shares pursuant to the treasury stock method related to unvested RSUs that were excluded from diluted share count for the three and nine months ended September 30, 2023, respectively. If such shares were included, diluted Class A common stock outstanding would be 72,989,304 and 72,336,375 shares for the three and nine months ended September 30, 2023, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2023 and 2022, the Company recognized expenses of $31,975 and $28,844, respectively, and $125,194 and $96,767 for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes activity related to RSUs for the nine months ended September 30, 2023 and 2022.

	Restricted Stock Units
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,099,629	$47.49	8,068,120	$46.36
Granted	3,844,430	44.38	3,086,353	49.66
Forfeited	(317,022)	45.78	(258,621)	48.74
Vested	(3,736,851)	45.63	(2,995,349)	46.11
Unvested Balance at September 30,	7,890,186	$46.83	7,900,503	$47.72

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the nine months ended September 30, 2023 and 2022, the Company granted 482,941 and 809,899 Partnership Units with grant-date fair values of $20,037 and $38,413, respectively.

Certain Partnership Units vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. For the nine months ended September 30, 2023, the Company granted 100,722 target Performance Units (with a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with a grant-date fair value of $4,594.

As of September 30, 2023, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $174,873, which is expected to be recognized over a weighted-average period of 1.7 years.

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

As of September 30, 2023, there were 76,819,647 shares of Class A common stock issued, 10,154,907 shares of treasury stock, and 66,664,740 shares outstanding. As of December 31, 2022, there were 73,063,181 shares of Class A common stock issued, 9,076,777 shares of treasury stock, and 63,986,404 shares outstanding.

The changes in Class A common stock since the IPO are due primarily to the offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of September 30, 2023, and December 31, 2022, 4,489,778 and 4,635,898 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,078,130 and 3,174,093 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $45,519 and $146,290, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2023 and 2022.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of September 30, 2023.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2023 and December 31, 2022, partners held 6,286,260 and 5,888,027 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 66,664,740 shares of Class A common stock outstanding as of September 30, 2023 (63,986,404 as of December 31, 2022), represents the controlling interest.

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

During the three months ended September 30, 2023 and 2022, the Company incurred $323 and $324, respectively, in aircraft lease costs to be paid to Manager, and $970 and $972 for the nine months ended September 30, 2023 and 2022, respectively.

Promissory Notes — As of September 30, 2023, there were $3,119 of unsecured promissory notes from employees held by the Company (December 31, 2022: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear a fixed interest rate of 4.00%. During the nine months ended September 30, 2023 and 2022, the Company received no principal repayments and recognized interest income of $93 and $7, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized $100 of compensation and benefits expense related to a tranche of a promissory note that will not be repaid.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $57 and $56 for the three months ended September 30, 2023 and 2022, respectively, and $168 and $166 for the nine months ended September 30, 2023 and 2022, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2023 and December 31, 2022, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors — As needed, the Company provided office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services were provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. These types of arrangements generally persisted with each Atlas Crest Entity until such Atlas Crest Entity consummated a business combination or was liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. Therefore, no additional service fees are expected. For the three months ended September 30, 2023 and 2022, these fees totaled $0 and $30, respectively, and $0 and $90 for the nine months ended September 30, 2023 and 2022, respectively.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $4,644 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $8,370 for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. For the nine months ended September 30, 2022, the Company earned revenues of $4,212 related to this transaction.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2023, U.S. Broker Dealer had net capital of $134,056, which was $133,806 in excess of its required net capital. As of December 31, 2022, U.S. Broker Dealer had net capital of $91,960 which was $91,710 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company maintains a $65,000 revolving credit facility which has a maturity date of June 28, 2024. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2025. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the credit facility.

As of September 30, 2023, the Company’s available credit under this facility was $64,194 as a result of the issuance of an aggregate amount of $806 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2024 and a maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of September 30, 2023.

Leases — The Company maintains operating leases for corporate offices and an aircraft with various expiration dates, some of which extend through 2036. Some leases include options to terminate or to extend the lease terms. The Company records lease liabilities measured at the present value of anticipated lease payments over the lease term, including options to extend or terminate the lease when it is reasonably certain such options will be exercised. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses its secured borrowing rate, which was determined with reference to our available credit line. See below for additional information about the Company’s leases.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023		2022		2023		2022
Supplemental Income Statement Information:
Operating lease cost	$6,473		$5,466		$18,212		$16,690

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(4,520)		$(3,672)		$(16,934)		$(3,803)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$18,441		$822		$35,409		$2,773

Other Information:
Weighted-average remaining lease term - operating leases	12.09	years	12.97	years	12.09	years	12.97	years
Weighted-average discount rate - operating leases	3.97%		3.51%		3.97%		3.51%

During the three months ended September 30, 2023 and 2022, the Company received $1,573 and $2,314 of tenant improvement allowances, respectively, and $1,573 and $14,495 for the nine months ended September 30, 2023 and 2022, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of September 30, 2023, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2023	$(204)	$5,516
2024	(816)	25,248
2025	(408)	22,833
2026	—	21,614
2027	—	20,631
Thereafter	—	181,963
Total Payments	$(1,428)	$277,805

Less: Tenant improvement allowances		(1,346)
Less: Present value adjustment		(59,597)
Total		$216,862

In April 2023, a lease commenced for office space that will replace the Company's existing space in Los Angeles. Upon commencement, $15,510 in right-of-use assets and operating lease liabilities were capitalized. In August 2023, a lease commenced to expand the Company's workspace at its headquarters at 399 Park Avenue in New York. Upon commencement, $17,259 in right-of-use assets and operating lease liabilities were capitalized.

Contractual Arrangements — In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

Legal — In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

We have reached an agreement on an Offer of Settlement ("The Settlement") with the Securities and Exchange Commission ("SEC") to resolve an administrative cease-and-desist proceeding regarding our practices relating to recordkeeping of business communications on messaging applications. The Settlement includes a civil penalty of $10,000, amongst other requirements. As a result, the Company recognized an expense of $10,000 for the nine months ended September 30, 2023, in other income and expenses in the condensed consolidated statements of operations.

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2023 and 2022, in the amounts of $1,011 and $1,056, respectively, and $2,808 and $2,827 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s provisions for income taxes were an expense of $1,286 and an expense of $9,115 for the three months ended September 30, 2023 and 2022, respectively. The Company's provisions for income tax were a benefit of $3,891 and an expense of $38,009 for the nine months ended September 30, 2023 and 2022. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended September 30, 2023 and 2022 were $1 and $417, respectively, and $3,360 and $9,063 for the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, Group LP was selected for examination by the Internal Revenue Service for the tax year ended December 31, 2020. The Company’s tax years for 2022, 2021 and 2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$234,471	$192,020	$536,134	$629,344
Europe	19,153	18,209	61,309	99,496
Rest of World	18,555	23,277	42,427	49,274
Total	$272,179	$233,506	$639,870	$778,114

	September 30,	December 31,
	2023	2022
Assets:
United States	$974,813	$994,339
Europe	44,988	92,340
Rest of World	100,672	130,190
Total	$1,120,473	$1,216,869

As of September 30, 2023, and December 31, 2022, the Company had deferred revenues of $4,191 and $7,708, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended September 30, 2023 and 2022, $7,378 and $4,471 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on December 22, 2023, to Class A common stockholders of record on November 13, 2023.

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

As of September 30, 2023, we served our clients globally with 844 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2023 and 2022, referenced throughout this Form 10-Q was obtained from Refinitiv as of October 4, 2023 and October 3, 2022, respectively.

For the first nine months of 2023, we earned GAAP revenues of $639.9 million compared with $778.1 million earned during the same period in 2022. This represents a decrease of 18% compared to a 40% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Despite slower M&A activity levels, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets to execute on their strategic objectives. Additionally, financial sponsors have accumulated record amounts of capital that should allow for strong levels of M&A activity over the intermediate and long-term time horizon. However, these dialogues and client engagement do not always quickly translate to revenues. The record level of corporate debt that has accumulated, a higher interest rate environment and the economic impacts of inflation have led to our restructuring mandates increasing throughout the course of the past year, particularly out-of-court liability management mandates as corporates and financial sponsors begin to address upcoming debt maturities. In addition, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs.

We believe that higher interest rates, inflation, military conflicts abroad and increasing regulatory burdens may continue to add uncertainty to the business environment. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Revenues	$272,179	$233,506	17%	$639,870	$778,114	-18%
Expenses:
Compensation and benefits	242,231	160,437	51%	536,264	477,166	12%
Non-compensation expenses	49,974	38,020	31%	134,609	114,273	18%
Total operating expenses	292,205	198,457	47%	670,873	591,439	13%
Operating income (loss)	(20,026)	35,049	N/M	(31,003)	186,675	N/M
Other income and (expenses)	9,943	2,625	279%	6,060	(2,656)	N/M
Income (loss) before income taxes	(10,083)	37,674	N/M	(24,943)	184,019	N/M
Provision (benefit) for income taxes	1,286	9,115	-86%	(3,891)	38,009	N/M
Net income (loss)	$(11,369)	$28,559	N/M	$(21,052)	$146,010	N/M

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

Three Months Ended September 30, 2023 versus 2022

Revenues were $272.2 million for the three months ended September 30, 2023 as compared with $233.5 million for the same period in 2022, representing an increase of 17%. The increase in revenues was primarily driven by an increase in the average fee per completed transaction as compared to the prior year period.

For the three months ended September 30, 2023 and 2022, we earned revenues from 139 clients and 116 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 48 clients and 52 clients, respectively.

Nine Months Ended September 30, 2023 versus 2022

Revenues were $639.9 million for the nine months ended September 30, 2023 as compared with $778.1 million for the same period in 2022, representing a decrease of 18%. The decrease in revenues was driven by a decrease in the number of completed transactions as compared to the prior year period.

For the nine months ended September 30, 2023 and 2022, we earned revenues from 248 clients and 258 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 129 clients and 151 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Expenses:
Compensation and benefits	$242,231	$160,437	51%	$536,264	$477,166	12%
% of revenues	89%	69%		84%	61%
Non-compensation expenses	$49,974	$38,020	31%	$134,609	$114,273	18%
% of revenues	18%	16%		21%	15%
Total operating expenses	$292,205	$198,457	47%	$670,873	$591,439	13%
% of revenues	107%	85%		105%	76%

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

Three Months Ended September 30, 2023 versus 2022

Operating expenses were $292.2 million for the three months ended September 30, 2023 and represented 107% of revenues, compared with $198.5 million for the same period in 2022 which represented 85% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with significant Managing Director new hire investments and, in addition, increased non-compensation expenses related to transaction expenses incurred in respect of completed deals compared to the prior period.

Nine Months Ended September 30, 2023 versus 2022

Operating expenses were $670.9 million for the nine months ended September 30, 2023 and represented 105% of revenues, compared with $591.4 million for the same period in 2022 which represented 76% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with significant Managing Director new hire investments and, in addition, increased non-compensation expenses related to transaction expenses incurred in respect of completed deals compared to the prior period.

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

Three Months Ended September 30, 2023 versus 2022

For the three months ended September 30, 2023, compensation related expenses of $242.2 million represented 89% of revenues, compared with $160.4 million which represented 69% of revenues in the prior year period. The increase in compensation expenses was primarily due to greater headcount and higher discretionary bonus expense associated with higher revenues as compared to the prior year period. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to greater headcount.

Nine Months Ended September 30, 2023 versus 2022

For the nine months ended September 30, 2023, compensation related expenses of $536.3 million represented 84% of revenues, compared with $477.2 million which represented 61% of revenues in the prior year period. The increase in compensation expenses was primarily due to greater headcount. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to a decline in revenues and greater headcount.

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

Three Months Ended September 30, 2023 versus 2022

For the three months ended September 30, 2023, non‑compensation expenses of $50.0 million represented 18% of revenues, compared with $38.0 million which represented 16% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to increased professional fees directly connected to specific completed transactions.

Nine Months Ended September 30, 2023 versus 2022

For the nine months ended September 30, 2023, non‑compensation expenses of $134.6 million represented 21% of revenues, compared with $114.3 million which represented 15% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to increased professional fees, communication and technology expenses, and deal-related travel and related expenses. As a percentage of revenues, non-compensation expenses increased as compared to the prior year period primarily due to a decline in revenues and greater headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2023 versus 2022

For the three months ended September 30, 2023, other income and expenses was income of $9.9 million, primarily related to net gains of $7.1 million on financial assets measured at fair value and $1.4 million in earnings related to the Company's investment in MA Financial. For the prior year period, other income and expenses was income of $2.6 million, primarily related to in earnings and dilution gains from our investment in MA Financial.

Nine Months Ended September 30, 2023 versus 2022

For the nine months ended September 30, 2023, other income and expenses was income of $6.1 million, primarily related to net gains of $9.0 million on financial assets measured at fair value, $3.5 million in interest and dividends on cash equivalents and investments and income of $3.0 million from the Company's share of earnings in MA Financial, partially offset by the $10.0 million SEC fine. This compares to expenses of $2.7 million in the prior year period which was primarily related to unrealized losses of $10.1 million from the mark-to-market impact on equity instruments measured at fair value, partially offset by $5.3 million in earnings and dilution gains related to the Company's investment in MA Financial.

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

Three Months Ended September 30, 2023 versus 2022

The Company’s provision for income taxes was an expense of $1.3 million against a pre-tax loss of $10.1 million and an expense of $9.1 million against pre-tax income of $37.7 million for the three months ended September 30, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items.

Nine Months Ended September 30, 2023 versus 2022

The Company’s provision for income taxes was a benefit of $3.9 million against a pre-tax loss of $24.9 million and an expense of $38.0 million against pre-tax income of $184.0 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company had cash equivalents of $124.5 million and $97.1 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities and money market funds. Additionally, as of September 30, 2023 and December 31, 2022, the Company had cash of $23.0 million and $109.6 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company held $150.3 million and $205.8 million of sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2023 and December 31, 2022 accounts receivable were $25.5 million and $47.8 million, respectively, net of allowances of $1.6 million and $1.7 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 28, 2024, this facility will automatically extend to June 30, 2025. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of September 30, 2023, the Company had no borrowings under the credit facility.

As of September 30, 2023, the Company’s available credit under this facility was $64.2 million as a result of the issuance of an aggregate amount of $0.8 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2024, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of September 30, 2023.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on December 22, 2023 to Class A common stockholders of record on November 13, 2023. During the nine months ended September 30, 2023 the Company paid aggregate dividends of $1.80 per share.

During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,078,130 and 3,174,093 shares, respectively. The Company's share repurchases primarily consist of shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and share buybacks pursuant to the Company’s share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of September 30, 2023.

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

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$(21,052)	$146,010
Non-cash charges	117,318	139,206
Other operating activities	(37,131)	(374,624)
Total operating activities	59,135	(89,408)
Investing Activities	64,004	4,247
Financing Activities	(183,015)	(274,417)
Effect of exchange rate changes	555	(12,490)
Net increase (decrease) in cash	(59,321)	(372,068)
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$148,218	$148,946

Nine Months Ended September 30, 2023

Cash, cash equivalents and restricted cash were $148.2 million at September 30, 2023, a decrease of $59.3 million from $207.5 million at December 31, 2022. Operating activities resulted in a net inflow of $59.1 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $64.0 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $183.0 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of September 30, 2023, the Company has a total payable of $304.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $21.7 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during the first nine months of 2023.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in money market securities and U.S. and U.K. sovereign debt securities. Cash is maintained in U.S. and non-U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. Nearly all of our cash balance is held at institutions or at subsidiaries of institutions labeled as global systemically important banks by the Financial Stability Board. Despite the importance of these institutions, there can be no assurance of governmental or regulatory intervention to guarantee our uninsured deposits. In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our condensed consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $0.8 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively, and losses of $0.2 million and losses of $10.0 million for the nine months ended September 30, 2023 and 2022, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2023 and 2022, no such amounts were recorded.

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

We have reached an agreement on an Offer of Settlement ("The Settlement") with the Securities and Exchange Commission ("SEC") to resolve an administrative cease-and-desist proceeding regarding our practices relating to recordkeeping of business communications on messaging applications. Moelis & Company LLC agreed to be censured, pay a civil monetary penalty of $10.0 million and comply with certain undertakings, including retaining a compliance consultant, related to retention of electronic communications as enumerated in the Settlement. As a result, the Company recognized an expense of $10.0 million for the nine months ended September 30, 2023, in other income and expenses in the condensed consolidated statements of operations.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the third quarter of 2023

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
July 1 - July 31	13,933	$52.02	—	$62.5 million
August 1 - August 31	787	48.98	—	62.5 million
September 1 - September 30	—	—	—	62.5 million
Total	14,720	$51.85	—	$62.5 million
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of November, 2023.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer