Form 10-K
period 2023-12-31
Moelis & Co
filed 2024-02-22
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2023 was $2,999 million.

As of February 7, 2024, there were 66,675,039 shares of Class A common stock, par value $0.01 per share, and 4,489,778 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Since our inception, we have achieved rapid growth by hiring high‑caliber professionals, expanding the scope of our advisory services, increasing the breadth of our geographic and sector coverage, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with 824 advisory professionals, including 160 Managing Directors, based in over 20 locations around the world. We have demonstrated strong performance, achieving a total stock return of approximately 360% as of December 31, 2023 since our IPO and have advised on over $4.4 trillion of transactions since inception.

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

We combine our global capabilities with expertise in all major industries including Technology; Industrials; Healthcare; Energy; Power; Clean Technology; Consumer & Retail; Business Services; Financial Institutions; Media & Telecommunications; and Real Estate, Gaming, Lodging & Leisure. We collaborate globally to bring our deep industry knowledge to the local markets where our clients operate.

We focus on a wide range of clients, including large public multinational corporations, middle market private companies, financial sponsors, entrepreneurs, governments and sovereign wealth funds, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation.

We advise our clients through all phases of the business cycle using our strong capabilities in M&A and strategic advisory, capital markets, capital structure advisory and private funds advisory.

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

Our shareholder advisory team provides corporate boards with effective solutions to a broad range of contested shareholder situations. We draw from decades of experience working with both public companies, boards and management to advise clients across every industry on matters of corporate preparedness. We also provide support during activist campaigns from privately engaging with shareholders to stave off a formal campaign, to defending the company’s interests in a proxy fight or hostile media campaign.

For our clients seeking capital market solutions, we also act as placement agent, advisor, or bookrunner on a broad range of capital raising mandates and provide general capital markets advice. We bring expertise on all aspects of public and private debt and equity transactions to provide comprehensive capital structure advice, structure customized financing solutions and raise capital through private placements or underwritten deals.

For our clients in financial distress, we bring together senior capital structure advisory professionals with our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. Since our inception, approximately 58% of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We believe that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective for all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses, and we help these clients realize value which leads to further M&A activity for us. Furthermore, during distressed economic environments, companies may require an immediate infusion of capital to fund business operations. Through our full integration with our capital markets experts, we are able to provide our clients with innovative solutions to solve their capital needs.

We also provide global strategic advisory and distribution to private fund sponsors including secondary market advisory, tailored capital raise solutions and primary fundraising. Our private funds advisory team has extensive experience accessing private institutional capital on behalf of sponsors across a variety of fund types and our capabilities are fully integrated with our global platform. Combined with the firm’s leading financial sponsor franchise, sector expertise and M&A capabilities, we deliver a range of strategic, customized solutions to our sponsor clients across a wide spectrum of strategies, including buyout, growth, real assets, special situations and sector specific strategies.

In addition, we provide a broad range of other financial advisory services tailored to the specific circumstances and needs of our clients. For example, we have substantial experience in advising clients on complex risk exposures, we act as expert witness for clients in major litigation and we assist private clients and governments in negotiations of significant commercial matters.

We seek to generate repeat business from our clients by becoming long‑term partners with them as opposed to being solely transaction focused. We are also committed to developing new client relationships, and we maintain an active dialogue with a large number of potential clients, as well as with their financial and legal advisors, on an ongoing basis. We continue to access new relationships through our business development initiatives, growing our senior team with professionals who bring additional client relationships and through introductions from our strong network of relationships with senior executives, board members, attorneys and other third parties.

Our Key Competitive Strengths

With a diverse global footprint, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to take advantage of the strong market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions: We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 160 global Managing Directors. A discretionary incentive compensation structure encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank: Since our inception, we have achieved rapid growth and scaled our business meaningfully. During the past five years we have continued on this trajectory, adding 80 Managing Directors to enhance sector, product and regional capabilities across our platform. In 2023, we hired aggressively to take advantage of the dislocation among our competitors, adding 24 Managing Directors focused on many of the largest industry fee pool opportunities. We currently have over 20 offices with 1,161 employees, including 160 Managing Directors. We believe the quality and scale of our global franchise would be a challenge to replicate anew today.

Strong Financial Discipline: We have remained financially disciplined with an intense focus on managing our organic growth in a cost-effective manner. In addition to our external hiring strategy, we focus heavily on internal talent development which has resulted in over 40% of our Managing Director population having been promoted. We continue to promote individuals that are passionate about our culture and have proven track records on our platform. We believe our investment in talent at the junior level creates a self-sustaining pool of potential Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Relationships with Global Investment Institutions: We believe that we have deep and broad relationships with many of the largest Global Investment Institutions in the world, including financial sponsors, sovereign wealth funds and other investment managers, which continue to represent a growing portion of the overall fee pool. These deep relationships have been a focal point of the Firm since our founding, and our coverage has strengthened over time. Our ability to provide holistic solutions to these institutions is a key strength of Moelis & Company. We advise them throughout their entire portfolio company life cycle, identifying financing options, sourcing potential targets for their portfolios and seeking exit opportunities via public and private processes, and we have the capabilities to assist them on their fund raising needs. As a result of our broad and diverse offering, we have become an important solution provider to this client base.

Significant Organic Growth Opportunities: We have made significant investment in our people with the hiring or promotion of 80 Managing Directors in the last five years. Since inception, undergraduate and MBA hiring has been a critical component of our talent strategy. We have a global commitment to our campus recruiting and diversity programs. We are realizing meaningful organic growth from these investments and have already started seeing individuals who began their career at Moelis become Managing Directors. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

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

Diversified Advisory Platform: Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to financial sponsors to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing approximately 22% of our revenues in 2023.

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

Our People

We believe that our people are our most valuable asset. Our goal is to attract, retain and develop top talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and our culture. Our Managing Directors are compensated based on the quality of advice and execution provided to a client, which is predicated on delivering our full suite of advisory services through a high degree of collaboration across different industries, products and regions. This collaborative approach is demonstrated by the fact that on almost all of our transactions, at least two Managing Directors are involved. We reinforce our long‑term vision and values by rewarding for client impact and lasting relationships. Our year‑end evaluation process measures both performance and alignment with our core value system, ensuring that we continue to integrate our expertise to meaningfully enhance the quality of our advice and strengthen our client relationships. We do not compensate on a commission‑based pay model and do not manage our business based on industry, product or regional silos. Our compensation structure is based on a system of meritocracy whereby employees of all levels are rewarded for top performance through discretionary compensation. Measuring performance enables us to recognize employee achievements and continue to identify and invest in areas of targeted development and professional growth.

We are dedicated to maintaining an inclusive workplace that promotes and values diversity. Our commitment to uphold a culture of respect and inclusion is driven by our executive leadership and our Board of Directors. As a global, multicultural firm we are committed to building a workforce with diversity of thoughts and perspectives that are representative of the range of clients we advise around the world. Our ability to provide a rewarding career path in an environment focused on collaboration that brings together diverse perspectives and experiences results in best in class advice for our clients. Pipeline talent programs including our flagship Leadership Development Program, targeted coaching and development and our Employee Networks, provide an important opportunity for an exchange of ideas and relationship building among employees who identify as part of underrepresented groups and their allies. These firm-sponsored and employee-driven groups support our culture of inclusion and career development and create a framework for global connectivity and idea sharing. Our firm supports diverse communities through volunteerism, fundraising efforts and partnerships. We support more than 50 nonprofit organizations around the world. While the firm has always been focused on the health and well-being of our employees, we have expanded access to mental health services and support for employees and their families.

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

We believe our primary competitors in securing advisory engagements include the investment banking businesses of Bank of America Corporation, Citigroup Inc., The Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS AG and other large investment banking firms as well as independent investment banking firms such as Evercore Partners Inc., Houlihan Lokey, Inc., Lazard Ltd, Perella Weinberg Partners, PJT Partners, Inc., and many closely held boutique firms.

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

Kenneth Moelis,

Chairman and Chief Executive Officer of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

John A. Allison IV,

Executive in Residence at the Wake Forest School of Business, Member of the Cato Institute's Board of Directors, Chairman of the Executive Advisory Council of the Cato Institute’s Center for Monetary and Financial Alternatives and Former Chairman and CEO of BB&T Corporation.

Kenneth L. Shropshire,

David W. Hauck Professor Emeritus at the Wharton School of the University of Pennsylvania, Former Adidas Distinguished Professor of Global Sport and CEO of Global Sport Institute at Arizona State University and Former Faculty Director of Wharton Sports Business Initiative.

Laila Worrell,

Board Member of the Harvard Business School Club of New York, Member of the Advisory Council for the American Museum of Natural History and Former CEO of Harvard Business Review Global.

Other Executive Officers

Navid Mahmoodzadegan,

Co‑President and Managing Director of the Company

Jeffrey Raich,

Co‑President and Managing Director of the Company

Katherine Pilcher Ciafone,

Chief Operating Officer

Joseph Simon,

Chief Financial Officer

Osamu R. Watanabe,

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2023).

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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2023 and 2022 referenced throughout this Form 10‑K was obtained from LSEG Data & Analytics (formerly known as Refinitiv) as of January 30, 2024 and January 9, 2023, respectively.

In this Form 10‑K, we use the term “independent investment banks” or “independent advisors” to refer to investment banks primarily focused on advisory services and that conduct limited or no commercial banking or sales and trading activities. We use the term “global independent investment banks” to refer to independent investment banks with global coverage capabilities across all major industries and regions. We consider the global independent investment banks to be our publicly traded peers, Evercore Partners Inc., Houlihan Lokey, Inc., Lazard Ltd, Perella Weinberg Partners, PJT Partners, Inc., and us.

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

We have experienced rapid growth over the past several years, which may be difficult to sustain at the same rate. Our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these professionals to become profitable and effective. We have, and may in the future, incur significant expenses to recruit these professionals and expend significant time and resources toward training, integration and business development aimed at maximizing the impact of these professionals on our platform. For example, in 2023 we hired 24 new managing directors. If we are unable to recruit and develop productive professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances where we open new offices that may require additional resources before they become profitable. See “—Our growth strategy may involve opening or acquiring new offices and expanding domestically and internationally and would involve hiring new Managing Directors and other senior professionals for these offices, which would require substantial investment by us and could materially and adversely affect our operating results.” There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.

Our ability to retain our Managing Directors and our other professionals, including our executive officers, is critical to the success of our business.

Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our Managing Directors. However, we may not be successful in our efforts to retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non‑competition arrangements with our Managing Directors provide sufficient incentives or protections to prevent our Managing Directors from resigning to join our competitors. For example, non-competition agreements with employees located in California have been banned and other courts in other jurisdictions may refuse to enforce these provisions or, in the future, implement bans on these provisions similar to the California ban. In addition, some of our competitors have more resources than us which may allow them to attract some of our existing employees through compensation or otherwise. The departure of a number of Managing Directors or groups of professionals could have a material adverse effect on our business and our profitability.

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

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, including in 2023, the volume and value of M&A transactions generally decreases, thereby reducing the demand for our M&A advisory services and increases price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of recapitalization and restructuring transactions may decrease, thereby reducing the demand for our recapitalization and restructuring advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations have been in the past and are likely to be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by certain non-discretionary costs, including (but not limited to) costs related to information technology, information services and real estate leasing. We may be unable to scale back these and other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may further deteriorate because of many factors beyond our control, including rising interest rates, inflation, recession, international conflict, terrorism, natural disasters, a pandemic or political uncertainty. For example, the U.S. Federal Reserve raised the federal funds rate eleven times since the beginning of 2022 in response to rising inflation with the volume of announced global M&A transactions decreasing by 17% in 2023 from 2022 and by 37% in 2022 from 2021. While the timing and impact of interest rate changes are unknown, rising interest rates and uncertainty as to changes in interest rates has had, and in the future, could have an adverse effect on our transaction volumes, results of operations and financial condition.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. In 2023 and 2022, we had 175 clients and 187 clients paying fees equal to or greater than $1 million, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

Risks Related to Managing Our Business, Including Conflicts, Employees, Client Satisfaction

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

Risks Related to Operating Our Business, Including Litigation, Financial Regulations,

and Information Technology and Security

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

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as disciplinary actions, censures, fines, suspensions of personnel or business activities and/or other sanctions, including revocation of the registration of us or any of our subsidiaries as a financial advisor and could impair executive retention or recruitment. For example, on August 8, 2023, we reached an agreement on an Offer of Settlement with the SEC to resolve an administrative cease-and-desist proceeding regarding our practices relating to recordkeeping of business communications on messaging applications. Moelis & Company LLC agreed to be censured, pay a civil monetary penalty of $10.0 million and comply with certain undertakings, including retaining a compliance consultant, related to retention of electronic communications as enumerated in the Settlement. Also, we are subject to bribery and anti-corruption regulation, especially with respect to businesses we conduct for clients that are governmental entities or owned by governmental entities. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our financial condition and business and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

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

The occurrence of unforeseen or catastrophic events or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, geopolitical tensions, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

For example, the rapid, worldwide spread of COVID-19 created global economic disruption and uncertainty. The impact of unforeseen or catastrophic events are often driven by factors that are beyond our control and could have a material adverse effect on our business, operating results and financial condition.

If events warrant, we provide the capability for all of our employees to work remotely from home to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of catastrophic events, or increased cybersecurity threats. If we were unable to timely and successfully recover, that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit events. Catastrophic events may present a threat to our employees’ well-being. While we have business continuity plans to protect the health of our employees, such plans cannot anticipate all scenarios, and may alter workplace practices that could negatively impact us and our business, such as a loss of productivity.

Similarly, the military conflicts abroad or the diplomatic tensions between the U.S. and China could result in geopolitical instability and adversely affect the global economy or specific markets, which could have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. Sanctions imposed by the United States and other countries in response to such events could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability and increase the cost of doing business.

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

In 2023, we earned approximately 21% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, some of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

Our growth strategy may involve opening or acquiring new offices and expanding domestically and internationally and would involve hiring new Managing Directors and other senior professionals for these offices, which would require substantial investment by us and could materially and adversely affect our operating results.

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

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2023 is approximately 40%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation does not provide for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

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

During February 2024, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2024 to Class A common stockholders of record on February 20, 2024. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company faces various risks from cybersecurity threats in connection with its business on a day‑to‑day basis, including, without limitation, information theft, destruction and inaccessibility; unauthorized disclosure of sensitive or confidential information; extortion; harm to clients and employees; reputational risk, legal and regulatory risk and increased costs to manage cyber risk, which could materially adversely affect our business, strategy, results of operations and financial condition. Our cybersecurity risks arise out of managing sensitive and confidential information of our clients, as well as our own confidential and proprietary information, and our dependence on information technology systems and networks to securely process, transmit and store this information and to communicate among our global locations and with third parties, including our clients and other key stakeholders involved in our clients’ transactions. The cyber threat landscape is constantly evolving, and the increase in periodic work-from-home workforce and their reliance on technology that enables such work has increased the cyber threat landscape and related risks. While we do not believe we have, as of the date of this Form 10-K, experienced a cybersecurity incident that materially affected our business, our business strategy, our results of operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. For further information, see “Our business is subject to various cybersecurity and other operational risks” and “We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents, or other natural disasters” in Item 1A, Risk Factors of this Annual Report.

We maintain a cybersecurity program, which includes processes for the continuous monitoring of our information systems in order to assess, identify and manage cybersecurity threats. We use known industry strategies to manage these cyber threats, including, without limitation, identity and access management, security awareness training, network security, physical access controls, endpoint security, encryption, incident response planning and vulnerability management. The relevant information collected from the tools is, among other things, leveraged to identify potential weaknesses, monitor threats that seek to identify and exploit these weaknesses and refine and adjust our security controls as the cyber threat landscape changes. Our cybersecurity program includes policies governing how employees access, use and interact with our firm assets and data deemed to be in our custody. Our security team considers industry cybersecurity best practices and applicable statutory and regulatory obligations when creating policies, implementing controls and engineering technology integrations.

Recognizing the complexity and continuously developing nature of cybersecurity threats, Moelis periodically engages with a variety of external experts, including consultants, auditors and cybersecurity assessors in evaluating and testing our cyber risk management systems. Our collaboration with these third parties include, but are not limited to; threat assessments, consultation on security enhancements and regular periodic audits.

Our security program also contains a third-party risk management process which is designed to assess third-party vendors’ information security posture and inform management on the potential cyber risk introduced by third-party products and services and the broader security team’s recommendations for risk management.

Our cybersecurity program is overseen by a full-time security team led by our Chief Information Security Officer (“CISO”), reporting directly to our Chief Information Officer (“CIO”). Our CISO has over 20 years of experience in the field of cybersecurity, including prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO has over 17 years of experience as a Chief Information Officer, over 35 years of experience in the field of information technology and oversees the cybersecurity function.

Our cyber security program includes a cyber incident response policy overseen by our CISO. This incident policy sets forth the procedures to be followed in the event of a cybersecurity event, including escalation, mitigation, and remediation steps. Our cyber security procedures provide criteria for the escalation of cybersecurity events to management of the other operational functions of the Company to participate in determining and executing on the response. Depending on the nature and severity of the incident, we have procedures for escalating notification to our executive officers and Board of Directors.

Our Board of Directors is responsible for oversight of our cybersecurity risks. Cybersecurity risk management is integrated into our broader risk management framework. Our Board meets at least quarterly to conduct a review of matters related to cybersecurity, including an assessment of the cybersecurity threat landscape, cyber risk mitigation initiatives, the status of projects to strengthen internal cybersecurity, and an update on security events during the period. In addition, management will escalate cybersecurity incidents to the Board of Directors between quarterly meetings in accordance with our escalation procedures.

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

Item 3. Legal Proceedings

In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company often cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. For matters where the Company can reasonably estimate the amount of a probable loss, or range of loss, the Company will accrue a loss for such matters in accordance with U.S. GAAP for the aggregate of the estimated amount or the minimum amount of the range, if no amount within the range is a better estimate. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a significant adverse effect on the Company.

On August 8, 2023, we reached an agreement on an Offer of Settlement ("The Settlement") with the Securities and Exchange Commission ("SEC") to resolve an administrative cease-and-desist proceeding regarding our practices relating to recordkeeping of business communications on messaging applications. Moelis & Company LLC agreed to be censured, pay a civil monetary penalty of $10.0 million and comply with certain undertakings, including retaining a compliance consultant, related to retention of electronic communications as enumerated in the Settlement. As a result, the Company recognized an expense of $10.0 million for the year ended December 31, 2023, in other income and expenses in the consolidated statements of operations.

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

As of February 9, 2024, there were approximately 90 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2024, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2024 to Class A common stockholders of record on February 20, 2024.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2018 through December 31, 2023, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2018. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2023

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2023. Share repurchases are recorded on a trade date basis.

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
October 1 - October 31	—	$—	—	$62.5 million
November 1 - November 30	5,159	43.82	—	62.5 million
December 1 - December 31	24,394	51.52	—	62.5 million
Total	29,553	$50.18	—	$62.5 million
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

Executive Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic advice and solutions to a diverse client base, including corporations, governments, and financial sponsors. We assist our clients in achieving their strategic goals by offering comprehensive integrated financial advisory services across all major industry sectors. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we advise clients on their most critical decisions, including mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, and other corporate finance matters. Our ability to provide confidential, independent advisory services to our clients across sectors and regions and through all phases of the business cycle has led to long-term client relationships and a diversified revenue base.

As of December 31, 2023, we served our clients globally with 817 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2023 and 2022 referenced throughout this Form 10-K was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv), as of January 30, 2024 and January 9, 2023, respectively.

For the year ended December 31, 2023, we earned GAAP revenues of $854.7 million compared with $985.3 million earned during the same period in 2022. This represents a decrease of 13% compared to a 32% decrease in the number of global completed M&A transactions greater than $100 million in the same period.

Despite lower M&A activity levels, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the record levels of capital accumulated by financial sponsors combined with unsold portfolio companies and a dearth of exits over the last two years should provide for increased financial sponsor-related M&A over time. Our out-of-court liability management and in-court restructuring mandates increased during the year as a result of higher borrowing costs and more limited access to refinancing opportunities which have led to modestly rising default rates. We expect companies to turn to Moelis for capital structure advice as they continue to address significant debt maturity walls over the next several years. While the amount of new debt and equity issuance has been subdued over the last two years, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs. Improving macroeconomic conditions and investor sentiment could lead to better capital raising and financing conditions moving forward.

We believe that high interest rates, inflation, military conflicts abroad and increasing regulatory burdens may continue to add uncertainty to the business environment, despite U.S. stock markets nearing record highs at the start of 2024. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2023 and 2022. For a discussion of our results of operations for the year ended December 31, 2021, refer to “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022.

	Year Ended December 31,			Variance
($ in thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues	$854,748	$985,297	$1,540,611	-13%	-36%
Expenses:
Compensation and benefits	714,749	618,195	913,909	16%	-32%
Non-compensation expenses	180,351	151,002	130,785	19%	15%
Total operating expenses	895,100	769,197	1,044,694	16%	-26%
Operating income (loss)	(40,352)	216,100	495,917	N/M	-56%
Other income and (expenses)	11,205	220	40,396	4,993%	-99%
Income (loss) before income taxes	(29,147)	216,320	536,313	N/M	-60%
Provision (benefit) for income taxes	(1,631)	47,638	113,335	N/M	-58%
Net income (loss)	$(27,516)	$168,682	$422,978	N/M	-60%
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

Year Ended December 31, 2023 versus 2022

Revenues were $854.7 million for the year ended December 31, 2023 compared with $985.3 million for the same period in 2022, representing a decrease of 13%. The decrease in revenues was driven by a decrease in the number of completed transactions as compared to the prior year period.

For the years ended December 31, 2023 and 2022, we earned revenues from 304 clients and 314 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 175 clients and 187 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Expenses:
Compensation and benefits	$714,749	$618,195	$913,909	16%	-32%
% of revenues	84%	63%	59%
Non-compensation expenses	$180,351	$151,002	$130,785	19%	15%
% of revenues	21%	15%	8%
Total operating expenses	$895,100	$769,197	$1,044,694	16%	-26%
% of revenues	105%	78%	68%

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

Year Ended December 31, 2023 versus 2022

Operating expenses were $895.1 million for the year ended December 31, 2023 and represented 105% of revenues, compared with $769.2 million for the same period in 2022 which represented 78% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with significant new hires and, in addition, increased non-compensation expenses driven by transaction related expenses incurred in respect of completed deals compared to the prior period.

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

Year Ended December 31, 2023 versus 2022

For the year ended December 31, 2023, compensation-related expenses of $714.7 million represented 84% of revenues, compared with $618.2 million which represented 63% of revenues in the prior year. The increase in compensation expenses is primarily due to greater Managing Director headcount. As a percentage of revenues, compensation related expenses increased as compared to the prior year period due to a decline in revenues, new hire Managing Director guarantees, and greater headcount.

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

Year Ended December 31, 2023 versus 2022

For the year ended December 31, 2023, non-compensation expenses of $180.4 million represented 21% of revenues, compared with $151.0 million, which represented 15% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to increased professional fees, communication and technology expenses, travel and deal-related expenses. As a percentage of revenues, non-compensation expenses increased as compared to the prior year period primarily due to a decline in revenues.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2023 versus 2022

Other income and expenses was income of $11.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the income was primarily related to income of $11.3 million on cash equivalent investments and sovereign debt securities, $5.3 million in gains on equity securities sold during the period, $3.4 million from the Company's share of earnings in MA Financial, and $3.6 million in benefits arising from the enforcement of non-compete provisions, partially offset by the $10.0 million SEC fine. In the prior year, the income was related to $7.0 million in benefits arising from the enforcement of non-compete provisions, as well as $6.3 million in earnings and dilution gains related to the Company's investment in MA Financial and $2.6 million in net gains on sovereign debt securities. These increases were partially offset by unrealized losses of $15.1 million from the mark-to-market impact on equity instruments measured at fair value.

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

Year Ended December 31, 2023 versus 2022

The Company’s provision for income taxes was a benefit of $1.6 million against a pre-tax loss of $29.1 million and an expense of $47.6 million against pre-tax income of $216.3 million for the years ended December 31, 2023 and 2022, respectively. The income tax provision for the aforementioned periods primarily reflect the Company's allocable share of operating results from Group LP at the prevailing U.S.

federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the average grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2023 and 2022, the Company had cash equivalents of $137.4 million and $97.1 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities and money market funds. Additionally, as of December 31, 2023 and 2022, the Company had cash of $49.1 million and $109.6 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2023, and 2022, the Company held $162.9 million and $205.8 million of sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2023, and 2022, accounts receivable were $51.2 million and $47.8 million, respectively, net of allowances of $1.3 million and $1.7 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 28, 2024, this facility will automatically extend to June 30, 2025. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of December 31, 2023, the Company had no borrowings under the credit facility.

As of December 31, 2023, the Company’s available credit under this facility was $64.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2024, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of December 31, 2023.

During February 2024, the Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on March 28, 2024 to Class A common stockholders of record on February 20, 2024. During the year ended December 31, 2023, the Company paid aggregate dividends of $2.40 per share.

During the years ended December 31, 2023 and 2022, the Company repurchased 1,107,683 and 3,203,597 shares, respectively. The Company's share repurchases primarily consist of shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards, and share buybacks pursuant to the Company's share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of December 31, 2023.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the consolidated financial statements as of December 31, 2023 for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$(27,516)	$168,682	$422,978
Non-cash charges	151,942	175,526	163,726
Other operating activities	34,046	(311,214)	350,276
Total operating activities	158,472	32,994	936,980
Investing Activities	48,574	(11,183)	(17,014)
Financing Activities	(229,173)	(326,901)	(602,541)
Effect of exchange rate changes	1,803	(8,385)	305
Net increase (decrease) in cash	(20,324)	(313,475)	317,730
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$187,215	$207,539	$521,014

Year Ended December 31, 2023

Cash, cash equivalents and restricted cash were $187.2 million as of December 31, 2023, a decrease of $20.3 million from $207.5 million as of December 31, 2022. Operating activities resulted in a net inflow of $158.5 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $48.6 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $229.2 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of December 31, 2023, the Company has a total payable of $304.6 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount an estimated $21.4 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. We do not expect the cash payments to have a material impact on our liquidity. There were no payments made pursuant to the tax receivable agreement during 2023.

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

Risks Related to Cash and Short-Term Investments

Our cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in U.S. and U.K. sovereign debt securities and money market securities. Cash is maintained in U.S. and non‑U.S. bank accounts. Most U.S. and U.K. account balances exceed the FDIC and FSCS coverage limits. Nearly all of our cash balance is held at institutions or at subsidiaries of institutions labeled as global systemically important banks by the Financial Stability Board. Despite the importance of these institutions, there can be no assurance of governmental or regulatory intervention to guarantee our uninsured deposits. In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our consolidated statement of financial condition as they have original maturities of three months or more (but less than twelve months) from the date of purchase. We believe our cash and short‑term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, rupee, Australian dollar, Saudi riyal, Israeli shekel and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2023 and 2022, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income were gains of $0.7 million and losses of $4.3 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover its current expectation of future losses as of the reporting date. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private funds advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical charge-offs and current economic conditions.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2023 and 2022, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2023, and the related notes and schedule, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues from transaction fees as obligations are fulfilled and collection is reasonably assured. However, the recognition of transaction fees is constrained until substantially all services have been provided, specified conditions have been met and it is probable a revenue reversal will not occur in a future period. In certain instances, transaction fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period-end date. The accounting for these instances involves significant management judgment, particularly as it relates to assessing whether (1) all conditions to recognize revenue have been met prior to the transaction closing and (2) it is probable a significant revenue reversal will not occur in a future period.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the reporting period in which transaction fees were recognized included the following, among others:

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

o
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

o
Compared the revenue recognized to the consideration expected to be received based on the terms included in the engagement letter and any modifications agreed upon with customers.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 22, 2024

We have served as the Company's auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$186,417	$206,794
Restricted cash	798	745
Receivables:
Accounts receivable, net of allowance for credit losses of $1,263 and $1,729 as of December 31, 2023 and December 31, 2022, respectively	51,219	47,825
Accrued and other receivables	12,416	8,514
Total receivables	63,635	56,339
Deferred compensation	17,133	15,100
Investments	210,357	265,245
Right-of-use assets	171,998	152,341
Equipment and leasehold improvements, net	63,803	57,152
Deferred tax assets	437,238	429,649
Prepaid expenses and other assets	28,380	33,504
Total assets	$1,179,759	$1,216,869
Liabilities and Equity
Compensation payable	$259,771	$243,176
Accounts payable, accrued expenses and other liabilities	32,626	11,929
Amount due pursuant to tax receivable agreement	304,567	302,356
Deferred revenue	4,649	7,708
Lease liabilities	215,684	192,762
Total liabilities	817,297	757,931
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 76,859,499 issued and 66,675,039 outstanding at December 31, 2023; 1,000,000,000 authorized, 73,063,181 issued and 63,986,404 outstanding at December 31, 2022)	768	730
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,489,778 issued and outstanding at December 31, 2023; 1,000,000,000 authorized, 4,635,898 issued and outstanding at December 31, 2022)	45	46
Treasury stock, at cost; 10,184,460 and 9,076,777 shares at December 31, 2023 and December 31, 2022, respectively	(450,859)	(403,857)
Additional paid-in-capital	1,573,702	1,412,795
Retained earnings (accumulated deficit)	(767,587)	(560,690)
Accumulated other comprehensive income (loss)	(3,928)	(4,529)
Total Moelis & Company equity	352,141	444,495
Noncontrolling interests	10,321	14,443
Total equity	362,462	458,938
Total liabilities and equity	$1,179,759	$1,216,869

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$854,748	$985,297	$1,540,611
Expenses
Compensation and benefits	714,749	618,195	913,909
Occupancy	28,608	24,243	26,533
Professional fees	32,796	20,971	21,826
Communication, technology and information services	45,978	39,310	35,373
Travel and related expenses	37,005	32,416	15,399
Depreciation and amortization	8,317	7,975	7,242
Other expenses	27,647	26,087	24,412
Total expenses	895,100	769,197	1,044,694
Operating income (loss)	(40,352)	216,100	495,917
Other income and (expenses)	11,205	220	40,396
Income (loss) before income taxes	(29,147)	216,320	536,313
Provision (benefit) for income taxes	(1,631)	47,638	113,335
Net income (loss)	(27,516)	168,682	422,978
Net income (loss) attributable to noncontrolling interests	(2,816)	18,337	57,765
Net income (loss) attributable to Moelis & Company	$(24,700)	$150,345	$365,213
Weighted-average shares of Class A common stock outstanding
Basic	68,501,018	65,766,439	63,125,497
Diluted	68,501,018	70,320,182	68,435,579
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$(0.36)	$2.29	$5.79
Diluted	$(0.36)	$2.14	$5.34

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(27,516)	$168,682	$422,978
Foreign currency translation adjustment, net of tax	659	(4,333)	(431)
Other comprehensive income (loss)	659	(4,333)	(431)
Comprehensive income (loss)	(26,857)	164,349	422,547
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,758)	17,973	57,693
Comprehensive income (loss) attributable to Moelis & Company	$(24,099)	$146,376	$364,854

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(27,516)	$168,682	$422,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	1,099	2,630	2,026
Depreciation and amortization	8,317	7,975	7,242
Equity-based compensation	158,189	128,938	167,938
Deferred tax provision	(4,292)	26,786	22,862
Other	(11,371)	9,197	(36,342)
Changes in assets and liabilities:
Accounts receivable	(4,014)	(20,320)	26,941
Accrued and other receivables	(3,900)	22,026	(14,721)
Prepaid expenses and other assets	5,317	(14,987)	(3,396)
Deferred compensation	(1,957)	(3,762)	505
Compensation payable	14,889	(255,291)	282,872
Accounts payable, accrued expenses and other liabilities	23,744	(45,043)	52,874
Deferred revenue	(3,125)	3,227	1,845
Dividends received	3,092	2,936	3,356
Net cash provided by (used in) operating activities	158,472	32,994	936,980
Cash flows from investing activities
Purchases of investments	(210,579)	(334,743)	(486,124)
Proceeds from sales of investments	275,848	332,517	456,302
Note payments received from (issued to) employees	—	(3,000)	70
Purchases of equipment and leasehold improvements	(16,695)	(5,957)	(16,426)
Proceeds from partial sale of equity method investment	—	—	29,164
Net cash provided by (used in) investing activities	48,574	(11,183)	(17,014)
Cash flows from financing activities
Payments for dividends and tax distributions	(182,156)	(174,651)	(479,963)
Payments for treasury stock purchases	(47,002)	(147,537)	(104,150)
Payments under tax receivable agreement	—	(6,613)	(18,628)
Other proceeds	(15)	1,900	200
Net cash provided by (used in) financing activities	(229,173)	(326,901)	(602,541)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,803	(8,385)	305
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20,324)	(313,475)	317,730
Cash, cash equivalents, and restricted cash, beginning of period	207,539	521,014	203,284
Cash, cash equivalents, and restricted cash, end of period	$187,215	$207,539	$521,014
Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Income taxes, net	$(3,625)	$76,422	$55,189
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$704	$7,478	$26,964
Dividends in kind	$21,857	$20,804	$63,374
Non-cash settlement of accounts receivable	$—	$10,802	$18,550
Settlement of partnership units not yet paid	$—	$—	$118
Forfeiture of fully-vested Group LP units or other equity units	$889	$—	$25

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	61,986,927	5,948,750	(3,959,083)	$620	$59	$(152,170)	$1,052,322	$(420,682)	$(201)	$(35,475)	$444,473
Net income (loss)	—	—	—	$—	$—	$—	$—	$365,213	$—	$57,765	$422,978
Equity-based compensation	3,714,605	—	—	36	—	—	142,507	—	—	25,395	167,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(359)	(72)	(431)
Dividends declared ($6.80 per share of Class A Common stock) and tax distributions	—	—	—	—	—	—	63,374	(479,813)	—	(63,524)	(479,963)
Treasury Stock Purchases	—	—	(1,914,097)	—	—	(104,150)	—	—	—	—	(104,150)
Class A Partnership Units or other equity converted into Class A Common Stock	2,817,247	(1,262,406)	—	29	(12)	—	22,005	—	—	4,942	26,964
Equity-based payments to non-employees	—	—	—	—	—	—	315	—	—	—	315
Other	—	—	—	—	—	—	(25)	—	—	200	175
Balance as of December 31, 2021	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	$—	$—	$—	$—	$150,345	$—	$18,337	$168,682
Equity-based compensation	3,488,662	—	—	33	—	—	103,040	—	—	25,865	128,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,969)	(364)	(4,333)
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	20,804	(175,753)	—	(19,702)	(174,651)
Treasury Stock Purchases	—	—	(3,203,597)	—	—	(147,537)	—	—	—	—	(147,537)
Class A Partnership Units or other equity converted into Class A Common Stock	1,055,740	(50,446)	—	12	(1)	—	8,291	—	—	(824)	7,478
Equity-based payments to non-employees	—	—	—	—	—	—	162	—	—	—	162
Other	—	—	—	—	—	—	—	—	—	1,900	1,900
Balance as of December 31, 2022	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	$—	$—	$—	$—	$(24,700)	$—	$(2,816)	$(27,516)
Equity-based compensation	3,556,291	—	—	35	—	—	138,852	—	—	19,302	158,189
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	601	58	659
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	21,857	(182,197)	—	(21,816)	(182,156)
Treasury Stock Purchases	—	—	(1,107,683)	—	—	(47,002)	—	—	—	—	(47,002)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(627)	—	—	1,329	704
Equity-based payments to non-employees	—	—	—	—	—	—	1,550	—	—	—	1,550
Other	—	—	—	—	—	—	(725)	—	—	(179)	(904)
Balance as of December 31, 2023	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462

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
•
the assessment of long-lived assets for impairment and measurement of impairment, if applicable;
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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2023 and 2022, is presented below.

	December 31,
	2023	2022
Cash	$49,054	$109,646
Cash equivalents	137,363	97,148
Restricted cash	798	745
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$187,215	$207,539

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of December 31, 2023 and 2022 were $4,422 and $9,462, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long term receivables generated interest income of $209, $607 and $743 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following tables summarize credit loss allowance activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,136	$593	$1,729	$2,621	$202	$2,823
Charge-offs, foreign currency translation and other adjustments	(285)	(1,280)	(1,565)	(3,656)	(68)	(3,724)
Recoveries	(2,460)	(56)	(2,516)	(3,855)	(103)	(3,958)
Provision for credit losses	2,830	785	3,615	6,026	562	6,588
Allowance for credit losses, ending balance	$1,221	$42	$1,263	$1,136	$593	$1,729

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

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. ROU assets are evaluated for impairment when an event or change in circumstances indicates the carrying value of the assets may not be recoverable. If this occurs, the Company recognizes an impairment charge for the difference between the carrying amount and the estimated fair value of the assets.

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

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to expenses as incurred. Assets that are in development and have not yet been placed in service are generally classified as “Construction in Progress” and are reclassified to the appropriate category when the associated assets are placed in service. Equipment and leasehold improvements are evaluated for impairment when an event or change in circumstances indicates the carrying value of the assets may not be recoverable. If this occurs, the Company recognizes an impairment charge for the difference between the carrying amount and the estimated fair value of the assets. Upon retirement or disposal of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated statements of financial condition and any gain or loss is reflected in the consolidated statements of operations.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant‑date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award's grant date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2023, 2022 and 2021, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, no such amounts were recorded.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting" ("ASU 2023-07"). ASU 2023-07 requires public companies to disclose significant expenses and other income for each of their segments. Furthermore, it requires public companies to disclose the title and position of the Chief Operating

Decision Maker ("CODM") and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. Upon initial evaluation, the Company does not expect the adoption of ASU 2023-07 to have a material impact to the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes" ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more qualitative and quantitative information in the reconciliation of federal statutory tax rates. Furthermore, it requires entities to disaggregate the total income taxes paid by federal, state, and foreign taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Upon initial evaluation, the Company does not expect the adoption of ASU 2023-09 to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2023	2022
Office equipment	$18,931	$16,157
Furniture and fixtures	16,143	14,386
Leasehold improvements	69,910	61,293
Construction in progress	1,714	1,438
Total	106,698	93,274
Less: Accumulated depreciation and amortization	(42,895)	(36,122)
Equipment and leasehold improvements, net	$63,803	$57,152

Depreciation and amortization expenses for fixed assets totaled $8,317, $7,975 and $7,242 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023 and December 31, 2022, there were $1,151 and $1,639 of costs capitalized, net of $1,720 and $1,232 of accumulated amortization, respectively, within prepaid expenses and other assets on our consolidated statements of financial position related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $488 for each of the years ended December 31, 2023, 2022 and 2021. The amortization expense was recorded within communication, technology and information services on the consolidated statements of operations.

During the year ended December 31, 2023, the Company recognized impairment charges of $558 on certain leasehold improvements. See Note 12 for further details.

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

The estimated fair value of sovereign debt securities, money market funds, certificates of deposit, common stock, and warrants are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments. Common stock and warrants held of publicly-traded companies are categorized as Level 1 in the fair value hierarchy.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of December 31, 2023, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$84,343	$—	$84,343	$—
Money market funds	46,818	—	46,818	—
Certificates of Deposit	6,202	—	6,202	—
Total financial assets included in cash and cash equivalents	137,363	—	137,363	—
Investments
Sovereign debt securities	162,899	—	162,899	—
Total financial assets included in investments	162,899	—	162,899	—
Total financial assets	$300,262	$—	$300,262	$—

During the year ended December 31, 2023, the Company liquidated its equity investments measured at fair value. Therefore, there were no unrealized gains or losses on equity securities held at the reporting date for the year ended December 31, 2023. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $2,774 were recognized for the year ended December 31, 2023. All gains and losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the consolidated statement of financial condition was $160,125 as of December 31, 2023.

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

For the year ended December 31, 2022, unrealized losses of $15,038 were recognized related to equity investments measured at fair value held at the reporting date. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $1,361 were recognized for the year ended December 31, 2022. All gains and losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the financial assets recorded at fair value included in investments on the consolidated statement of financial condition was $234,546 as of December 31, 2022.

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

Investments in the Atlas Crest Sponsors that do not have readily determinable fair values were measured at cost less impairment and were included in investments on the consolidated statements of financial condition. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s consolidated statements of financial condition. As of December 31, 2023, and 2022, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $47,458 and $47,164, respectively. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operation.

During the years ended December 31, 2023, 2022 and 2021, MA Financial declared dividends, of which the Company received $3,092, $2,936, and $3,356, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

From time to time, MA Financial may issue shares in connection with a transaction or employee compensation which reduces the Company's ownership interest in MA Financial and can result in dilution gains or losses. Such gains or losses are recorded in other income and expenses on the consolidated statements of operation.

6.
INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2023	2022	2021
U.S.	$(24,267)	$164,623	$468,725
Non-U.S.	(4,880)	51,697	67,588
Income (loss) before income taxes	$(29,147)	$216,320	$536,313

The current and deferred components of the income tax provision for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$1,425	$8,659	$63,979
State and Local	(183)	6,290	15,875
Foreign	1,419	5,901	10,619

Deferred income taxes:
Federal	$(2,471)	$20,308	$20,811
State and Local	(125)	4,788	4,295
Foreign	(1,696)	1,692	(2,244)
Total	$(1,631)	$47,638	$113,335

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2023	2022	2021
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to state and local taxes	1.3%	2.3%	3.6%
Rate benefit as a U.S. limited partnership/flow through	-1.8%	-1.8%	-2.3%
Excess tax benefit from equity compensation delivery	9.2%	-2.6%	-3.4%
Foreign taxes	3.3%	0.8%	1.3%
Non-deductible expenses	-20.2%	1.9%	2.2%
Regulatory settlements	-6.7%	0.0%	0.0%
Return to provision	-4.0%	1.1%	-0.3%
Other	3.4%	-0.8%	-1.0%
Effective income tax rate	5.5%	21.9%	21.1%

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

The Company recorded an increase in the net deferred tax asset of $7,589 for the year ended December 31, 2023. The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2023	2022
Net operating loss	$40,140	$8,679
Step-up in tax basis in Group LP assets	332,261	361,544
Deferred compensation	75,168	66,228
Lease liability	49,505	44,326
Other	7,869	9,467
Net deferred tax asset before valuation allowance	504,943	490,244
Valuation allowance on NOL and other	(14,870)	(11,563)
Deferred tax asset	$490,073	$478,681

Right-of-use asset	$(39,409)	$(34,972)
Other	(13,426)	(14,060)
Deferred tax liability	$(52,835)	$(49,032)

Net deferred tax asset	$437,238	$429,649

As of December 31, 2023, the Company had accumulated net operating loss carryforwards related to its operations of approximately $164,326 for which it has recorded a deferred tax asset of $40,140. Approximately $163,071 of the operating losses (or $39,814 of the deferred tax asset) has an indefinite life and $1,255 of the operating losses (or $326 of the deferred tax asset) will expire in 2031.

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

During the year ended December 31, 2023, Group LP was selected for examination by the Internal Revenue Service for the tax year ended December 31, 2020. The Company’s tax years for 2022, 2021 and

2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2023, 2022 and 2021.

7.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2023, 2022 and 2021 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2023		2022		2021
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$(24,700)		$150,345		$365,213
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$(24,700)		$150,345		$365,213
Denominator:
Weighted average shares of Class A common stock outstanding—basic		68,501,018		65,766,439		63,125,497
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)(c)	—	(b)	4,553,743	(b)	5,310,082
Weighted average shares of Class A common stock outstanding—diluted		68,501,018		70,320,182		68,435,579
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$(0.36)		$2.29		$5.79
Diluted		$(0.36)		$2.14		$5.34

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 74,739,488 shares for the year ended December 31, 2023, 76,361,466 shares for the year ended December 31, 2022 and 76,040,864 shares for the year ended December 31, 2021. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the years ended December 31, 2023, 2022 and 2021, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
(b)
Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the years ended December 31, 2023, 2022 and 2021, there were 3,771 RSUs, 17,686 RSUs, and 289 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

(c)
The Company incurred a loss for the year ended December 31, 2023, and as a result the assumed issuance of any Class A common stock pursuant to the treasury stock method is antidilutive. There were 4,292,742 shares pursuant to the treasury stock method related to unvested RSUs that were excluded from diluted share count for the year ended December 31, 2023. If such shares were included, diluted Class A common stock outstanding would be 72,793,760 shares for the year ended December 31, 2023.
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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the years ended December 31, 2023, 2022 and 2021, the Company recognized expenses of $158,189, $128,938 and $167,938, respectively.

The following table summarizes activity related to RSUs for the years ended December 31, 2023, 2022 and 2021.

	Restricted Stock Units
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	8,099,629	$47.49	8,068,120	$46.36	8,742,695	$41.45
Granted	4,072,746	44.42	3,430,910	48.97	3,875,588	54.84
Forfeited	(421,469)	45.41	(306,906)	48.78	(432,846)	47.31
Vested	(3,900,332)	45.65	(3,092,495)	46.10	(4,117,317)	42.56
Unvested Balance at December 31,	7,850,574	$46.82	8,099,629	$47.49	8,068,120	$46.36

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. During the years ended December 31, 2023, 2022 and 2021, the Company granted 482,941, 809,899 and 395,834 Partnership Units, respectively, with grant-date fair values of $20,037, $38,413 and $21,672, respectively.

Certain Partnership Units vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. For the year ended December 31, 2023, the Company granted 100,722 target Performance Units (with a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with a grant-date fair value of $4,594.

As of December 31, 2023, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $141,477, which is expected to be recognized over a weighted‑average period of 1.5 years.

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

As of December 31, 2023, there were 76,859,499 shares of Class A common stock issued, 10,184,460 shares of treasury stock, and 66,675,039 shares outstanding. As of December 31, 2022, there were 73,063,181 shares of Class A common stock issued, 9,076,777 shares of treasury stock, and 63,986,404 shares outstanding.

The changes in Class A common stock since the IPO are due primarily to the follow-on offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units issued in connection with the Company’s annual compensation process and ongoing hiring process.

Class B Common Stock

In conjunction with Moelis & Company’s IPO of its Class A common stock, the Company issued 36,158,698 shares of Class B common stock. Moelis & Company Partner Holdings LP (“Partner Holdings”) holds all shares of Class B common stock, enabling it initially to exercise majority voting control over the Company. In connection with the Company’s offerings of Class A common stock described above, 24,919,744 shares of Class B common stock were purchased from Partner Holdings at a cost of $550. The economic rights of Class B common stock are based on the ratio of the Class B subscription price to the initial public offering price of shares of Class A common stock (.00055 to 1). Shares of Class B common stock are generally not transferable and, if transferred other than in the limited circumstances set forth in Moelis & Company’s Amended and Restated Certificate of Incorporation, such shares shall automatically convert into a number of shares of Class A common stock, or dollar equivalent. Each share of Class B common stock may also be converted to a number of Class A shares at the option of the holder. Holders of shares of Class B common stock are entitled to receive dividends of the same type as any dividends payable on outstanding shares of Class A common stock at a ratio of .00055 to 1.

As of December 31, 2023, and 2022, 4,489,778 and 4,635,898 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2023 and 2022, the Company repurchased 1,107,683 and 3,203,597 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $47,002 and $147,537, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2023 and 2022.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of December 31, 2023.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2023 and 2022, partners held 6,286,001 and 5,888,027 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 66,675,039 shares of Class A common stock outstanding as of December 31, 2023 (63,986,404 as of December 31, 2022), represents the controlling interest.

10.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager, the lessor, and Mr. Moelis that was entered into on July 12, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third-party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement that became effective in tandem with the dry lease. In 2023, the dry lease and cost sharing agreements with Mr. Moelis were extended for one year and are scheduled to terminate on December 31, 2024.

During the years ended December 31, 2023, 2022 and 2021, the Company incurred $1,078, $1,295, and $1,295, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes—As of December 31, 2023, there were $3,119 of unsecured promissory notes from employees held by the Company (December 31, 2022: $3,119). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes bear a fixed interest rate of 4.00%. During the years ended December 31, 2023, 2022 and 2021, the Company received $0, $0 and $70, respectively, of principal repayments and recognized interest income of $125, $17 and $11, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recognized $100 of compensation and benefits expense each year related to tranches of a promissory note that will not be repaid.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $225, $221 and $220 for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2023 and 2022, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—As needed, the Company provided office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services were provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. These types of arrangements generally persisted with each Atlas Crest Entity until such Atlas Crest Entity consummated a business combination or was liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. Therefore, no additional service fees are expected. For the years ended December 31, 2023, 2022 and 2021, this fee totaled $0, $110 and $200, respectively.

Revenues—From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0, $8,857 and $30,346 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. The Company earned revenues of $4,212 for the year ended December 31, 2022 related to this transaction.

11.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of December 31, 2023, U.S. Broker Dealer had net capital of $25,223, which was $24,973 in excess of its required net capital. As of December 31, 2022, U.S. Broker Dealer had net capital of $91,960 which was $91,710 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

12.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit— The Company maintains a $65,000 revolving credit facility which has a maturity date of June 28, 2024. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2025. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of December 31, 2023 and 2022, the Company had no borrowings under the credit facility.

As of December 31, 2023, the Company’s available credit under this facility was $64,420 as a result of the issuance of an aggregate amount of $580 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2024 and a maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September, and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of December 31, 2023.

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

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Supplemental Income Statement Information:
Operating lease cost	$24,714	$22,215	$24,550

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(22,211)	$(9,800)	$(16,278)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$38,113	$4,806	$4,731

Other Information:
Weighted-average remaining lease term - operating leases (in years)	11.96	12.70	13.28
Weighted-average discount rate - operating leases	3.99%	3.51%	3.52%

During the years ended December 31, 2023, 2022 and 2021, the Company received $2,110, $14,495 and $4,163 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

In October 2023, the Company vacated a leased space in San Francisco with the intent to sublease the space for the remainder of the lease term. The Company determined that the carrying value of assets associated with this space may not be recoverable, and recorded an impairment of $1,149 associated with right-of-use assets within occupancy expense, and $558 associated with leasehold improvements within other income and expenses on the Company's consolidated statement of operations, respectively. The Company will continue to review these assets for impairment through the remaining lease term.

As of December 31, 2023, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
2024	$(852)	$24,318
2025	(426)	23,298
2026	—	21,816
2027	—	20,976
2028	—	20,743
Thereafter	—	163,614
Total Payments	$(1,278)	$274,765

Less: Tenant improvement allowances		(840)
Less: Present value adjustment		(58,241)
Total		$215,684

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

Legal—In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company often cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. For matters where the Company can reasonably estimate the amount of a probable loss, or range of loss, the Company will accrue a loss for such matters in accordance with U.S. GAAP for the aggregate of the estimated amount or the minimum amount of the range, if no amount within the range is a better estimate. The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

We have reached an agreement on an Offer of Settlement ("The Settlement") with the Securities and Exchange Commission ("SEC") to resolve an administrative cease-and-desist proceeding regarding our practices relating to recordkeeping of business communications on messaging applications. The Settlement includes a civil penalty of $10,000, amongst other requirements. As a result, the Company recognized an expense of $10,000 for the year ended December 31, 2023, in other income and expenses in the consolidated statements of operations.

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company. The complaint seeks a declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law.

13.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2023, 2022 and 2021, in the amounts of $3,670, $3,619 and $3,989, respectively.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Revenues:
United States	$675,735	$773,869	$1,312,792
Europe	111,786	131,016	157,158
Rest of World	67,227	80,412	70,661
Total	$854,748	$985,297	$1,540,611

	December 31,	December 31,
	2023	2022
Assets:
United States	$985,592	$994,339
Europe	74,832	92,340
Rest of World	119,335	130,190
Total	$1,179,759	$1,216,869

As of December 31, 2023, and December 31, 2022, the Company had deferred revenues of $4,649 and $7,708, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the years ended December 31, 2023 and 2022, $7,598 and $4,533 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on March 28, 2024, to Class A common stockholders of record on February 20, 2024.

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II—Valuation and Qualifying Accounts

For the Year Ended December 31, 2023

(dollars in thousands)

	Allowance for Credit
	Losses(1)
	2023	2022	2021
Balance at beginning of period	$1,729	$2,823	$3,775
Additions:
Bad debt expense	1,099	2,630	2,026
Deductions:
Charge-offs, foreign currency translation and other adjustments	(1,565)	(3,724)	(2,978)
Balance at end of period	$1,263	$1,729	$2,823
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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B. Other Information

Master Services Agreement

In April 2014, we entered into a Master Services Agreement with Moelis Asset Management LP, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Moelis Asset Management LP’s subsidiaries, which has been renewed annually through 2023. On February 22, 2024, we entered into a renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.23.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2023 annual meeting of stockholders (“2024 Proxy Statement”), expected to be held in June 2024, and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 regarding securities issued under our Moelis & Company 2014 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Equity Compensation	Securities Reflected
	Plan Category		Awards	In First Column)(2)
Equity compensation plans approved by shareholders	2014 Omnibus Incentive Plan	(1)	11,822,548	6,205,941
Equity compensation plans not approved by shareholders	None		—	—
Total			11,822,548	6,205,941

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

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

10.4**	Statement of Terms and Conditions of the 2023 Incentive Restricted Stock Unit Award for Managing Directors

10.5**	Statement of Terms and Conditions of the 2023 Annual Restricted Stock Unit Award for Non‑Employee Directors

10.6**	Statement of Terms and Conditions of the 2023 Elective Restricted Stock Unit Award for Non‑Employee Directors

10.7**	Moelis & Company Group LP Performance-Based Vesting Agreement

10.8

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

10.10

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.11	First Amendment to the Tax Receivable Agreement, dated December 18, 2023, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein)

10.12

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.13

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15**

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.16**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.17

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.18

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.19

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.20

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.21

Master Services Agreement, dated February 23, 2022 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2022)

10.22

Master Services Agreement dated February 23, 2023 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2023)

10.23	Master Services Agreement dated February 22, 2024 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

10.24	Moelis & Company Clawback Policy

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

______________________________

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February, 2024.

Moelis & Company

By:	/s/ Kenneth Moelis
	Name:	Kenneth Moelis
	Title:	Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Moelis, Katherine Pilcher Ciafone, Joseph Simon and Osamu Watanabe, and each of them, his true and lawful attorneys‑in‑fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post‑effective amendments) to this Annual Report on Form 10‑K and all amendments thereto the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto each said attorney‑in‑fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 22, 2024
Chris Callesano

/s/ ERIC CANTOR	Vice Chairman and Director	February 22, 2024
Eric Cantor

/s/ JOHN A. ALLISON	Director	February 22, 2024
John A. Allison

/s/ KENNETH L. SHROPSHIRE	Director	February 22, 2024
Kenneth L. Shropshire

/s/ LAILA WORRELL	Director	February 22, 2024
Laila Worrell