Form 10-Q
period 2024-03-31
Moelis & Co
filed 2024-04-25
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 10, 2024, there were 70,354,653 shares of Class A common stock, par value $0.01 per share, and 4,432,288 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$102,643	$186,417
Restricted cash	610	798
Receivables:
Accounts receivable, net of allowance for credit losses of $1,955 and $1,263 as of March 31, 2024 and December 31, 2023, respectively	49,970	51,219
Accrued and other receivables	35,241	12,416
Total receivables	85,211	63,635
Deferred compensation	42,271	17,133
Investments	67,676	210,357
Right-of-use assets	167,993	171,998
Equipment and leasehold improvements, net	66,793	63,803
Deferred tax assets	451,001	437,238
Prepaid expenses and other assets	28,274	28,380
Total assets	$1,012,472	$1,179,759
Liabilities and Equity
Compensation payable	$48,621	$259,771
Accounts payable, accrued expenses and other liabilities	43,398	32,626
Amount due pursuant to tax receivable agreement	310,119	304,567
Deferred revenue	5,729	4,649
Lease liabilities	211,844	215,684
Total liabilities	619,711	817,297
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 80,697,991 issued and 70,354,653 outstanding at March 31, 2024; 1,000,000,000 authorized, 76,859,499 issued and 66,675,039 outstanding at December 31, 2023)	807	768
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,432,288 issued and outstanding at March 31, 2024; 1,000,000,000 authorized, 4,489,778 issued and outstanding at December 31, 2023)	44	45
Treasury stock, at cost; 10,343,338 and 10,184,460 shares at March 31, 2024 and December 31, 2023, respectively	(459,253)	(450,859)
Additional paid-in-capital	1,626,614	1,573,702
Retained earnings (accumulated deficit)	(799,087)	(767,587)
Accumulated other comprehensive income (loss)	(4,647)	(3,928)
Total Moelis & Company equity	364,478	352,141
Noncontrolling interests	28,283	10,321
Total equity	392,761	362,462
Total liabilities and equity	$1,012,472	$1,179,759

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$217,485	$187,820
Expenses
Compensation and benefits	164,475	148,239
Occupancy	7,089	5,834
Professional fees	6,165	4,946
Communication, technology and information services	12,244	10,834
Travel and related expenses	11,963	10,968
Depreciation and amortization	2,375	2,073
Other expenses	7,372	6,317
Total expenses	211,683	189,211
Operating income (loss)	5,802	(1,391)
Other income and (expenses)	4,229	1,746
Income (loss) before income taxes	10,031	355
Provision (benefit) for income taxes	(7,454)	(3,208)
Net income (loss)	17,485	3,563
Net income (loss) attributable to noncontrolling interests	919	(103)
Net income (loss) attributable to Moelis & Company	$16,566	$3,666
Weighted-average shares of Class A common stock outstanding
Basic	70,228,589	67,008,526
Diluted	75,102,099	71,462,547
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.24	$0.05
Diluted	$0.22	$0.05

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$17,485	$3,563
Foreign currency translation adjustment, net of tax	(779)	284
Other comprehensive income (loss)	(779)	284
Comprehensive income (loss)	16,706	3,847
Less: Comprehensive income (loss) attributable to noncontrolling interests	859	(75)
Comprehensive income (loss) attributable to Moelis & Company	$15,847	$3,922

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$17,485	$3,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	965	(30)
Depreciation and amortization	2,375	2,073
Equity-based compensation	59,978	59,638
Deferred tax provision (benefit)	(7,454)	(3,170)
Other	(171)	86
Changes in assets and liabilities:
Accounts receivable	195	16,328
Accrued and other receivables	(16,525)	(8,807)
Prepaid expenses and other assets	71	(3,870)
Deferred compensation	(25,152)	(19,001)
Compensation payable	(211,139)	(214,005)
Accounts payable, accrued expenses and other liabilities	11,137	16,507
Deferred revenue	1,082	(3,644)
Dividends received	2,155	2,189
Net cash provided by (used in) operating activities	(164,998)	(152,143)
Cash flows from investing activities
Purchases of investments	(22,599)	—
Proceeds from sales of investments	163,684	171,321
Notes issued to employees	(6,330)	—
Purchases of equipment and leasehold improvements	(5,366)	(1,104)
Net cash provided by (used in) investing activities	129,389	170,217
Cash flows from financing activities
Payments for dividends and tax distributions	(39,263)	(46,031)
Payments for treasury stock purchases	(8,394)	(44,526)
Net cash provided by (used in) financing activities	(47,657)	(90,557)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(696)	329
Net increase (decrease) in cash, cash equivalents, and restricted cash	(83,962)	(72,154)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$103,253	$135,385
Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Income taxes, net	$595	$2,352
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,047	$226
Dividends in kind	$6,007	$5,711
Non-cash settlement of accounts receivable	$261	$—
Forfeiture of fully-vested Group LP units or other equity units	$82	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2024 and 2023, is presented below.

	March 31,
	2024	2023
Cash	$33,989	$49,199
Cash equivalents	68,654	85,423
Restricted cash	610	763
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$103,253	$135,385

Additionally, as of December 31, 2023, the Company held cash of $49,054 and cash equivalents of $137,363.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at March 31, 2024 and December 31, 2023 were $3,529 and $4,422, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $32 and $70 for the three months ended March 31, 2024 and 2023, respectively.

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

The following tables summarize credit loss allowance activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,221	$42	$1,263	$1,136	$593	$1,729
Charge-offs, foreign currency translation and other adjustments	(273)	—	(273)	(74)	—	(74)
Recoveries	(564)	(8)	(572)	(729)	(11)	(740)
Provision for credit losses	1,536	1	1,537	710	—	710
Allowance for credit losses, ending balance	$1,920	$35	$1,955	$1,043	$582	$1,625

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2024 and 2023, no such amounts were recorded.

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
RECENT ACCOUNTING PRONOUNCEMENTS.

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

In March 2024, the FASB issued ASU No. 2024-01, "Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"). ASU 2024-01 clarifies appropriate accounting for awards issued with the intent to align compensation with operating performance by providing specific examples for issuers to follow. Beyond these clarifying examples, no changes to the codification were made. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within the fiscal years beginning after December 15, 2024. The Company has evaluated ASU 2024-01 and does not expect its adoption to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2024	2023
Office equipment	$17,535	$18,931
Furniture and fixtures	16,371	16,143
Leasehold improvements	72,687	69,910
Construction in progress	3,722	1,714
Total	110,315	106,698
Less: Accumulated depreciation and amortization	(43,522)	(42,895)
Equipment and leasehold improvements, net	$66,793	$63,803

Depreciation and amortization expenses for fixed assets totaled $2,375 and $2,073 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, there were $1,093 and $1,151 of costs capitalized, net of $1,778 and $1,720 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $58 and $122 for each of the three months ended March 31, 2024 and 2023, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

The estimated fair value of sovereign debt securities, money market funds and certificates of deposit are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of March 31, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Money market funds	$58,026	$—	$58,026	$—
Certificates of Deposit	10,628	—	10,628	—
Total financial assets included in cash and cash equivalents	68,654	—	68,654	—
Investments
Sovereign debt securities	22,290	—	22,290	—
Total financial assets included in investments	22,290	—	22,290	—
Total financial assets	$90,944	$—	$90,944	$—

During the year ended December 31, 2023, the Company liquidated its equity investments measured at fair value, and the Company held no such investments as of March 31, 2024. Therefore, there were no unrealized gains or losses on equity securities held at the reporting date for the three months ended March 31, 2024. Unrealized losses of $2,015 were recognized on equity investments measured at fair value and held at the reporting date for the three months ended March 31, 2023. For sovereign debt securities measured at fair value and held at the reporting date, unrealized losses of $48 and unrealized gains of

$373 were recognized for the three months ended March 31, 2024 and 2023, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $22,338 as of March 31, 2024.

The fair value of the Company's financial assets as of December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$84,343	$—	$84,343	$—
Money market funds	46,818	—	46,818	—
Certificates of Deposit	6,202		6,202
Total financial assets included in cash and cash equivalents	137,363	—	137,363	—
Investments
Sovereign debt securities	162,899	—	162,899	—
Total financial assets included in investments	162,899	—	162,899	—
Total financial assets	$300,262	$—	$300,262	$—

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $160,125 as of December 31, 2023.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $45,386 and $47,458, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the three months ended March 31, 2024 and 2023, MA Financial declared dividends, of which the Company received $2,155 and $2,189, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2024 and 2023 are presented below.

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2024		2023
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$16,566		$3,666
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$16,566		$3,666
Denominator:
Weighted average shares of Class A common stock outstanding—basic		70,228,589		67,008,526
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,873,510	(b)	4,454,021
Weighted average shares of Class A common stock outstanding—diluted		75,102,099		71,462,547
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.24		$0.05
Diluted		$0.22		$0.05

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 81,429,194 shares and 77,557,598 shares for the three months ended March 31, 2024 and 2023, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2024 and 2023, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended March 31, 2024 and 2023, there were 163,642 RSUs and 1,332,032 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2024 and 2023, the Company recognized expenses of $59,978 and $59,638, respectively.

The following table summarizes activity related to RSUs for the three months ended March 31, 2024 and 2023.

	Restricted Stock Units
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,850,574	$46.82	8,099,629	$47.49
Granted	3,503,469	54.84	3,363,896	44.41
Forfeited	(13,693)	49.86	(43,319)	47.69
Vested	(2,903,954)	46.51	(3,247,897)	45.67
Unvested Balance at March 31,	8,436,396	$50.43	8,172,309	$46.78

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the three months ended March 31, 2024 and 2023, the Company granted 415,753 and 482,941 Partnership Units with grant-date fair values of $20,914 and $20,037, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the three months ended March 31, 2024, the Company granted 91,498 target Performance Units with a grant-date fair value of $5,133. In the three months ended March 31, 2023, the Company granted 100,722 target Performance Units with a grant-date fair value of $4,594. Performance Units have a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met.

As of March 31, 2024, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $286,737, which is expected to be recognized over a weighted-average period of 2.2 years.

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

As of March 31, 2024, there were 80,697,991 shares of Class A common stock issued, 10,343,338 shares of treasury stock, and 70,354,653 shares outstanding. As of December 31, 2023, there were 76,859,499 shares of Class A common stock issued, 10,184,460 shares of treasury stock, and 66,675,039 shares outstanding.

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

As of March 31, 2024, and December 31, 2023, 4,432,288 and 4,489,778 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2024 and 2023, the Company repurchased 158,878 and 1,057,278 shares, respectively, pursuant to the Company’s share repurchase program and shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $8,394 and $44,526, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2024 and 2023.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of March 31, 2024.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2024 and December 31, 2023, partners held 6,299,977 and 6,286,001 Group LP partnership units, respectively, representing a 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 70,354,653 shares of Class A common stock outstanding as of March 31, 2024 (66,675,039 as of December 31, 2023), represents the controlling interest.

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

During the three months ended March 31, 2024 and 2023, the Company incurred $0 and $323, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes — As of March 31, 2024, there were $9,448 of unsecured promissory notes from employees held by the Company (December 31, 2023: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended March 31, 2024 and 2023, the Company received no principal repayments and recognized interest income of $73 and $31, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $56 and $55 for the three months ended March 31, 2024 and 2023, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2024 and December 31, 2023, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of March 31, 2024, U.S. Broker Dealer had net capital of $30,319, which was $30,069 in excess of its required net capital. As of December 31, 2023, U.S. Broker Dealer had net capital of $25,223 which was $24,973 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company maintains a $65,000 revolving credit facility which has a maturity date of June 28, 2024. Unless the lender issues a notice of termination at least 60 days prior to such maturity date, this facility will automatically extend to June 30, 2025. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.1% or (ii) Prime minus 1.50%. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the credit facility.

As of March 31, 2024, the Company’s available credit under this facility was $64,422 as a result of the issuance of an aggregate amount of $578 of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balance of issued letters of credit.

U.S. Broker Dealer maintains a $30,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2024 and a maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $30,000 as of March 31, 2024.

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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Supplemental Income Statement Information:
Operating lease cost	$6,184	$5,580

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(5,924)	$(6,082)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$218	$1,049

Other Information:
Weighted-average remaining lease term - operating leases (in years)	11.80	12.51
Weighted-average discount rate - operating leases	3.99%	3.52%

During the three months ended March 31, 2024 and 2023, the Company received $24 and $0 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of March 31, 2024, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2024	$(633)	$18,361
2025	(422)	23,388
2026	—	21,835
2027	—	20,964
2028	—	20,737
Thereafter	—	163,590
Total Payments	$(1,055)	$268,875

Less: Tenant improvement allowances		(948)
Less: Present value adjustment		(56,083)
Total		$211,844

Contractual Arrangements — In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide indemnification for specified losses, including certain indemnification of certain officers, directors and employees.

Legal — In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations, investigations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting, recordkeeping and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company often cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. For matters where the Company can reasonably estimate the amount of a probable loss, or range of loss, the Company will accrue a loss for such matters in accordance with the U.S. GAAP for the aggregate of the estimated amount or the minimum amount of the range, if no amount within the range is a better estimate. The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. A final order has not yet been entered in the lawsuit and the time for taking an appeal has not yet run.

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2024 and 2023, in the amounts of $1,040 and $786, respectively.

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

The Company’s provisions for income taxes were benefits of $7,454 and $3,208 for the three months ended March 31, 2024 and 2023, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2024 and 2023 were $10,636 and $3,345, respectively.

There was an exchange of Class A partnership units for Class A common stock in February 2024 that resulted in an increase to our deferred tax asset related to a step-up in the tax basis in Group LP assets. Approximately $6,271 of the increase to this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $5,330) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Three Months Ended March 31,
	2024	2023
Revenues:
United States	$155,718	$158,050
Europe	32,275	16,619
Rest of World	29,492	13,151
Total	$217,485	$187,820

	March 31,	December 31,
	2024	2023
Assets:
United States	$839,580	$985,592
Europe	55,635	74,832
Rest of World	117,257	119,335
Total	$1,012,472	$1,179,759

As of March 31, 2024, and December 31, 2023, the Company had deferred revenues of $5,729 and $4,649, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2024 and 2023, $1,919 and $4,397 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on June 20, 2024, to Class A common stockholders of record on May 6, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we served our clients globally with 843 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2024 and 2023, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of April 10, 2024 and April 10, 2023, respectively.

For the first three months of 2024, we earned GAAP revenues of $217.5 million compared with $187.8 million earned during the same period in 2023. This represents an increase of 16% compared to a 20% decline in the number of global completed M&A transactions greater than $100 million in the same period.

Despite low M&A activity levels, we continue to see strong client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the record levels of capital accumulated by financial sponsors combined with unsold portfolio companies and a dearth of exits over the last two years should provide for increased financial sponsor-related M&A over time. Our out-of-court liability management and in-court restructuring mandates have increased as a result of higher borrowing costs and more limited access to refinancing opportunities which have led to modestly rising default rates. We expect companies to turn to Moelis for capital structure advice as they continue to address significant debt maturity walls over the next several years. While the amount of new debt and equity issuance has been subdued over the last two years, our capital markets business continues to provide advice to companies across all sectors on their capital raising and liquidity needs. Improving macroeconomic conditions and investor sentiment could lead to better capital raising and financing conditions moving forward.

We believe that high interest rates, inflation, military conflicts abroad and increasing regulatory burdens may continue to add uncertainty to the business environment, despite U.S. stock markets closing at record highs in the first quarter of 2024. However, our Firm remains well positioned due to our focused client coverage and balanced business model. Our team of investment banking professionals continues to be very active, providing advice to a large number of clients around the globe.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
($ in thousands)	2024	2023	Variance
Revenues	$217,485	$187,820	16%
Expenses:
Compensation and benefits	164,475	148,239	11%
Non-compensation expenses	47,208	40,972	15%
Total operating expenses	211,683	189,211	12%
Operating income (loss)	5,802	(1,391)	N/M
Other income and (expenses)	4,229	1,746	142%
Income (loss) before income taxes	10,031	355	N/M
Provision (benefit) for income taxes	(7,454)	(3,208)	132%
Net income (loss)	$17,485	$3,563	391%
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

Three Months Ended March 31, 2024 versus 2023

Revenues were $217.5 million for the three months ended March 31, 2024 as compared with $187.8 million for the same period in 2023, representing an increase of 16%. The increase in revenues was primarily driven by greater transaction completions as compared to the prior year period.

For the three months ended March 31, 2024 and 2023, we earned revenues from 154 clients and 127 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 57 clients and 40 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2024	2023	Variance
Expenses:
Compensation and benefits	$164,475	$148,239	11%
% of revenues	76%	79%
Non-compensation expenses	$47,208	$40,972	15%
% of revenues	22%	22%
Total operating expenses	$211,683	$189,211	12%
% of revenues	97%	101%

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

Three Months Ended March 31, 2024 versus 2023

Operating expenses were $211.7 million for the three months ended March 31, 2024 and represented 97% of revenues, compared with $189.2 million for the same period in 2023 which represented 101% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense and non-compensation expenses associated with significant new hires.

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

Three Months Ended March 31, 2024 versus 2023

For the three months ended March 31, 2024, compensation related expenses of $164.5 million represented 76% of revenues, compared with $148.2 million which represented 79% of revenues in the prior year period. The increase in compensation expenses was primarily due to greater headcount as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues, partially offset by greater headcount.

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

Three Months Ended March 31, 2024 versus 2023

For the three months ended March 31, 2024, non‑compensation expenses of $47.2 million represented 22% of revenues, compared with $41.0 million which represented 22% of revenues in the prior year period. The increase in non-compensation expenses is broad based and is primarily due to increased headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2024 versus 2023

For the three months ended March 31, 2024, other income and expenses was income of $4.2 million, primarily related to income of $3.3 million on cash equivalent investments and sovereign debt securities and $1.1 million from the enforcement of non-compete provisions. For the prior year period, other income and expenses was income of $1.7 million, primarily related to $1.6 million in income earned on cash equivalents and investments and income of $1.5 million from the Company's share of earnings in MA Financial, partially offset by unrealized losses of $2.1 million from the mark-to-market impact on equity instruments measured at fair value.

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

Three Months Ended March 31, 2024 versus 2023

The Company’s provision for income taxes was a benefit of $7.5 million against a pre-tax income of $10.0 million and a benefit of $3.2 million against pre-tax income of $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2024 and December 31, 2023, the Company had cash equivalents of $68.7 million and $137.4 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities and money market funds. Additionally, as of March 31, 2024 and December 31, 2023, the Company had cash of $34.0 million and $49.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2024 and December 31, 2023, the Company held $22.3 million and $162.9 million of sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2024 and December 31, 2023 accounts receivable were $50.0 million and $51.2 million, respectively, net of allowances of $2.0 million and $1.3 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain a $65.0 million revolving credit facility. In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $30.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary.

Unless the lender of the $65.0 million facility issues a notice of termination at least 60 days prior to the maturity date of June 28, 2024, this facility will automatically extend to June 30, 2025. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.1% or (ii) Prime minus 1.50%. As of March 31, 2024, the Company had no borrowings under the credit facility.

As of March 31, 2024, the Company’s available credit under this facility was $64.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements. The Company incurs a 1% per annum fee on the outstanding balances of issued letters of credit.

Under the $30.0 million facility, U.S. Broker Dealer may borrow capital until May 24, 2024, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2025. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $30.0 million as of March 31, 2024.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on June 20, 2024 to Class A common stockholders of record on May 6, 2024. During the three months ended March 31, 2024 the Company paid aggregate dividends of $0.60 per share.

During the three months ended March 31, 2024 and 2023, the Company repurchased 158,878 and 1,057,278 shares, respectively. The Company's share repurchases primarily consist of shares repurchased from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and share buybacks pursuant to the Company’s share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of March 31, 2024.

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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$17,485	$3,563
Non-cash charges	55,693	58,597
Other operating activities	(238,176)	(214,303)
Total operating activities	(164,998)	(152,143)
Investing Activities	129,389	170,217
Financing Activities	(47,657)	(90,557)
Effect of exchange rate changes	(696)	329
Net increase (decrease) in cash	(83,962)	(72,154)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$103,253	$135,385

Three Months Ended March 31, 2024

Cash, cash equivalents and restricted cash were $103.3 million at March 31, 2024, a decrease of $83.9 million from $187.2 million at December 31, 2023. Operating activities resulted in a net outflow of $165.0 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $129.4 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $47.7 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of March 31, 2024, the Company has a total payable of $310.1 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $21.7 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. There were no payments made pursuant to the tax receivable agreement during the first three months of 2024.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $0.8 million and gains of $0.3 million for the three months ended March 31, 2024 and 2023, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2024 and 2023, no such amounts were recorded.

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. A final order has not yet been entered in the lawsuit and the time for taking an appeal has not yet run.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the first quarter of 2024

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
January 1 - January 31	—	$—	—	$62.5 million
February 1 - February 29	148,501	52.74	—	62.5 million
March 1 - March 31	10,377	54.06	—	62.5 million
Total	158,878	$52.83	—	$62.5 million
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of April, 2024.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer