Form 10-Q
period 2024-06-30
Moelis & Co
filed 2024-07-25
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 10, 2024, there were 70,362,748 shares of Class A common stock, par value $0.01 per share, and 4,432,288 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$150,434	$186,417
Restricted cash	809	798
Receivables:
Accounts receivable, net of allowance for credit losses of $2,286 and $1,263 as of June 30, 2024 and December 31, 2023, respectively	51,590	51,219
Accrued and other receivables	22,939	12,416
Total receivables	74,529	63,635
Deferred compensation	33,111	17,133
Investments	87,153	210,357
Right-of-use assets	165,158	171,998
Equipment and leasehold improvements, net	66,696	63,803
Deferred tax assets	444,034	437,238
Prepaid expenses and other assets	28,905	28,380
Total assets	$1,050,829	$1,179,759
Liabilities and Equity
Compensation payable	$139,941	$259,771
Accounts payable, accrued expenses and other liabilities	25,136	32,626
Amount due pursuant to tax receivable agreement	288,410	304,567
Deferred revenue	3,671	4,649
Lease liabilities	209,220	215,684
Total liabilities	666,378	817,297
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 80,712,812 issued and 70,362,748 outstanding at June 30, 2024; 1,000,000,000 authorized, 76,859,499 issued and 66,675,039 outstanding at December 31, 2023)	807	768
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,432,288 issued and outstanding at June 30, 2024; 1,000,000,000 authorized, 4,489,778 issued and outstanding at December 31, 2023)	44	45
Treasury stock, at cost; 10,350,064 and 10,184,460 shares at June 30, 2024 and December 31, 2023, respectively	(459,585)	(450,859)
Additional paid-in-capital	1,651,502	1,573,702
Retained earnings (accumulated deficit)	(831,053)	(767,587)
Accumulated other comprehensive income (loss)	(4,171)	(3,928)
Total Moelis & Company equity	357,544	352,141
Noncontrolling interests	26,907	10,321
Total equity	384,451	362,462
Total liabilities and equity	$1,050,829	$1,179,759

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$264,586	$179,871	$482,071	$367,691
Expenses
Compensation and benefits	197,873	145,794	362,348	294,033
Occupancy	7,073	6,872	14,162	12,706
Professional fees	5,961	6,907	12,126	11,853
Communication, technology and information services	11,990	11,215	24,234	22,049
Travel and related expenses	8,511	9,213	20,474	20,181
Depreciation and amortization	2,434	1,936	4,809	4,009
Other expenses	10,676	7,520	18,048	13,837
Total expenses	244,518	189,457	456,201	378,668
Operating income (loss)	20,068	(9,586)	25,870	(10,977)
Other income and (expenses)	1,708	(5,629)	5,937	(3,883)
Income (loss) before income taxes	21,776	(15,215)	31,807	(14,860)
Provision (benefit) for income taxes	6,855	(1,969)	(599)	(5,177)
Net income (loss)	14,921	(13,246)	32,406	(9,683)
Net income (loss) attributable to noncontrolling interests	1,760	(1,272)	2,679	(1,375)
Net income (loss) attributable to Moelis & Company	$13,161	$(11,974)	$29,727	$(8,308)
Weighted-average shares of Class A common stock outstanding
Basic	72,148,948	68,504,772	71,239,595	67,852,077
Diluted	75,788,525	68,504,772	75,593,865	67,852,077
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.18	$(0.17)	$0.42	$(0.12)
Diluted	$0.17	$(0.17)	$0.39	$(0.12)

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$14,921	$(13,246)	$32,406	$(9,683)
Foreign currency translation adjustment, net of tax	504	305	(275)	589
Other comprehensive income (loss)	504	305	(275)	589
Comprehensive income (loss)	15,425	(12,941)	32,131	(9,094)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,788	(1,252)	2,647	(1,327)
Comprehensive income (loss) attributable to Moelis & Company	$13,637	$(11,689)	$29,484	$(7,767)

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$32,406	$(9,683)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	1,667	42
Depreciation and amortization	4,809	4,009
Equity-based compensation	85,935	93,219
Deferred tax provision (benefit)	(599)	(5,135)
Other	(881)	(2,881)
Changes in assets and liabilities:
Accounts receivable	(2,122)	11,948
Accrued and other receivables	(4,214)	(6,947)
Prepaid expenses and other assets	(550)	1,956
Deferred compensation	(15,986)	(12,555)
Compensation payable	(119,829)	(174,492)
Accounts payable, accrued expenses and other liabilities	(6,849)	14,681
Deferred revenue	(978)	2,661
Dividends received	2,155	2,189
Net cash provided by (used in) operating activities	(25,036)	(80,988)
Cash flows from investing activities
Purchases of investments	(40,890)	(34,615)
Proceeds from sales of investments	163,684	213,331
Notes issued to employees	(6,330)	—
Purchases of equipment and leasehold improvements	(7,704)	(6,684)
Net cash provided by (used in) investing activities	108,760	172,032
Cash flows from financing activities
Payments for dividends and tax distributions	(90,726)	(92,953)
Payments for treasury stock purchases	(8,726)	(44,756)
Payments under tax receivable agreement	(20,103)	—
Net cash provided by (used in) financing activities	(119,555)	(137,709)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(141)	(60)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(35,972)	(46,725)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$151,243	$160,814
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$1,244	$2,622
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,092	$302
Dividends in kind	$8,915	$11,199
Non-cash settlement of accounts receivable	$261	$—
Forfeiture of fully-vested Group LP units or other equity units	$82	$—

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761
Net income (loss)	—	—	—	—	—	—	—	13,161	—	1,760	14,921
Equity-based compensation	14,821	—	—	—	—	—	21,644	—	—	4,313	25,957
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	476	28	504
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	2,908	(45,127)	—	(7,485)	(49,704)
Treasury Stock Purchases	—	—	(6,726)	—	—	(332)	—	—	—	—	(332)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	37	—	—	8	45
Equity-based payments to non-employees	—	—	—	—	—	—	299	—	—	—	299
Balance as of June 30, 2024	80,712,812	4,432,288	(10,350,064)	$807	$44	$(459,585)	$1,651,502	$(831,053)	$(4,171)	$26,907	$384,451

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110
Net income (loss)	—	—	—	—	—	—	—	(11,974)	—	(1,272)	(13,246)
Equity-based compensation	13,662	—	—	—	—	—	30,817	—	—	2,764	33,581
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	285	20	305
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,488	(45,434)	—	(6,976)	(46,922)
Treasury Stock Purchases	—	—	(6,132)	—	—	(230)	—	—	—	—	(230)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	71	—	—	5	76
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2023	76,713,672	4,489,778	(10,140,187)	$767	$45	$(448,613)	$1,502,470	$(660,529)	$(3,988)	$15,537	$405,689

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2024 and 2023, is presented below.

	June 30,
	2024	2023
Cash	$47,837	$34,741
Cash equivalents	102,597	125,458
Restricted cash	809	615
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$151,243	$160,814

Additionally, as of December 31, 2023, the Company held cash of $49,054 and cash equivalents of $137,363.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at June 30, 2024 and December 31, 2023 were $2,432 and $4,422, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $23 and $53 for the three months ended June 30, 2024 and 2023, respectively, and $55 and $123 for the six months ended June 30, 2024 and 2023, respectively.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,920	$35	$1,955	$1,043	$582	$1,625
Charge-offs, foreign currency translation and other adjustments	(371)	—	(371)	71	—	71
Recoveries	(980)	(4)	(984)	(593)	(19)	(612)
Provision for credit losses	1,682	4	1,686	680	4	684
Allowance for credit losses, ending balance	$2,251	$35	$2,286	$1,201	$567	$1,768

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,221	$42	$1,263	$1,136	$593	$1,729
Charge-offs, foreign currency translation and other adjustments	(644)	—	(644)	(3)	—	(3)
Recoveries	(1,544)	(12)	(1,556)	(1,322)	(30)	(1,352)
Provision for credit losses	3,218	5	3,223	1,390	4	1,394
Allowance for credit losses, ending balance	$2,251	$35	$2,286	$1,201	$567	$1,768

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2024 and 2023, no such amounts were recorded.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2024	2023
Office equipment	$18,967	$18,931
Furniture and fixtures	16,488	16,143
Leasehold improvements	73,223	69,910
Construction in progress	3,921	1,714
Total	112,599	106,698
Less: Accumulated depreciation and amortization	(45,903)	(42,895)
Equipment and leasehold improvements, net	$66,696	$63,803

Depreciation and amortization expenses for fixed assets totaled $2,434 and $1,936 for the three months ended June 30, 2024 and 2023, respectively, and $4,809 and $4,009 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, there were $1,047 and $1,151 of costs capitalized, net of $1,824 and $1,720 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $46 and $122 for the three months ended June 30, 2024 and 2023, respectively, and $104 and $244 for the six months ended June 30, 2024 and 2023, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of June 30, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$42,124	$—	$42,124	$—
Money market funds	42,132	—	42,132	—
Certificates of Deposit	18,341	—	18,341	—
Total financial assets included in cash and cash equivalents	102,597	—	102,597	—
Investments
Sovereign debt securities	40,889	—	40,889	—
Total financial assets included in investments	40,889	—	40,889	—
Total financial assets	$143,486	$—	$143,486	$—

There were no unrealized gains or losses on equity securities held at the reporting date for the three and six months ended June 30, 2024. Unrealized gains of $595 and unrealized losses of $1,829 were recognized on equity investments measured at fair value and held at the reporting date for the three and six months ended June 30, 2023, respectively. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $308 and losses of $28 were recognized for the three months ended June 30, 2024 and 2023, respectively, and unrealized gains of $260 and losses of $28 were recognized for the six months ended June 30, 2024 and 2023, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $40,629 as of June 30, 2024.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $46,264 and $47,458, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the six months ended June 30, 2024 and 2023, MA Financial declared dividends, of which the Company received $2,155 and $2,189, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2024 and 2023 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2024		2023		2024		2023
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$13,161		$(11,974)		$29,727		$(8,308)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$13,161		$(11,974)		$29,727		$(8,308)
Denominator:
Weighted average shares of Class A common stock outstanding—basic		72,148,948		68,504,772		71,239,595		67,852,077
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,639,577	(b)(c)	—	(b)	4,354,270	(b)(c)	—
Weighted average shares of Class A common stock outstanding—diluted		75,788,525		68,504,772		75,593,865		67,852,077
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.18		$(0.17)		$0.42		$(0.12)
Diluted		$0.17		$(0.17)		$0.39		$(0.12)

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 82,088,700 shares and 74,789,460 shares for the three months ended June 30, 2024 and 2023, respectively, and 81,907,500 and 74,042,471 shares for the six months ended June 30, 2024 and 2023, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2024 and 2023, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2024 and 2023, there were 0 RSUs and 73,447 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 1,979 and 59,733 RSUs for the six months ended June 30, 2024 and 2023, respectively.

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

7.
EQUITY‑BASED COMPENSATION

Omnibus Incentive Plans

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “2014 Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non-employee directors, independent contractors, partners, senior advisors and consultants. On June 6, 2024, stockholders approved the Moelis & Company 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaces the 2014 Plan that expired by its terms on April 14, 2024. The 2024 Plan provides for the issuance of a maximum of 15,000,000 shares plus any shares associated with awards granted under the 2014 Plan outstanding as of April 14, 2024 that are subsequently forfeited, canceled, exchanged or surrendered without distribution of shares, or settled in cash. Issuances pursuant to the 2024 Plan may be in the form of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock-based awards (including partnership interests that are exchangeable into stock upon satisfaction of certain conditions) and cash awards.

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2024 and 2023, the Company recognized expenses of $25,957 and $33,581, respectively, and $85,935 and $93,219 for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes activity related to RSUs for the six months ended June 30, 2024 and 2023.

	Restricted Stock Units
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,850,573	$46.82	8,099,629	$47.49
Granted	3,630,864	54.84	3,626,424	44.28
Forfeited	(761,568)	51.03	(119,074)	42.39
Vested	(3,021,231)	46.46	(3,454,469)	45.83
Unvested Balance at June 30,	7,698,638	$50.44	8,152,510	$46.72

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the six months ended June 30, 2024 and 2023, the Company granted 415,753 and 482,941 Partnership Units with grant-date fair values of $20,914 and $20,037, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the six months ended June 30, 2024, the Company granted 91,498 target Performance Units with a grant-date fair value of $5,133. In the six months ended June 30, 2023, the Company granted 100,722 target Performance Units with a grant-date fair value of $4,594. Performance Units have a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met.

As of June 30, 2024, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $226,749, which is expected to be recognized over a weighted-average period of 1.9 years.

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

As of June 30, 2024, there were 80,712,812 shares of Class A common stock issued, 10,350,064 shares of treasury stock, and 70,362,748 shares outstanding. As of December 31, 2023, there were 76,859,499 shares of Class A common stock issued, 10,184,460 shares of treasury stock, and 66,675,039 shares outstanding.

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

As of June 30, 2024, and December 31, 2023, 4,432,288 and 4,489,778 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2024 and 2023, the Company repurchased 165,604 and 1,063,410 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $8,726 and $44,756, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2024 and 2023.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of June 30, 2024.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2024 and December 31, 2023, partners held 6,301,776 and 6,286,001 Group LP partnership units, respectively, representing a 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 70,362,748 shares of Class A common stock outstanding as of June 30, 2024 (66,675,039 as of December 31, 2023), represents the controlling interest.

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

During the three months ended June 30, 2024 and 2023, the Company incurred $0 and $323, respectively, in aircraft lease costs to be paid to Manager, and $0 and $647 for the six months ended June 30, 2024 and 2023, respectively.

Promissory Notes — As of June 30, 2024, there were $9,448 of unsecured promissory notes from employees held by the Company (December 31, 2023: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the six months ended June 30, 2024 and 2023, the Company received no principal repayments on such notes. For the three months ended June 30, 2024 and 2023, the Company recognized interest income of $110 and $31, respectively, and, $183 and $62 for the six months ended June 30, 2024 and 2023, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $60 and $56 for the three months ended June 30, 2024 and 2023, respectively, and $116 and $111 for the six months ended June 30, 2024 and 2023. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2024 and December 31, 2023, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $9,663 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $9,663 and $0 for the six months ended June 30, 2024 and 2023.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of June 30, 2024, U.S. Broker Dealer had net capital of $90,007, which was $89,757 in excess of its required net capital. As of December 31, 2023, U.S. Broker Dealer had net capital of $25,223 which was $24,973 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company amended its revolving credit facilities during the second quarter of 2024 and maintains aggregate base credit commitments of $50,000 across the following two facilities:

Corporate Facility - The Company maintains a corporate revolving credit facility with a base credit commitment of $5,000. The Company has the option to request a temporary increase of up to $45,000 additional credit, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Unless the lender issues a notice of termination prior to such maturity date, this facility will automatically extend to June 30, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.3% or (ii) Prime minus 1.50%.

As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the credit facility. As of June 30, 2024, the Company’s available credit under this facility was $4,426 as a result of the issuance of an aggregate amount of $574 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2025 and a maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $45,000 as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Supplemental Income Statement Information:
Operating lease cost	$6,189	$6,159	$12,373	$11,739

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,256)	$(6,332)	$(12,180)	$(12,414)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$1,345	$15,919	$1,563	$16,968

Other Information:
Weighted-average remaining lease term - operating leases (in years)	11.60	12.26	11.60	12.26
Weighted-average discount rate - operating leases	3.99%	3.74%	3.99%	3.74%

During the six months ended June 30, 2024 and 2023, the Company received $482 and $0 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of June 30, 2024, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2024	$(423)	$12,167
2025	(423)	23,688
2026	—	22,139
2027	—	21,269
2028	—	21,048
Thereafter	—	163,575
Total Payments	$(846)	$263,886

Less: Tenant improvement allowances		(538)
Less: Present value adjustment		(54,128)
Total		$209,220

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The time to appeal the orders issued in the case has not yet run, and the Company has the option to appeal the orders.

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2024 and 2023, in the amounts of $1,073 and $1,011, respectively, and $2,113 and $1,797 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s provisions for income taxes were an expense of $6,855 and a benefit of $1,969 for the three months ended June 30, 2024 and 2023, respectively. The Company's provisions for income tax were benefits of $599 and $5,177 for the six months ended June 30, 2024 and 2023. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended June 30, 2024 and 2023 were $38 and $14, respectively, and $10,674 and $3,359 for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
United States	$199,592	$143,613	$355,310	$301,663
Europe	37,958	25,537	70,233	42,156
Rest of World	27,036	10,721	56,528	23,872
Total	$264,586	$179,871	$482,071	$367,691

	June 30,	December 31,
	2024	2023
Assets:
United States	$879,719	$985,592
Europe	72,408	74,832
Rest of World	98,702	119,335
Total	$1,050,829	$1,179,759

As of June 30, 2024, and December 31, 2023, the Company had deferred revenues of $3,671 and $4,649, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the six months ended June 30, 2024 and 2023, $3,466 and $6,698 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on September 26, 2024, to Class A common stockholders of record on August 5, 2024, 2024.

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

As of June 30, 2024, we served our clients globally with 831 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2024 and 2023, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of July 3, 2024 and July 6, 2023, respectively.

For the first half of 2024, we earned GAAP revenues of $482.1 million compared with $367.7 million earned during the same period in 2023. This represents an increase of 31% compared to a 6% decline in the number of global completed M&A transactions greater than $100 million in the same period.

As the M&A market continues to recover from historic lows, we are seeing improved client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the record levels of capital accumulated by financial sponsors combined with unsold portfolio companies and a dearth of exits in recent years should provide for increased financial sponsor-related M&A over time. Our out-of-court liability management and in-court restructuring mandates continue at a steady pace as a result of higher borrowing costs which have led to modestly rising default rates. We expect companies to turn to us for capital structure advice as they are impacted by higher rates and continue to address significant upcoming debt maturity walls or structural business disruption. Improving macroeconomic and investor sentiment has led to better capital raising and financing conditions and our capital markets business continues to provide the full suite of capital raising solutions to our clients across all sectors.

We believe that high interest rates, inflation, military conflicts abroad, global elections and increasing regulatory burdens may continue to add uncertainty to the business environment, despite U.S. stock markets closing near record highs in the second quarter of 2024. However, our Firm remains well positioned due to our focused client coverage and balanced business model.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Revenues	$264,586	$179,871	47%	$482,071	$367,691	31%
Expenses:
Compensation and benefits	197,873	145,794	36%	362,348	294,033	23%
Non-compensation expenses	46,645	43,663	7%	93,853	84,635	11%
Total operating expenses	244,518	189,457	29%	456,201	378,668	20%
Operating income (loss)	20,068	(9,586)	N/M	25,870	(10,977)	N/M
Other income and (expenses)	1,708	(5,629)	N/M	5,937	(3,883)	N/M
Income (loss) before income taxes	21,776	(15,215)	N/M	31,807	(14,860)	N/M
Provision (benefit) for income taxes	6,855	(1,969)	N/M	(599)	(5,177)	-88%
Net income (loss)	$14,921	$(13,246)	N/M	$32,406	$(9,683)	N/M
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

Three Months Ended June 30, 2024 versus 2023

Revenues were $264.6 million for the three months ended June 30, 2024 as compared with $179.9 million for the same period in 2023, representing an increase of 47%. The increase in revenues was primarily driven by an increase in the number of completed transactions as compared to the prior year period.

For the three months ended June 30, 2024 and 2023, we earned revenues from 163 clients and 128 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 64 clients and 34 clients, respectively.

Six Months Ended June 30, 2024 versus 2023

Revenues were $482.1 million for the six months ended June 30, 2024 as compared with $367.7 million for the same period in 2023, representing an increase of 31%. The increase in revenues was driven by an increase in the number of completed transactions as compared to the prior year period.

For the six months ended June 30, 2024 and 2023, we earned revenues from 239 clients and 177 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 117 clients and 79 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Expenses:
Compensation and benefits	$197,873	$145,794	36%	$362,348	$294,033	23%
% of revenues	75%	81%		75%	80%
Non-compensation expenses	$46,645	$43,663	7%	$93,853	$84,635	11%
% of revenues	18%	24%		19%	23%
Total operating expenses	$244,518	$189,457	29%	$456,201	$378,668	20%
% of revenues	92%	105%		95%	103%

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

Three Months Ended June 30, 2024 versus 2023

Operating expenses were $244.5 million for the three months ended June 30, 2024 and represented 92% of revenues, compared with $189.5 million for the same period in 2023 which represented 105% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

Six Months Ended June 30, 2024 versus 2023

Operating expenses were $456.2 million for the six months ended June 30, 2024 and represented 95% of revenues, compared with $378.7 million for the same period in 2023 which represented 103% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expensed associated with higher revenues compared to the prior year period.

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

Three Months Ended June 30, 2024 versus 2023

For the three months ended June 30, 2024, compensation related expenses of $197.9 million represented 75% of revenues, compared with $145.8 million which represented 81% of revenues in the prior year period. The increase in compensation expenses was primarily attributable to increased headcount and higher revenues earned as compared to the prior year period.

Six Months Ended June 30, 2024 versus 2023

For the six months ended June 30, 2024, compensation related expenses of $362.3 million represented 75% of revenues, compared with $294.0 million which represented 80% of revenues in the prior year period. The increase in compensation expenses was primarily attributable to increased headcount and higher revenues earned as compared to the prior year period.

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

Three Months Ended June 30, 2024 versus 2023

For the three months ended June 30, 2024, non‑compensation expenses of $46.6 million represented 18% of revenues, compared with $43.7 million which represented 24% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to greater headcount as compared to the prior year period.

Six Months Ended June 30, 2024 versus 2023

For the six months ended June 30, 2024, non‑compensation expenses of $93.9 million represented 19% of revenues, compared with $84.6 million which represented 23% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to greater headcount as compared to the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2024 versus 2023

For the three months ended June 30, 2024, other income and expenses was income of $1.7 million, primarily related to interest and gains of $1.7 million on financial assets measured at fair value and $0.9 million from the Company's share of earnings in MA financial. For the prior year period, other income and expenses was expense of $5.6 million, primarily related to the $10.0 million SEC fine, partially offset by net gains of $3.4 million on financial assets measured at fair value.

Six Months Ended June 30, 2024 versus 2023

For the six months ended June 30, 2024, other income and expenses was income of $5.9 million, primarily related to interest and gains on financial assets measured at fair value of $5.0 million and $1.0 million from the Company's share of earnings in MA financial. This compares to expenses of $3.9 million in the prior year period primarily related to the $10.0 million SEC fine, which was partially offset by $2.6 million in interest and dividends on cash equivalents and investments, net gains of $2.0 million on financial assets measured at fair value held and sold during the first half of the year, and income of $1.5 million from the Company's share of earnings in MA Financial.

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

Three Months Ended June 30, 2024 versus 2023

The Company’s provision for income taxes was an expense of $6.9 million against a pre-tax income of $21.8 million and a benefit of $2.0 million against pre-tax loss of $15.2 million for the three months ended June 30, 2024 and 2023, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items.

Six Months Ended June 30, 2024 versus 2023

The Company’s provisions for income taxes were a benefit of $0.6 million against a pre-tax loss of $31.8 million and a benefit of $5.2 million against a pre-tax loss of $14.9 million for the six months ended June 30, 2024 and 2023, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2024 and December 31, 2023, the Company had cash equivalents of $102.6 million and $137.4 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of June 30, 2024 and December 31, 2023, the Company had cash of $47.8 million and $49.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2024 and December 31, 2023, the Company held $40.9 million and $162.9 million of sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2024 and December 31, 2023 accounts receivable were $51.6 million and $51.2 million, respectively, net of allowances of $2.3 million and $1.3 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain two revolving credit facilities with aggregate base credit commitments of $50.0 million. The facility for corporate purposes has a base credit commitment of $5.0 million, and we can request a temporary increase of the credit amount by up to $45.0 million additional credit, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Unless the lender issues a notice of termination prior to the maturity date of May 24, 2025, this facility will automatically extend to June 30, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.3% or (ii) Prime minus 1.50%.

As of June 30,  2024, the Company had no borrowings under the $5.0 million credit facility and the Company’s available credit was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2025, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $45.0 million as of June 30, 2024.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on September 26, 2024 to Class A common stockholders of record on August 5, 2024. During the six months ended June 30, 2024 the Company paid aggregate dividends of $1.20 per share.

During the six months ended June 30, 2024 and 2023, the Company repurchased 165,604 and 1,063,410 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of June 30, 2024.

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

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$32,406	$(9,683)
Non-cash charges	90,931	89,254
Other operating activities	(148,373)	(160,559)
Total operating activities	(25,036)	(80,988)
Investing Activities	108,760	172,032
Financing Activities	(119,555)	(137,709)
Effect of exchange rate changes	(141)	(60)
Net increase (decrease) in cash	(35,972)	(46,725)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$151,243	$160,814

Six Months Ended June 30, 2024

Cash, cash equivalents and restricted cash were $151.2 million at June 30, 2024, a decrease of $36.0 million from $187.2 million at December 31, 2023. Operating activities resulted in a net outflow of $25.0 million primarily attributable to cash operating outflows, including bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $108.8 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $119.6 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Six Months Ended June 30, 2023

Cash, cash equivalents and restricted cash were $160.8 million at June 30, 2023, a decrease of $46.7 million from $207.5 million at December 31, 2022. Operating activities resulted in a net outflow of $81.0 million primarily attributable to cash operating outflows, including bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $172.0 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $137.7 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of June 30, 2024, the Company has a total payable of $288.4 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements. There is no payment due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $20.3 million pursuant to the tax receivable agreement during the first six months of 2024.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $0.5 million and gains of $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and losses of $0.3 million and gains of $0.6 million for the six months ended June 30, 2024 and 2023, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2024 and 2023, no such amounts were recorded.

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The time to appeal the orders issued in the case has not yet run, and the Company has the option to appeal the orders.

On May 17, 2024, two putative stockholders of Archer Aviation, Inc. (“Archer”) (and formerly, Atlas Crest Investment Corp. (“Atlas Crest”)) filed a class action lawsuit, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas Crest, Archer, the Archer co-founders, Moelis & Company Group LP and Moelis & Company LLC. The complaint asserts claims against the defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas Crest and Archer, including claims against the foregoing Moelis entities for aiding and abetting breaches of fiduciary duties and unjust enrichment. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of Archer filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Company anticipates that these related class actions in the Delaware Court of Chancery will be consolidated into a single consolidated class action.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the second quarter of 2024

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
April 1 - April 30	310	$54.14	—	$62.5 million
May 1 - May 31	6,416	49.12	—	62.5 million
June 1 - June 30	—	—	—	62.5 million
Total	6,726	$49.35	—	$62.5 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2022)

10.1*	Moelis & Company 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Management contract or compensatory plan.

** Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of July, 2024.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer