Form 10-Q
period 2024-09-30
Moelis & Co
filed 2024-10-24
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 9, 2024, there were 70,586,666 shares of Class A common stock, par value $0.01 per share, and 4,331,619 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$145,332	$186,417
Restricted cash	733	798
Receivables:
Accounts receivable, net of allowance for credit losses of $2,060 and $1,263 as of September 30, 2024 and December 31, 2023, respectively	57,765	51,219
Accrued and other receivables	30,243	12,416
Total receivables	88,008	63,635
Deferred compensation	25,539	17,133
Investments	188,311	210,357
Right-of-use assets	168,189	171,998
Equipment and leasehold improvements, net	65,972	63,803
Deferred tax assets	439,544	437,238
Prepaid expenses and other assets	31,434	28,380
Total assets	$1,153,062	$1,179,759
Liabilities and Equity
Compensation payable	$214,022	$259,771
Accounts payable, accrued expenses and other liabilities	27,791	32,626
Amount due pursuant to tax receivable agreement	290,553	304,567
Deferred revenue	14,169	4,649
Lease liabilities	211,426	215,684
Total liabilities	757,961	817,297
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 80,937,220 issued and 70,571,042 outstanding at September 30, 2024; 1,000,000,000 authorized, 76,859,499 issued and 66,675,039 outstanding at December 31, 2023)	809	768
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,331,619 issued and outstanding at September 30, 2024; 1,000,000,000 authorized, 4,489,778 issued and outstanding at December 31, 2023)	43	45
Treasury stock, at cost; 10,366,178 and 10,184,460 shares at September 30, 2024 and December 31, 2023, respectively	(460,610)	(450,859)
Additional paid-in-capital	1,691,462	1,573,702
Retained earnings (accumulated deficit)	(862,079)	(767,587)
Accumulated other comprehensive income (loss)	(2,090)	(3,928)
Total Moelis & Company equity	367,535	352,141
Noncontrolling interests	27,566	10,321
Total equity	395,101	362,462
Total liabilities and equity	$1,153,062	$1,179,759

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$273,755	$272,179	$755,826	$639,870
Expenses
Compensation and benefits	210,658	242,231	573,006	536,264
Occupancy	7,409	7,181	21,571	19,887
Professional fees	8,445	13,525	20,571	25,378
Communication, technology and information services	12,874	11,709	37,108	33,758
Travel and related expenses	8,781	8,394	29,255	28,575
Depreciation and amortization	2,802	2,014	7,611	6,023
Other expenses	7,222	7,151	25,270	20,988
Total expenses	258,191	292,205	714,392	670,873
Operating income (loss)	15,564	(20,026)	41,434	(31,003)
Other income and (expenses)	11,095	9,943	17,032	6,060
Income (loss) before income taxes	26,659	(10,083)	58,466	(24,943)
Provision (benefit) for income taxes	7,419	1,286	6,820	(3,891)
Net income (loss)	19,240	(11,369)	51,646	(21,052)
Net income (loss) attributable to noncontrolling interests	2,346	(637)	5,025	(2,012)
Net income (loss) attributable to Moelis & Company	$16,894	$(10,732)	$46,621	$(19,040)
Weighted-average shares of Class A common stock outstanding
Basic	72,325,050	68,752,061	71,612,206	68,260,558
Diluted	76,906,271	68,752,061	76,147,357	68,260,558
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.23	$(0.16)	$0.65	$(0.28)
Diluted	$0.22	$(0.16)	$0.61	$(0.28)

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$19,240	$(11,369)	$51,646	$(21,052)
Foreign currency translation adjustment, net of tax	2,263	(838)	1,988	(249)
Other comprehensive income (loss)	2,263	(838)	1,988	(249)
Comprehensive income (loss)	21,503	(12,207)	53,634	(21,301)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,528	(702)	5,175	(2,029)
Comprehensive income (loss) attributable to Moelis & Company	$18,975	$(11,505)	$48,459	$(19,272)

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$51,646	$(21,052)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	1,634	720
Depreciation and amortization	7,611	6,023
Equity-based compensation	122,738	125,194
Deferred tax provision (benefit)	6,821	(3,652)
Other	(9,437)	(10,967)
Changes in assets and liabilities:
Accounts receivable	(7,561)	21,753
Accrued and other receivables	(11,179)	(12,563)
Prepaid expenses and other assets	(2,825)	1,355
Deferred compensation	(8,342)	(7,115)
Compensation payable	(45,911)	(57,405)
Accounts payable, accrued expenses and other liabilities	(5,635)	17,308
Deferred revenue	9,477	(3,556)
Dividends received	3,107	3,092
Net cash provided by (used in) operating activities	112,144	59,135
Cash flows from investing activities
Purchases of investments	(169,457)	(149,173)
Proceeds from sales of investments	182,284	224,591
Notes issued to employees	(6,580)	—
Proceeds from partial sale of equity method investment	16,957	—
Purchases of equipment and leasehold improvements	(9,781)	(11,414)
Net cash provided by (used in) investing activities	13,423	64,004
Cash flows from financing activities
Payments for dividends and tax distributions	(138,290)	(137,481)
Payments for treasury stock purchases	(9,751)	(45,519)
Payments under tax receivable agreement	(20,103)	—
Other Proceeds	—	(15)
Net cash provided by (used in) financing activities	(168,144)	(183,015)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,427	555
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41,150)	(59,321)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$146,065	$148,218
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$2,283	$2,317
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,804	$308
Dividends in kind	$14,491	$16,684
Non-cash settlement of accounts receivable	$261	$—
Forfeiture of fully-vested Group LP units or other equity units	$164	$82

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761
Net income (loss)	—	—	—	—	—	—	—	13,161	—	1,760	14,921
Equity-based compensation	14,821	—	—	—	—	—	21,644	—	—	4,313	25,957
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	476	28	504
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	2,908	(45,127)	—	(7,485)	(49,704)
Treasury Stock Purchases	—	—	(6,726)	—	—	(332)	—	—	—	—	(332)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	37	—	—	8	45
Equity-based payments to non-employees	—	—	—	—	—	—	299	—	—	—	299
Balance as of June 30, 2024	80,712,812	4,432,288	(10,350,064)	$807	$44	$(459,585)	$1,651,502	$(831,053)	$(4,171)	$26,907	$384,451
Net income (loss)	—	—	—	—	—	—	—	16,894	—	2,346	19,240
Equity-based compensation	116,961	—	—	1	—	—	32,442	—	—	4,360	36,803
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,081	182	2,263
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,576	(47,920)	—	(5,220)	(47,564)
Treasury Stock Purchases	—	—	(16,114)	—	—	(1,025)	—	—	—	—	(1,025)
Class A Partnership Units or other equity converted into Class A Common Stock	107,447	(100,669)	—	1	(1)	—	1,639	—	—	(927)	712
Equity-based payments to non-employees	—	—	—	—	—	—	303	—	—	—	303
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of September 30, 2024	80,937,220	4,331,619	(10,366,178)	$809	$43	$(460,610)	$1,691,462	$(862,079)	$(2,090)	$27,566	$395,101

Condensed Consolidated Statements of Changes in Equity (continued)

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	—	—	—	—	3,666	—	(103)	3,563
Equity-based compensation	3,396,802	—	—	34	—	—	48,656	—	—	10,948	59,638
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	256	28	284
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,711	(46,097)	—	(5,645)	(46,031)
Treasury Stock Purchases	—	—	(1,057,278)	—	—	(44,526)	—	—	—	—	(44,526)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(1,101)	—	—	1,325	226
Equity-based payments to non-employees	—	—	—	—	—	—	18	—	—	—	18
Balance as of March 31, 2023	76,700,010	4,489,778	(10,134,055)	$767	$45	$(448,383)	$1,466,079	$(603,121)	$(4,273)	$20,996	$432,110
Net income (loss)	—	—	—	—	—	—	—	(11,974)	—	(1,272)	(13,246)
Equity-based compensation	13,662	—	—	—	—	—	30,817	—	—	2,764	33,581
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	285	20	305
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,488	(45,434)	—	(6,976)	(46,922)
Treasury Stock Purchases	—	—	(6,132)	—	—	(230)	—	—	—	—	(230)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	71	—	—	5	76
Equity-based payments to non-employees	—	—	—	—	—	—	15	—	—	—	15
Balance as of June 30, 2023	76,713,672	4,489,778	(10,140,187)	$767	$45	$(448,613)	$1,502,470	$(660,529)	$(3,988)	$15,537	$405,689
Net income (loss)	—	—	—	—	—	—	—	(10,732)	—	(637)	(11,369)
Equity-based compensation	105,975	—	—	1	—	—	29,179	—	—	2,795	31,975
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(773)	(65)	(838)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,485	(45,486)	—	(4,527)	(44,528)
Treasury Stock Purchases	—	—	(14,720)	—	—	(763)	—	—	—	—	(763)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	7	—	—	(1)	6
Equity-based payments to non-employees	—	—	—	—	—	—	16	—	—	—	16
Other	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance as of September 30, 2023	76,819,647	4,489,778	(10,154,907)	$768	$45	$(449,376)	$1,537,157	$(716,747)	$(4,761)	$13,005	$380,091

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2024 and 2023, is presented below.

	September 30,
	2024	2023
Cash	$45,120	$22,974
Cash equivalents	100,212	124,478
Restricted cash	733	766
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$146,065	$148,218

Additionally, as of December 31, 2023, the Company held cash of $49,054 and cash equivalents of $137,363.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances at September 30, 2024 and December 31, 2023 were $1,988 and $4,422, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $18 and $45 for the three months ended September 30, 2024 and 2023, respectively, and $73 and $168 for the nine months ended September 30, 2024 and 2023, respectively.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$2,251	$35	$2,286	$1,201	$567	$1,768
Charge-offs, foreign currency translation and other adjustments	(193)	—	(193)	(113)	(779)	(892)
Recoveries	(817)	(15)	(832)	(619)	(18)	(637)
Provision for credit losses	799	—	799	539	776	1,315
Allowance for credit losses, ending balance	$2,040	$20	$2,060	$1,008	$546	$1,554

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Allowance for Credit Losses, beginning balance	$1,221	$42	$1,263	$1,136	$593	$1,729
Charge-offs, foreign currency translation and other adjustments	(837)	—	(837)	(116)	(779)	(895)
Recoveries	(2,361)	(28)	(2,389)	(1,941)	(48)	(1,989)
Provision for credit losses	4,017	6	4,023	1,929	780	2,709
Allowance for credit losses, ending balance	$2,040	$20	$2,060	$1,008	$546	$1,554

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

Equity Method Investments — The Company accounts for investments under the equity method of accounting when the Company does not control the investee but has the ability to exercise significant influence. The amounts recorded in investments on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investee. The Company reflects its share of gains and losses of the investee in other income and expenses in the condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2024 and 2023, no such amounts were recorded.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting" ("ASU 2023-07"). ASU 2023-07 requires public companies to disclose significant expenses and other income for each of their segments. Furthermore, it requires public companies to disclose the title and position of the Chief Operating Decision Maker ("CODM") and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. The Company is evaluating ASU 2023-07 and does not expect its adoption to have a material impact to the Company's consolidated financial statements.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2024	2023
Office equipment	$20,431	$18,931
Furniture and fixtures	16,774	16,143
Leasehold improvements	74,417	69,910
Construction in progress	3,415	1,714
Total	115,037	106,698
Less: Accumulated depreciation and amortization	(49,065)	(42,895)
Equipment and leasehold improvements, net	$65,972	$63,803

Depreciation and amortization expenses for fixed assets totaled $2,802 and $2,014 for the three months ended September 30, 2024 and 2023, respectively, and $7,611 and $6,023 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, there were $1,000 and $1,151 of costs capitalized, net of $1,871 and $1,720 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $47 and $122 for the three months ended September 30, 2024 and 2023, respectively, and $151 and $366 for the nine months ended September 30, 2024 and 2023, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of September 30, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$5,280	$—	$5,280	$—
Money market funds	94,156	—	94,156	—
Certificates of Deposit	776	—	776	—
Total financial assets included in cash and cash equivalents	100,212	—	100,212	—
Investments
Sovereign debt securities	145,328	—	145,328	—
Certificates of Deposit	7,000	—	7,000	—
Total financial assets included in investments	152,328	—	152,328	—
Total financial assets	$252,540	$—	$252,540	$—

There were no unrealized gains or losses on equity securities held at the reporting date for the three and nine months ended September 30, 2024 and 2023. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $1,298 and $1,108 were recognized for the three months ended September 30, 2024 and 2023, respectively, and unrealized gains of $1,423 and $1,136 were recognized for the nine months ended September 30, 2024 and 2023, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $150,904 as of September 30, 2024.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $35,983 and $47,458, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the nine months ended September 30, 2024 and 2023, MA Financial declared dividends, of which the Company received $3,107 and $3,092, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During the three months ended September 30, 2024, the Company sold 5,000,000 shares of MA Financial common stock and the Company's ownership interest in MA Financial was reduced. This transaction resulted in a gain of $6,975, recorded in other income and expenses on the condensed consolidated statements of operations.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2024 and 2023 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2024		2023		2024		2023
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$16,894		$(10,732)		$46,621		$(19,040)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$16,894		$(10,732)		$46,621		$(19,040)
Denominator:
Weighted average shares of Class A common stock outstanding—basic		72,325,050		68,752,061		71,612,206		68,260,558
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,581,221	(b)(c)	—	(b)	4,535,151	(b)(c)	—
Weighted average shares of Class A common stock outstanding—diluted		76,906,271		68,752,061		76,147,357		68,260,558
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.23		$(0.16)		$0.65		$(0.28)
Diluted		$0.22		$(0.16)		$0.61		$(0.28)

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 82,966,406 shares and 75,038,275 shares for the three months ended September 30, 2024 and 2023, respectively, and 82,269,323 and 74,483,243 shares for the nine months ended September 30, 2024 and 2023, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2024 and 2023, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2024 and 2023, there were 887 RSUs and 0 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 3,856 and 11,615 RSUs for the nine months ended September 30, 2024 and 2023, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2024 and 2023, the Company recognized expenses of $36,803 and $31,975, respectively, and $122,738 and $125,194 for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes activity related to RSUs for the nine months ended September 30, 2024 and 2023.

	Restricted Stock Units
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,850,574	$46.82	8,099,629	$47.49
Granted	3,794,809	55.09	3,844,430	44.38
Forfeited	(794,912)	51.04	(317,022)	45.78
Vested	(3,159,317)	46.20	(3,736,851)	45.63
Unvested Balance at September 30,	7,691,154	$50.76	7,890,186	$46.83

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the nine months ended September 30, 2024 and 2023, the Company granted 415,753 and 482,941 Partnership Units with grant-date fair values of $20,914 and $20,037, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the nine months ended September 30, 2024, the Company granted 91,498 target Performance Units with a grant-date fair value of $5,133. In the nine months ended September 30, 2023, the Company granted 100,722 target Performance Units with a grant-date fair value of $4,594. Performance Units have a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met.

As of September 30, 2024, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $193,785, which is expected to be recognized over a weighted-average period of 1.7 years.

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

As of September 30, 2024, there were 80,937,220 shares of Class A common stock issued, 10,366,178 shares of treasury stock, and 70,571,042 shares outstanding. As of December 31, 2023, there were 76,859,499 shares of Class A common stock issued, 10,184,460 shares of treasury stock, and 66,675,039 shares outstanding.

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

As of September 30, 2024, and December 31, 2023, 4,331,619 and 4,489,778 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2024 and 2023, the Company repurchased 181,718 and 1,078,130 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $9,751 and $45,519, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2024 and 2023.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of September 30, 2024.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2024 and December 31, 2023, partners held 6,096,785 and 6,286,001 Group LP partnership units, respectively, representing a 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 70,571,042 shares of Class A common stock outstanding as of September 30, 2024 (66,675,039 as of December 31, 2023), represents the controlling interest.

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

During the three months ended September 30, 2024 and 2023, the Company incurred $0 and $323, respectively, in aircraft lease costs to be paid to Manager, and $0 and $970 for the nine months ended September 30, 2024 and 2023, respectively.

Promissory Notes — As of September 30, 2024, there were $9,698 of unsecured promissory notes from employees held by the Company (December 31, 2023: $3,119). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the nine months ended September 30, 2024 and 2023, the Company received no principal repayments on such notes. For the three months ended September 30, 2024 and 2023, the Company recognized interest income of $113 and $31, respectively, and, $296 and $93 for the nine months ended September 30, 2024 and 2023, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $60 and $57 for the three months ended September 30, 2024 and 2023, respectively, and $176 and $168 for the nine months ended September 30, 2024 and 2023. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2024 and December 31, 2023, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $9,663 and $0 for the nine months ended September 30, 2024 and 2023.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2024, U.S. Broker Dealer had net capital of $123,302, which was $123,052 in excess of its required net capital. As of December 31, 2023, U.S. Broker Dealer had net capital of $25,223 which was $24,973 in excess of its required net capital.

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

As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the credit facility. As of September 30, 2024, the Company’s available credit under this facility was $4,430 as a result of the issuance of an aggregate amount of $570 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2025 and a maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available balance was $45,000 as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Supplemental Income Statement Information:
Operating lease cost	$6,370	$6,473	$18,743	$18,212

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,910)	$(4,520)	$(19,090)	$(16,934)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$7,106	$18,441	$8,669	$35,409

Other Information:
Weighted-average remaining lease term - operating leases (in years)	11.22	12.09	11.22	12.09
Weighted-average discount rate - operating leases	4.03%	3.97%	4.03%	3.97%

During the nine months ended September 30, 2024 and 2023, the Company received $482 and $1,573 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of September 30, 2024, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2024	$(224)	$5,150
2025	(447)	25,446
2026	—	23,989
2027	—	23,093
2028	—	22,864
Thereafter	—	164,723
Total Payments	$(671)	$265,265

Less: Tenant improvement allowances		(538)
Less: Present value adjustment		(53,301)
Total		$211,426

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The Company has filed an appeal of the Court of Chancery orders.

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2024 and 2023, in the amounts of $1,074 and $1,011, respectively, and $3,187 and $2,808 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company’s provisions for income taxes were an expense of $7,419 and an expense of $1,286 for the three months ended September 30, 2024 and 2023, respectively. The Company's provisions for income taxes were an expense of $6,820 and a benefit of $3,891 for the nine months ended September 30, 2024 and 2023. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended September 30, 2024 and 2023 were $986 and $1, respectively, and $11,660 and $3,360 for the nine months ended September 30, 2024 and 2023, respectively.

There were exchanges of Class A partnership units for Class A common stock in February and July 2024 that resulted in an increase to our deferred tax asset related to a step-up in the tax basis in Group LP assets. Approximately $8,793 of the increase to this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $7,474) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
United States	$230,616	$234,471	$585,926	$536,134
Europe	20,011	19,153	90,244	61,309
Rest of World	23,128	18,555	79,656	42,427
Total	$273,755	$272,179	$755,826	$639,870

	September 30,	December 31,
	2024	2023
Assets:
United States	$941,219	$985,592
Europe	67,993	74,832
Rest of World	143,850	119,335
Total	$1,153,062	$1,179,759

As of September 30, 2024, and December 31, 2023, the Company had deferred revenues of $14,169 and $4,649, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the nine months ended

September 30, 2024 and 2023, $4,266 and $7,378 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.60 per share to be paid on December 2, 2024, to Class A common stockholders of record on November 4, 2024.

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

As of September 30, 2024, we served our clients globally with 926 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2024 and 2023, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of October 4, 2024 and October 4, 2023, respectively.

For the first nine months of 2024, we earned GAAP revenues of $755.8 million compared with $639.9 million earned during the same period in 2023. This represents an increase of 18% compared to a 5% decline in the number of global completed M&A transactions greater than $100 million in the same period.

The M&A market has been gradually improving throughout 2024 and with the Federal Reserve starting to cut interest rates, we expect to see continued improvement. We are seeing improved client dialogue and engagement as corporate boards continue to seek to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the near record levels of capital accumulated by financial sponsors combined with unsold portfolio companies and a dearth of exits in recent years should provide for increased financial sponsor-related M&A over time. Our out-of-court liability management and in-court restructuring mandates remain elevated as a result of higher borrowing costs. We anticipate a prolonged restructuring cycle centered around liability management exercises due to a large amount of non-investment grade debt maturing over the next few years. Improving macroeconomic and investor sentiment has led to better capital raising and financing conditions and our capital markets business continues to provide the full suite of capital raising solutions to our clients across all sectors.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Revenues	$273,755	$272,179	1%	$755,826	$639,870	18%
Expenses:
Compensation and benefits	210,658	242,231	-13%	573,006	536,264	7%
Non-compensation expenses	47,533	49,974	-5%	141,386	134,609	5%
Total operating expenses	258,191	292,205	-12%	714,392	670,873	6%
Operating income (loss)	15,564	(20,026)	N/M	41,434	(31,003)	N/M
Other income and (expenses)	11,095	9,943	12%	17,032	6,060	181%
Income (loss) before income taxes	26,659	(10,083)	N/M	58,466	(24,943)	N/M
Provision (benefit) for income taxes	7,419	1,286	477%	6,820	(3,891)	N/M
Net income (loss)	$19,240	$(11,369)	N/M	$51,646	$(21,052)	N/M
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

Three Months Ended September 30, 2024 versus 2023

Revenues were $273.8 million for the three months ended September 30, 2024 as compared with $272.2 million for the same period in 2023, representing an increase of 1%.

For the three months ended September 30, 2024 and 2023, we earned revenues from 163 clients and 139 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 67 clients and 48 clients, respectively.

Nine Months Ended September 30, 2024 versus 2023

Revenues were $755.8 million for the nine months ended September 30, 2024 as compared with $639.9 million for the same period in 2023, representing an increase of 18%. The increase in revenues was driven by an increase in the number of completed transactions as compared to the prior year period.

For the nine months ended September 30, 2024 and 2023, we earned revenues from 314 clients and 248 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 177 clients and 129 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Expenses:
Compensation and benefits	$210,658	$242,231	-13%	$573,006	$536,264	7%
% of revenues	77%	89%		76%	84%
Non-compensation expenses	$47,533	$49,974	-5%	$141,386	$134,609	5%
% of revenues	17%	18%		19%	21%
Total operating expenses	$258,191	$292,205	-12%	$714,392	$670,873	6%
% of revenues	94%	107%		95%	105%

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

Three Months Ended September 30, 2024 versus 2023

Operating expenses were $258.2 million for the three months ended September 30, 2024 and represented 94% of revenues, compared with $292.2 million for the same period in 2023 which represented 107% of revenues. The decrease in operating expenses was primarily driven by a decrease in compensation and benefits expense associated with a lower target compensation as a percentage of revenues compared to the prior year period.

Nine Months Ended September 30, 2024 versus 2023

Operating expenses were $714.4 million for the nine months ended September 30, 2024 and represented 95% of revenues, compared with $670.9 million for the same period in 2023 which represented 105% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

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

Three Months Ended September 30, 2024 versus 2023

For the three months ended September 30, 2024, compensation related expenses of $210.7 million represented 77% of revenues, compared with $242.2 million which represented 89% of revenues in the prior year period. The decrease in compensation expenses was primarily attributable to a lower target compensation as a percentage of revenues compared to the prior year period.

Nine Months Ended September 30, 2024 versus 2023

For the nine months ended September 30, 2024, compensation related expenses of $573.0 million represented 76% of revenues, compared with $536.3 million which represented 84% of revenues in the prior year period. The increase in compensation expenses was primarily attributable to increased headcount as compared to the prior year period.

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

Three Months Ended September 30, 2024 versus 2023

For the three months ended September 30, 2024, non‑compensation expenses of $47.5 million represented 17% of revenues, compared with $50.0 million which represented 18% of revenues in the prior year period. The decrease in non-compensation expenses is primarily due to a decrease in professional fees directly connected to specific transactions, partially offset by increased expenses related to greater headcount as compared to the prior year period.

Nine Months Ended September 30, 2024 versus 2023

For the nine months ended September 30, 2024, non‑compensation expenses of $141.4 million represented 19% of revenues, compared with $134.6 million which represented 21% of revenues in the prior year period. The increase in non-compensation expenses is primarily due to greater headcount as compared to the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2024 versus 2023

For the three months ended September 30, 2024, other income and expenses was income of $11.1 million, primarily related to a $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial Group Limited ("MA Financial") and $3.9 million in interest and gains on financial assets measured at fair value. For the prior year period, other income and expenses was income of $9.9 million, primarily related to net gains of $7.1 million on financial assets measured at fair market value and $1.4 million in earnings related to the Company's investment in MA Financial.

Nine Months Ended September 30, 2024 versus 2023

For the nine months ended September 30, 2024, other income and expenses was income of $17.0 million, primarily related to $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial and $6.2 million in interest and gains on financial assets measured at fair value and. This compares to income of $6.1 million in the prior year period primarily related to net gains of $9.0 million on financial assets measured at fair market value, $3.5 million in interest and dividends on cash equivalents and investments and income of $3.0 million from the Company's share of earnings in MA Financial, partially offset by the $10.0 million SEC fine.

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

Three Months Ended September 30, 2024 versus 2023

The Company’s provision for income taxes was an expense of $7.4 million against a pre-tax income of $26.7 million and a benefit of $1.3 million against pre-tax loss of $10.1 million for the three months ended September 30, 2024 and 2023, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items.

Nine Months Ended September 30, 2024 versus 2023

The Company’s provisions for income taxes were a benefit of $6.8 million against a pre-tax income of $58.5 million and a benefit of $3.9 million against a pre-tax loss of $24.9 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized in connection with equity-based compensation delivered at a price above the grant date price.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2024 and December 31, 2023, the Company had cash equivalents of $100.2 million and $137.4 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of September 30, 2024 and December 31, 2023, the Company had cash of $45.1 million and $49.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2024 and December 31, 2023, the Company held $152.3 million and $162.9 million of sovereign debt securities and certificates of deposit classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2024 and December 31, 2023 accounts receivable were $57.8 million and $51.2 million, respectively, net of allowances of $2.1 million and $1.3 million, respectively.

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

As of September 30, 2024, the Company had no borrowings under the $5.0 million credit facility and the Company’s available credit was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2025, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available credit under this facility was $45.0 million as of September 30, 2024.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.60 per share. The $0.60 per share will be paid on December 2, 2024 to Class A common stockholders of record on November 4, 2024. During the nine months ended September 30, 2024 the Company paid aggregate dividends of $1.80 per share.

During the nine months ended September 30, 2024 and 2023, the Company repurchased 181,718 and 1,078,130 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of September 30, 2024.

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

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$51,646	$(21,052)
Non-cash charges	129,367	117,318
Other operating activities	(68,869)	(37,131)
Total operating activities	112,144	59,135
Investing Activities	13,423	64,004
Financing Activities	(168,144)	(183,015)
Effect of exchange rate changes	1,427	555
Net increase (decrease) in cash	(41,150)	(59,321)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$146,065	$148,218

Nine Months Ended September 30, 2024

Cash, cash equivalents and restricted cash were $146.1 million at September 30, 2024, a decrease of $41.1 million from $187.2 million at December 31, 2023. Operating activities resulted in a net inflow of $112.1 million primarily attributable to cash collected from clients, net of cash operating outflows, including bonuses paid during the period. Investing activities resulted in a net inflow of $13.4 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $168.1 million primarily related to the payment of dividends and tax distributions.

Nine Months Ended September 30, 2023

Cash, cash equivalents and restricted cash were $148.2 million at September 30, 2023, a decrease of $59.3 million from $207.5 million at December 31, 2022. Operating activities resulted in a net inflow of $59.1 million primarily attributable to cash collected from clients, net of cash operating outflows, including bonuses paid during the period. Investing activities resulted in a net inflow of $64.0 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $183.0 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of September 30, 2024, the Company has a total payable of $290.6 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements. There is no payment due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $20.3 million pursuant to the tax receivable agreement during the first nine months of 2024.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $2.3 million and losses of $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and gains of $2.0 million and losses of $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2024 and 2023, no such amounts were recorded.

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The Company has filed an appeal of the Court of Chancery orders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the third quarter of 2024

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
July 1 - July 31	13,635	$62.80	—	$62.5 million
August 1 - August 31	2,479	68.02	—	62.5 million
September 1 - September 30	—	—	—	62.5 million
Total	16,114	$63.60	—	$62.5 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective September 17, 2024, Louise Mirrer was appointed to the Company’s Board of Directors as disclosed on Form 8-K filed on September 17, 2024. On October 22, 2024, the Board appointed Ms. Mirrer to its Audit, Compensation and Nominating & Corporate Governance Committees.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2022)

10.1	Aircraft Lease and Cost Sharing Agreement Extension Amendment dated October 23, 2024 among Moelis & Company Manager LLC, Kenneth Moelis and Moelis & Company Group LP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of October, 2024.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Joseph Simon
Joseph Simon
Chief Financial Officer