Form 10-K
period 2024-12-31
Moelis & Co
filed 2025-02-27
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2024 was $3,989 million.

As of February 12, 2025, there were 70,609,982 shares of Class A common stock, par value $0.01 per share, and 4,331,619 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

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

Item 1. Business

Overview

Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice and solutions to a diverse client base, including corporations, financial sponsors, governments and sovereign wealth funds. We assist our clients in achieving their strategic goals by offering comprehensive, globally integrated financial advisory services across all major industry sectors. Our team of experienced professionals advises clients on their most critical decisions, including mergers and acquisitions (“M&A”), recapitalizations and restructurings, capital markets transactions and other corporate finance matters.

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

We have achieved rapid growth by hiring high‑caliber professionals, expanding the scope of our advisory services, increasing the breadth of our geographic and sector coverage, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with 1,309 employees, including 933 advisory professionals and 169 Managing Directors, based in over 20 locations around the world. We have demonstrated strong performance, achieving a total stock return of approximately 525% as of December 31, 2024, since our IPO and have advised on over $5.1 trillion of transactions since inception.

Our Advisory Offering

We offer holistic advisory solutions to clients by integrating our bankers’ deep industry knowledge and broad corporate finance experience with our global capabilities. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide highly integrated information flow and strong cross‑border capabilities. Our global footprint allows us to effectively advise clients in their local markets while providing valuable global insights.

We combine our global capabilities with expertise in all major industries including Technology; Industrials; Healthcare; Energy; Power & Utilities; Infrastructure; Clean Technology; Consumer & Retail; Business Services; Financial Institutions; Media, Sports & Entertainment; Telecommunications; and Real Estate, Gaming, Lodging & Leisure. We collaborate globally to bring our deep industry knowledge to the local markets where our clients operate.

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

Moelis & Company has a distinguished M&A and strategic advisory franchise advising clients on mergers, acquisitions and divestitures, spin-offs, joint ventures, fairness opinions and shareholder advisory across all sectors in every major market around the world. We have a leading exclusive sales franchise with a strong track record in achieving maximum value for clients in their sale processes. We counsel our clients through all stages of the process as we evaluate strategic alternatives, assess potential acquirers and targets, provide valuation analyses and advise on transaction terms including valuation, structuring, timing and potential financing.

We have substantial expertise in guiding special committees of boards of directors in evaluating strategic alternatives and negotiating proposals by leveraging decades of transaction experience, coupled with independence, confidentiality, and discretion. We work closely with directors to build a rigorous decision-making and negotiating process that addresses the unique challenges of special committee situations, including the interplay between value and other deal terms, as well as governance considerations and a deep understanding of the various stakeholders involved.

Our shareholder advisory team provides corporate boards with effective solutions to a broad range of shareholder situations, drawing from decades of experience working with public companies, boards and management teams. We advise clients across every industry on matters of corporate preparedness, proactively developing and implementing engagement strategies. We also provide support during activist campaigns, from privately engaging with shareholders to stave off a formal campaign, to defending the company’s interests in a proxy fight or hostile media campaign. Combining our global industry coverage with our M&A and Capital Markets capabilities, we help our clients minimize disruption to their business and position them to meet their long-term objectives.

For our clients seeking capital market solutions, we structure and execute customized financing solutions and advise clients on all aspects of public and private equity and debt transactions. Transactions for our clients address a broad range of needs, including refinancings, growth capital, secondary liquidity, buyouts, platform formation, liquidity enhancement, capital structure optimization, and project financing. We act as placement agent, underwriter, bookrunner, or advisor in order to best meet our client’s needs, with a comprehensive product expertise including equity & equity-linked, debt, equity derivatives and alternative paths to market.

We help our clients in financial distress address a wide range of capital structure matters around the world involving liquidity, debt maturity profile and quantum, liability management, optimal capital structure analysis, enterprise threatening litigation and general balance sheet matters. We bring together senior capital structure advisory professionals with our industry, M&A and capital markets experts to provide holistic advice.

We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. A significant amount of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We believe that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor and recapitalization and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective for all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses, and we help these clients realize value which leads to further M&A activity for us. Furthermore, during distressed economic environments, companies may require an immediate infusion of capital to fund business operations. Through our full integration with our capital markets experts, we are able to provide our clients with innovative solutions to solve their capital needs.

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

Our Key Competitive Strengths

With a diverse global footprint, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to benefit from the strong and continuing market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions: We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 169 global Managing Directors. A discretionary incentive compensation structure encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank: We have achieved rapid growth and scaled our business meaningfully. During the past five years we have added 87 Managing Directors to enhance sector, product and regional capabilities across our platform with a focus on the largest industry fee pool opportunities. We currently have over 20 offices with 1,308 employees, including 169 Managing Directors. We believe the quality and scale of our global franchise would be a challenge to replicate anew today.

Strong Financial Discipline: We are financially disciplined with an intense focus on managing our organic growth in a cost-effective manner. In addition to our external hiring strategy, we focus heavily on internal talent development which has resulted in nearly 50% of our Managing Director population having been promoted. We continue to promote individuals that are passionate about our culture and have proven track records on our platform. We believe our investment in talent at the junior level creates a self-sustaining pool of potential Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

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

Significant Organic Growth Opportunities: We have made significant investment in our people with the hiring or promotion of 87 Managing Directors in the last five years. Since inception, undergraduate and MBA hiring has been a critical component of our talent strategy. We have a global commitment to our campus recruiting. We are realizing meaningful organic growth from these investments and are proud that a number of individuals who began their career at Moelis are now Managing Directors. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity and idea generation and expanded brand recognition.

High Standard of Confidentiality and Discretion: Due to the highly sensitive nature of M&A discussions where confidentiality is of paramount importance to clients, the M&A business is most effectively operated on a “need to know” basis. We believe that large financial conglomerates with multiple divisions, "Information Barriers" (also known as “Chinese Walls”) and layers of management have a significantly greater number of employees who have access to sensitive client information, which can increase the risk of confidential information or material non-public information leaking. Such leaks can materially impair the viability of transactions and other strategic decisions and cause legal, regulatory and reputational harm. We employ a high standard of confidentiality and discretion, and have instituted procedures designed to safeguard our clients' confidential information or material non-public information and minimize the risk of sensitive information being used inappropriately or leaking to the market.

Diversified Advisory Platform: Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients from large public multinational corporations to financial sponsors to middle market private companies to individual entrepreneurs, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. In addition, we have no meaningful concentration, with our top 10 transactions representing approximately 19% of our revenues in 2024. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

Partnership Culture: We believe that our momentum and commitment to excellence have created an environment that attracts and retains high quality talent. Our people are our most valuable asset and our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and are committed to our culture. We have established a compensation philosophy that reinforces our long‑term vision and values by rewarding collaboration, client impact and lasting relationships and encourages employees to put the interests of our clients and our Company first. Above all, our core values nurture a culture of partnership, passion, optimism, and hard work, inspiring the highest level of quality and integrity in every interaction with our clients and each other.

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

We are dedicated to maintaining an inclusive workplace. Our commitment to uphold a culture of respect is driven by our executive leadership and our Board of Directors. As a global, multicultural firm we are committed to building a workforce that is representative of the range of clients we advise around the world. Our ability to provide a rewarding career path in an environment focused on collaboration that brings together diverse perspectives and experiences results in best in class advice for our clients. Pipeline talent programs including our flagship Leadership Development Program, targeted coaching and development and our Employee Networks, provide an important opportunity for an exchange of ideas and relationship building among employees who identify as part of underrepresented groups and their allies. These firm-sponsored and employee-driven groups support our culture and career development and create a framework for global connectivity and idea sharing. We support approximately 70 nonprofit organizations around the world. While the firm has always been focused on the health and well-being of our employees, we have expanded access to mental health services and support for employees and their families.

We recruit from the world’s leading undergraduate and graduate programs and have developed relationships with a variety of universities where we recruit. Since our inception we have had a dedicated campus recruiting effort through which we have hired many of our analysts and associates. We devote significant time and resources to training and mentoring our employees to ensure our junior professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our developing talent to refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious junior professionals into productive Managing Directors.

Our Strategic Alliances

MA Financial Group Limited

In 2009, we opened an office in Sydney to provide investment banking services in Australia and expand our coverage of the Asia Pacific region. We entered into a 50-50 joint venture in Moelis Australia Holdings PTY Limited ("Moelis Australia") on April 1, 2010, investing a combination of cash and certain net assets in exchange for its interests. On April 10, 2017, Moelis Australia consummated its IPO and became listed on the Australian Securities Exchange. In 2021, the name of Moelis Australia was changed to MA Financial Group Limited (ASX: MAF) ("MA Financial").

Today, MA Financial is a firm specializing in asset management, lending, corporate advisory and equities. Our original position of 50.0 million shares has been reduced by the sale of 31.5 million shares of MAF since the IPO, and further diluted through share issuances of MAF common stock. Despite these transactions, we still maintain an investment in and partnership with MA Financial. In connection with MA Financial’s IPO, the Company and MA Financial entered into a strategic alliance agreement pursuant to which MA Financial continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

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

Kenneth Moelis,

Chairman and Chief Executive Officer of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

Dr. Louise Mirrer

President and CEO of the New York Historical Society, Former Vice Provost for Arts, Sciences, and Engineering at the University of Minnesota-Twin Cities and Former Executive Vice Chancellor for Academic Affairs at the City University of New York

Kenneth L. Shropshire,

David W. Hauck Professor Emeritus at the Wharton School of the University of Pennsylvania, Former Adidas Distinguished Professor of Global Sport and CEO of Global Sport Institute at Arizona State University and Former Faculty Director of Wharton Sports Business Initiative.

Laila Worrell,

CEO of Material Plus, Board Member of the Harvard Business School Club of New York, Member of the Advisory Council for the American Museum of Natural History and Former CEO of Harvard Business Review Global.

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2024).

Certain Managing Director and other Employees[1]
Public stockholders
Moelis & Company Partner Holdings LP[2]
Class A common stock 62% voting interest[3]
Class B common stock 38% voting interest[3]
Moelis & Company
100% equity interest
Class A Partnership Units non-voting 92% economic interest[4]
Moelis & Company Group GP LLC
Exchangeable Class A Partnership units non-voting 8% economic interest
Moelis & Company Group LP
Sole General Partner
Operating entities

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

2. Mr. Moelis controls the managing member of the General Partner of Partner Holdings. See “-- Rights of Partner Holdings and Stockholders Agreement.”

3. Class A common stock is entitled to more than 99.9% of economic participation in the Company and Class B common stock is entitled to an insignificant amount of economic participation in the Company.

4. A portion of these Class A partnership units are held indirectly through subsidiaries. Moelis & Company also holds Class B partnerships units in Group LP. See “-- Amended and Restated Limited Partnership Agreement of Group LP–Voting and Economic Rights.”

NOTE: All U.S. entities on the chart above are incorporated or formed in Delaware.

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

Rights of Partner Holdings and Stockholders Agreement

Moelis & Company is party to a stockholders agreement with Partner Holdings pursuant to which, for so long as the Class B Condition (as defined in our amended and restated certificate of incorporation) is satisfied, Partner Holdings has approval rights over certain corporate actions by Moelis & Company. Our board of directors will nominate individuals designated by Partner Holdings equal to a majority of the board of directors, for so long as the Class B Condition is satisfied and subject to NYSE requirements.

After the Class B Condition ceases to be satisfied, for so long as the Secondary Class B Condition (as defined in the stockholders agreement with Partners Holdings) is satisfied, Partner Holdings will retain certain approval rights and our board of directors will nominate individuals designated by Partner Holdings equal to one quarter of the board of directors subject to NYSE requirements. See “Item 3 - Legal Proceedings” for a discussion of certain litigation relating to the Stockholders Agreement.

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2024 and 2023 referenced throughout this Form 10‑K was obtained from LSEG Data & Analytics (formerly known as Refinitiv) as of January 6, 2025, and January 30, 2024, respectively.

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

We have experienced rapid growth, which may be difficult to sustain at the same rate. Our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these professionals to become profitable and effective. We have, and may in the future, incur significant expenses to recruit these professionals and expend significant time and resources toward training, integration and business development aimed at maximizing the impact of these professionals on our platform. For example, in 2024 we hired 8 new managing directors. If we are unable to recruit and develop productive professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

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

Our future success depends to a substantial degree on our ability to retain qualified professionals within our organization, including our Managing Directors. However, we may not be successful in our efforts to retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if any of our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. There is no guarantee that our compensation and non‑competition arrangements with our Managing Directors provide sufficient incentives or protections to prevent our Managing Directors from resigning to join our competitors. For example, recent initiatives at state and federal levels have sought to restrict or outlaw the enforceability of restrictive covenants, with several states having enacted such legislation, including California. In addition, some of our competitors have more resources than us which may allow them to attract some of our existing employees through compensation or otherwise. The departure of a number of Managing Directors or groups of professionals could have a material adverse effect on our business and our profitability.

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

Our primary competitors include large financial institutions, many of which have far greater financial and other resources than us and, unlike us, have the ability to offer a wider range of products, from loans, deposit taking and insurance to brokerage and trading, which may enhance their competitive position. They also regularly support investment banking, including financial advisory services, with commercial lending and other financial services and products in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures or loss of opportunities, which could materially adversely affect our revenue and profitability. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise.

In addition to our larger competitors, a number of independent investment banks that offer independent advisory services have emerged recently, with several showing rapid growth. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenues and earnings.

Risks Related to Market Conditions and the Impact on Our Business

Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions generally decreases, thereby reducing the demand for our M&A advisory services and increases price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of recapitalization and restructuring transactions may decrease, thereby reducing the demand for our recapitalization and restructuring advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations have been in the past and are likely to be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. In 2024 and 2023, we had 241 clients and 175 clients paying fees equal to or greater than $1 million, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high‑caliber professional services to attract and retain clients and talent. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to comply with applicable laws, rules or regulations, perceptions of our business practices including business selection, or the public announcement or potential publicity surrounding any of these events, even if inaccurate, or satisfactorily addressed, or even if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients and our ability to attract and retain talent, which could have an adverse effect on our financial condition and results of operations.

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

As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data and material non-public information. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with increasingly stringent U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our information systems collecting such information. An increasing number of laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), impose stringent requirements upon the processing of personal data. Any failure to comply with applicable rules could expose us to liability and/or reputational damage.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber‑attacks and a successful breach could lead to shutdowns or disruptions of our systems or third‑party systems on which we rely and potential unauthorized access or disclosure of sensitive or confidential information. Breaches of our or third‑party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber‑attacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. As cyber-attack techniques evolve in response to enhanced detection and protection measures, cyber-attacks/threats/incidents could persist for an extended period of time before detection or escalation. There can be no assurance that the cybersecurity protections and controls utilized by us, or by our third parties on whom we rely, will be effective within this cyber threat landscape. If our or third‑party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. Compromises and disruptions or perceived compromises and disruptions of our systems or of our third parties on whom we rely, including perceptions resulting from reporting obligations, could damage our reputation and subject us to significant liability, expense and regulatory and legal action, and may harm our business. Phishing and email spoofing attacks often seek to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information via social engineering. The proliferation of deepfake technology adds to these risks. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. In addition, our investment banking professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, or our systems are otherwise compromised or do not operate properly, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and reputational harm and in turn materially adversely affect our business. The use of mobile technologies and integration of artificial intelligence technologies ("AI") can heighten these and other operational risks. There can be no assurance that we or the third parties on whom we rely will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats.

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

The occurrence of (or concerns over the possibility of) unforeseen or catastrophic events including widespread health emergencies, cybersecurity incidents and events, terrorist attacks, war, trade policies, geopolitical tensions, military conflict, extreme climate-related incidents or events, or other natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes could create operational difficulties and could lead to economic and financial disruptions that may impair business continuity or our ability to manage our businesses.

The impact of unforeseen or catastrophic events are often driven by factors that are beyond our control and could have a material adverse effect on our business, operating results and financial condition.

If events warrant, we provide the capability for all of our employees to work remotely from home to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis. We rely heavily on financial, accounting, communication and other information technology systems, including, without limitation, cloud based information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of catastrophic events, or increased cybersecurity threats. Failure to successfully recover critical services within a timely manner could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability. Additionally, any failure to satisfy applicable notification or disclosure obligations arising from an incident in a timely manner could lead to regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit events. Catastrophic events may present a threat to our employees’ well-being. While we have business continuity plans to protect the health of our employees, such plans cannot anticipate all scenarios, and may alter workplace practices that could negatively impact us and our business, such as a loss of productivity.

Similarly, the military conflicts abroad or diplomatic tensions could result in geopolitical instability and adversely affect the global economy or specific markets, which could have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. Sanctions or tariffs imposed by the United States and other countries in response to such events could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability and increase the cost of doing business.

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

In 2024, we earned approximately 18% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, some of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

Risks Related to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by Moelis & Company and the future issuance of additional Partnership Units by Moelis & Company Group LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2024, we have 919,029,173 shares of Class A common stock authorized but unissued, including 6,127,283 shares of Class A common stock that may be issued upon exchange of Class A Partnership Units of Group LP. Our restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Moelis & Company Group LP permits Moelis & Company Group LP to issue an unlimited number of additional partnership interests of Moelis & Company Group LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. The Company has authorized 15,000,000 shares of Class A common stock for issuance of new awards under our Moelis & Company 2024 Omnibus Incentive Plan ("2024 Plan"). There were 15,069,078 shares available for issuance as of December 31, 2024, which includes certain shares forfeited, canceled, or otherwise settled without the distribution of shares from the Moelis & Company 2014 Omnibus Incentive Plan. Any Class A common stock that we issue, including under our 2024 Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of Moelis & Company.

Mr. Moelis has significant voting power in Moelis & Company which may give rise to actual or perceived conflicts of interests.

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2024 is approximately 38%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation does not provide for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act of 2002 could have a material adverse effect on our business and share price.

As a publicly traded company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of Sarbanes‑Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

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

During February 2025, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 27, 2025 to Class A common stockholders of record on February 18, 2025. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Our cybersecurity program is overseen by a full-time security team led by our Chief Information Security Officer (“CISO”), reporting directly to our Chief Information Officer (“CIO”). Our CISO has over 20 years of experience in the field of cybersecurity, including prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO has over 18 years of experience as a Chief Information Officer, over 35 years of experience in the field of information technology and oversees the cybersecurity function.

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

On May 17, 2024, two putative stockholders of Archer Aviation, Inc. (“Archer”) (and formerly, Atlas Crest Investment Corp. (“Atlas Crest”)) filed a class action lawsuit (the “Singh Complaint”), on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas Crest, Archer, the Archer co-founders, Moelis & Company Group LP and Moelis & Company LLC (the “Defendants”). The complaint asserts claims against the Defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas Crest and Archer, including claims against the foregoing Moelis entities for aiding and abetting breaches of fiduciary duties and unjust enrichment. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of Archer filed a class action lawsuit (the “Wortman Complaint”), on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the Singh Complaint against the same Defendants. On July 23, 2024, the Court entered an order consolidating the Singh and Wortman actions, designating the Singh Complaint as the operative complaint (the “Complaint”), and appointing the three putative stockholders as Co-Lead Plaintiffs. On October 3, 2024, Defendants moved to dismiss the Complaint for failure to state a claim, and on January 13, 2025, the Co-Lead Plaintiffs filed their answering brief in opposition to the motions to dismiss. Defendants' reply briefs are due on February 28, 2025. The Court has scheduled oral argument on the motions to dismiss for April 17, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “MC.” There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP.

As of February 12, 2025, there were approximately 80 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2025, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 27, 2025 to Class A common stockholders of record on February 18, 2025.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2019 through December 31, 2024, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2019. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2024

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2024. Share repurchases are recorded on a trade date basis.

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
October 1 - October 31	391	$68.31	—	$62.5 million
November 1 - November 30	2,148	66.49	—	62.5 million
December 1 - December 31	12,159	75.79	—	62.5 million
Total	14,698	$74.23	—	$62.5 million
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

As of December 31, 2024, we served our clients globally with 917 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2024 and 2023 referenced throughout this Form 10-K was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv), as of January 6, 2025 and January 30, 2024, respectively.

For the year ended December 31, 2024, we earned GAAP revenues of $1,194.5 million compared with $854.7 million earned during the same period in 2023. This represents an increase of 40% compared to a de minimis increase in the number of global completed M&A transactions greater than $100 million in the same period.

The M&A market gradually improved throughout 2024 as companies adapted their M&A strategies and the Federal Reserve began cutting interest rates in the back half of the year. We expect to see continued improvement in the M&A market and our client dialogue and engagement is increasing as corporate boards continue to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the near-record levels of capital accumulated by financial sponsors combined with unsold portfolio companies in recent years should provide for increased financial sponsor-related M&A. Improving macroeconomic and investor sentiment has led to better capital raising and financing conditions for our capital markets business. Additionally, the increasing role of alternative capital providers within the transaction financing ecosystem provides expanded opportunities for our team to provide the full suite of capital raising solutions to our clients. We anticipate a prolonged restructuring cycle driven by elevated borrowing costs which provides a constructive environment for out-of-court liability management and in-court restructurings.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2024 and 2023. For a discussion of our results of operations for the year ended December 31, 2022, refer to “Item 7-

Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023.

	Year Ended December 31,			Variance
($ in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$1,194,545	$854,748	$985,297	40%	-13%
Expenses:
Compensation and benefits	830,151	714,749	618,195	16%	16%
Non-compensation expenses	191,449	180,351	151,002	6%	19%
Total operating expenses	1,021,600	895,100	769,197	14%	16%
Operating income (loss)	172,945	(40,352)	216,100	N/M	N/M
Other income and (expenses)	23,067	11,205	220	106%	4,993%
Income (loss) before income taxes	196,012	(29,147)	216,320	N/M	N/M
Provision (benefit) for income taxes	44,521	(1,631)	47,638	N/M	N/M
Net income (loss)	$151,491	$(27,516)	$168,682	N/M	N/M
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

Year Ended December 31, 2024 versus 2023

Revenues were $1,194.5 million for the year ended December 31, 2024 compared with $854.7 million for the same period in 2023, representing an increase of 40%. The increase in revenues was driven by an increase in the number of completed transactions as compared to the prior year period.

For the years ended December 31, 2024 and 2023, we earned revenues from 406 clients and 304 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 241 clients and 175 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Expenses:
Compensation and benefits	$830,151	$714,749	$618,195	16%	16%
% of revenues	69%	84%	63%
Non-compensation expenses	$191,449	$180,351	$151,002	6%	19%
% of revenues	16%	21%	15%
Total operating expenses	$1,021,600	$895,100	$769,197	14%	16%
% of revenues	86%	105%	78%

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

Year Ended December 31, 2024 versus 2023

Operating expenses were $1,021.6 million for the year ended December 31, 2024 and represented 86% of revenues, compared with $895.1 million for the same period in 2023 which represented 105% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior period.

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

Year Ended December 31, 2024 versus 2023

For the year ended December 31, 2024, compensation-related expenses of $830.2 million represented 69% of revenues, compared with $714.7 million which represented 84% of revenues in the prior year. The increase in compensation expenses is primarily due to a higher discretionary bonus expense accrual, as a result of higher revenues earned, as compared with the prior year period.

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

Year Ended December 31, 2024 versus 2023

For the year ended December 31, 2024, non-compensation expenses of $191.4 million represented 16% of revenues, compared with $180.4 million, which represented 21% of revenues in the prior year period. The increase in non-compensation expenses is broad-based and related to increased headcount and the expansion of our business.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2024 versus 2023

Other income and expenses was income of $23.1 million and $11.2 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the income was primarily related to income of $12.4 million earned on cash equivalent investments and sovereign debt securities, a $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial, and $3.3 million from the Company's share of earnings in MA Financial. In the prior year, the income was related to income of $11.3 million on cash equivalent investments and sovereign debt securities, $5.3 million in gains on equity securities sold during the period, $3.4 million from the Company's share of earnings in MA Financial, and $3.6 million in benefits arising from the enforcement of non-compete provisions, partially offset by the $10.0 million SEC fine.

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

Year Ended December 31, 2024 versus 2023

The Company’s provision for income taxes was an expense of $44.5 million against a pre-tax income of $196.0 million and a benefit of $1.6 million against pre-tax loss of $29.1 million for the years ended December 31, 2024 and 2023, respectively. The income tax provision for the aforementioned periods primarily reflects the Company's allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, and the effect of certain non-tax-deductible items, offset by the impact of the excess tax benefit recognized from equity compensation delivered at the time of vesting at a price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2024 and 2023, the Company had cash equivalents of $350.9 million and $137.4 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of December 31, 2024 and 2023, the Company had cash of $61.5 million and $49.1 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit, which are both highly-liquid instruments in active markets, that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2024, and 2023, the Company held $147.9 million and $162.9 million of primarily sovereign debt securities classified as investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2024, and 2023, accounts receivable were $51.4 million and $51.2 million, respectively, net of allowances of $1.7 million and $1.3 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain two revolving credit facilities with aggregate base credit commitments of $50.0 million. The facility for corporate purposes has a base credit commitment of $5.0 million, and we can request a temporary increase of the credit amount by up to $45.0 million, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Unless the lender issues a notice of termination prior to the maturity date of May 24, 2025, this facility will automatically extend to June 30, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.3% or (ii) Prime minus 1.50%.

As of December 31, 2024, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2025, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowing under the credit facility and the available committed credit under this facility was $45.0 million as of December 31, 2024.

During February 2025, the Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 27, 2025 to Class A common stockholders of record on February 18, 2025. During the year ended December 31, 2024, the Company paid aggregate dividends of $2.40 per share.

During the years ended December 31, 2024 and 2023, the Company repurchased 196,416 shares and 1,107,683 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of December 31, 2024.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, record‑keeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 11 of the consolidated financial statements for further information. These regulations differ in the United States, United Kingdom, Hong Kong and other countries in which we operate a registered broker‑dealer. The license under which we operate in each such country is meant to be appropriate to conduct an advisory business. We believe that we provide each of our subsidiaries with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$151,491	$(27,516)	$168,682
Non-cash charges	195,156	151,942	175,526
Other operating activities	80,838	34,046	(311,214)
Total operating activities	427,485	158,472	32,994
Investing Activities	17,112	48,574	(11,183)
Financing Activities	(215,105)	(229,173)	(326,901)
Effect of exchange rate changes	(3,528)	1,803	(8,385)
Net increase (decrease) in cash	225,964	(20,324)	(313,475)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$413,179	$187,215	$207,539

Year Ended December 31, 2024

Cash, cash equivalents and restricted cash were $413.2 million as of December 31, 2024, an increase of $226.0 million from $187.2 million as of December 31, 2023. Operating activities resulted in a net inflow of $427.5 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net inflow of $17.1 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $215.1 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of December 31, 2024, the Company has a total payable of $290.8 million due pursuant to the tax receivable agreement in the consolidated financial statements. There is no payment due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $20.3 million pursuant to the tax receivable agreement during 2024.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income were losses of $3.1 million and gains of $0.7 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2024 and 2023, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Moelis & Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2024, and the related notes, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Moelis & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue— Refer to Note 2 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the reporting period in which transaction fees were recognized included the following, among others:

•
We tested the design and operating effectiveness of the Company's controls over revenue recognition, including controls over the Company's assessment of transactions that closed subsequent to the period-end date which might meet the criteria for recognition during the year ended December 31, 2024.

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

•
Compared the revenue recognized to the consideration received or expected to be received based on the terms included in the engagement letter and any modifications agreed upon with customers.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$412,467	$186,417
Restricted cash	712	798
Receivables:
Accounts receivable, net of allowance for credit losses of $1,666 and $1,263 as of December 31, 2024 and December 31, 2023, respectively	51,404	51,219
Accrued and other receivables	22,305	12,416
Total receivables	73,709	63,635
Deferred compensation	18,382	17,133
Investments	184,601	210,357
Right-of-use assets	180,370	171,998
Equipment and leasehold improvements, net	65,451	63,803
Deferred tax assets	410,512	437,238
Prepaid expenses and other assets	32,732	28,380
Total assets	$1,378,936	$1,179,759
Liabilities and Equity
Compensation payable	$346,323	$259,771
Accounts payable, accrued expenses and other liabilities	33,597	32,626
Amount due pursuant to tax receivable agreement	290,813	304,567
Deferred revenue	5,585	4,649
Lease liabilities	223,235	215,684
Total liabilities	899,553	817,297
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 80,970,827 issued and 70,589,951 outstanding at December 31, 2024; 1,000,000,000 authorized, 76,859,499 issued and 66,675,039 outstanding at December 31, 2023)	810	768
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,331,619 issued and outstanding at December 31, 2024; 1,000,000,000 authorized, 4,489,778 issued and outstanding at December 31, 2023)	43	45
Treasury stock, at cost; 10,380,876 and 10,184,460 shares at December 31, 2024 and December 31, 2023, respectively	(461,701)	(450,859)
Additional paid-in-capital	1,730,838	1,573,702
Retained earnings (accumulated deficit)	(821,650)	(767,587)
Accumulated other comprehensive income (loss)	(6,734)	(3,928)
Total Moelis & Company equity	441,606	352,141
Noncontrolling interests	37,777	10,321
Total equity	479,383	362,462
Total liabilities and equity	$1,378,936	$1,179,759

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,194,545	$854,748	$985,297
Expenses
Compensation and benefits	830,151	714,749	618,195
Occupancy	29,908	28,608	24,243
Professional fees	27,056	32,796	20,971
Communication, technology and information services	50,573	45,978	39,310
Travel and related expenses	40,054	37,005	32,416
Depreciation and amortization	10,444	8,317	7,975
Other expenses	33,414	27,647	26,087
Total expenses	1,021,600	895,100	769,197
Operating income (loss)	172,945	(40,352)	216,100
Other income and (expenses)	23,067	11,205	220
Income (loss) before income taxes	196,012	(29,147)	216,320
Provision (benefit) for income taxes	44,521	(1,631)	47,638
Net income (loss)	151,491	(27,516)	168,682
Net income (loss) attributable to noncontrolling interests	15,471	(2,816)	18,337
Net income (loss) attributable to Moelis & Company	$136,020	$(24,700)	$150,345
Weighted-average shares of Class A common stock outstanding
Basic	71,876,838	68,501,018	65,766,439
Diluted	76,611,948	68,501,018	70,320,182
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$1.89	$(0.36)	$2.29
Diluted	$1.78	$(0.36)	$2.14

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$151,491	$(27,516)	$168,682
Foreign currency translation adjustment, net of tax	(3,069)	659	(4,333)
Other comprehensive income (loss)	(3,069)	659	(4,333)
Comprehensive income (loss)	148,422	(26,857)	164,349
Less: Comprehensive income (loss) attributable to noncontrolling interests	15,208	(2,758)	17,973
Comprehensive income (loss) attributable to Moelis & Company	$133,214	$(24,099)	$146,376

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$151,491	$(27,516)	$168,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	1,646	1,099	2,630
Depreciation and amortization	10,444	8,317	7,975
Equity-based compensation	161,445	158,189	128,938
Deferred tax provision (benefit)	35,068	(4,292)	26,786
Other	(13,447)	(11,371)	9,197
Changes in assets and liabilities:
Accounts receivable	(1,835)	(4,014)	(20,320)
Accrued and other receivables	(2,754)	(3,900)	22,026
Prepaid expenses and other assets	(4,439)	5,317	(14,987)
Deferred compensation	(1,260)	(1,957)	(3,762)
Compensation payable	87,054	14,889	(255,291)
Accounts payable, accrued expenses and other liabilities	21	23,744	(45,043)
Deferred revenue	944	(3,125)	3,227
Dividends received	3,107	3,092	2,936
Net cash provided by (used in) operating activities	427,485	158,472	32,994
Cash flows from investing activities
Purchases of investments	(169,457)	(210,579)	(334,743)
Proceeds from sales of investments	188,284	275,848	332,517
Notes issued to employees	(6,580)	—	(3,000)
Proceeds from partial sale of equity method investment	16,957	—	—
Purchases of equipment and leasehold improvements	(12,092)	(16,695)	(5,957)
Net cash provided by (used in) investing activities	17,112	48,574	(11,183)
Cash flows from financing activities
Payments for dividends and tax distributions	(184,160)	(182,156)	(174,651)
Payments for treasury stock purchases	(10,842)	(47,002)	(147,537)
Payments under tax receivable agreement	(20,103)	—	(6,613)
Other proceeds (distributions)	—	(15)	1,900
Net cash provided by (used in) financing activities	(215,105)	(229,173)	(326,901)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(3,528)	1,803	(8,385)
Net increase (decrease) in cash, cash equivalents, and restricted cash	225,964	(20,324)	(313,475)
Cash, cash equivalents, and restricted cash, beginning of period	187,215	207,539	521,014
Cash, cash equivalents, and restricted cash, end of period	$413,179	$187,215	$207,539
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$2,616	$(3,625)	$76,422
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,720	$704	$7,478
Dividends in kind	$20,187	$21,857	$20,804
Non-cash settlement of accounts receivable	$261	$—	$10,802
Forfeiture of fully-vested Group LP units or other equity units	$876	$889	$—

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2022	68,518,779	4,686,344	(5,873,180)	$685	$47	$(256,320)	$1,280,498	$(535,282)	$(560)	$(10,769)	$478,299
Net income (loss)	—	—	—	$—	$—	$—	$—	$150,345	$—	$18,337	$168,682
Equity-based compensation	3,488,662	—	—	33	—	—	103,040	—	—	25,865	128,938
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,969)	(364)	(4,333)
Dividends declared ($2.40 per share of Class A Common stock) and tax distributions	—	—	—	—	—	—	20,804	(175,753)	—	(19,702)	(174,651)
Treasury Stock Purchases	—	—	(3,203,597)	—	—	(147,537)	—	—	—	—	(147,537)
Class A Partnership Units or other equity converted into Class A Common Stock	1,055,740	(50,446)	—	12	(1)	—	8,291	—	—	(824)	7,478
Equity-based payments to non-employees	—	—	—	—	—	—	162	—	—	—	162
Other	—	—	—	—	—	—	—	—	—	1,900	1,900
Balance as of December 31, 2022	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	$—	$—	$—	$—	$(24,700)	$—	$(2,816)	$(27,516)
Equity-based compensation	3,556,291	—	—	35	—	—	138,852	—	—	19,302	158,189
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	601	58	659
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	21,857	(182,197)	—	(21,816)	(182,156)
Treasury Stock Purchases	—	—	(1,107,683)	—	—	(47,002)	—	—	—	—	(47,002)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(627)	—	—	1,329	704
Equity-based payments to non-employees	—	—	—	—	—	—	1,550	—	—	—	1,550
Other	—	—	—	—	—	—	(725)	—	—	(179)	(904)
Balance as of December 31, 2023	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	$—	$—	$—	$—	$136,020	$—	$15,471	$151,491
Equity-based compensation	3,602,319	—	—	35	—	—	134,051	—	—	27,359	161,445
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,806)	(263)	(3,069)
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	20,187	(189,164)	—	(15,183)	(184,160)
Treasury Stock Purchases	—	—	(196,416)	—	—	(10,842)	—	—	—	—	(10,842)
Class A Partnership Units or other equity converted into Class A Common Stock	509,009	(158,159)	—	7	(2)	—	2,398	—	—	(683)	1,720
Equity-based payments to non-employees	—	—	—	—	—	—	1,212	—	—	—	1,212
Other	—	—	—	—	—	—	(712)	(919)	—	755	(876)
Balance as of December 31, 2024	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2024 and 2023, is presented below.

	December 31,
	2024	2023
Cash	$61,545	$49,054
Cash equivalents	350,922	137,363
Restricted cash	712	798
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$413,179	$187,215

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of December 31, 2024 and 2023 were $2,377 and $4,422, respectively, of long term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long term receivables generated interest income of $86, $209, and $607 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

After concluding that a reserved accounts receivable is no longer collectible, the Company will charge-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

The following tables summarize credit loss allowance activity for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Beginning Balance	$1,221	$42	$1,263	$1,136	$593	$1,729
Bad Debt Expense, net of reversals	1,664	(18)	1,646	370	729	1,099
Write-offs, foreign currency translation and other adjustments	(1,243)	—	(1,243)	(285)	(1,280)	(1,565)
Ending Balance	$1,642	$24	$1,666	$1,221	$42	$1,263

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

Equity Method Investments—The Company accounts for its investments under the equity method of accounting when the Company does not control the investee but has the ability to exercise significant influence. The amounts recorded in investments on the consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investee. The Company reflects its share of gains and losses of the investee in other income and expenses in the consolidated statements of operations using the most recently available earnings data at the end of the period.

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

As of December 31, 2024, and December 31, 2023, the Company had deferred revenues of $5,585 and $4,649, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the years ended December 31, 2024 and 2023, $4,649 and $7,598 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

Due to the factors that may delay or terminate a transaction, the Company does not estimate constrained transaction fees for revenue recognition. Quantitative disclosures of constrained variable consideration are not provided for remaining, wholly unsatisfied, performance obligations. The remaining performance obligations related to retainers, upfront fees and announcement fees are typically associated with contracts that have durations of one year or less.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant‑date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a nonemployee in exchange for an equity instrument based on the award's grant-date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2024, 2023 and 2022, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2024, 2023 and 2022, no such amounts were recorded.

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

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 improves public entity disclosures by requiring the disaggregation of certain expense categories in the notes to the financial statements for qualifying entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Upon initial evaluation, the Company does not expect the adoption of ASU 2024-03 to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2024	2023
Office equipment	$22,154	$18,931
Furniture and fixtures	16,842	16,143
Leasehold improvements	75,295	69,910
Construction in progress	2,556	1,714
Total	116,847	106,698
Less: Accumulated depreciation and amortization	(51,396)	(42,895)
Equipment and leasehold improvements, net	$65,451	$63,803

Depreciation and amortization expenses for fixed assets totaled $10,444, $8,317 and $7,975 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024 and December 31, 2023, there were $954 and $1,151 of costs capitalized, net of $1,917 and $1,720 of accumulated amortization, respectively, within prepaid expenses and other assets on our consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $197, $488, and $488 for the years ended December 31, 2024, 2023 and 2022, respectively. The amortization expense was recorded within communication, technology and information services on the consolidated statements of operations.

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

The estimated fair value of sovereign debt securities, money market funds, and certificates of deposit are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of December 31, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$240,558	$—	$240,558	$—
Money market funds	100,227	—	100,227	—
Certificates of Deposit	10,137	—	10,137	—
Total financial assets included in cash and cash equivalents	350,922	—	350,922	—
Investments
Sovereign debt securities	146,924	—	146,924	—
Certificates of Deposit	1,000	—	1,000	—
Total financial assets included in investments	147,924	—	147,924	—
Total financial assets	$498,846	$—	$498,846	$—

There were no unrealized gains or losses on equity securities held at the reporting date for the year ended December 31, 2024. For sovereign debt securities measured at fair value and held at the reporting date, unrealized gains of $3,020 were recognized for the year ended December 31, 2024. All gains and losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the consolidated statement of financial condition was $144,904 as of December 31, 2024.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s consolidated statements of financial condition. As of December 31, 2024, and 2023, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $36,677 and $47,458, respectively. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operation.

During the years ended December 31, 2024, 2023 and 2022, MA Financial declared dividends, of which the Company received $3,107, $3,092, and $2,936, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During the year ended December 31, 2024, the Company sold 5,000,000 shares of MA Financial common stock and the Company's ownership interest in MA Financial was reduced. This transaction resulted in a gain of $6,975, recorded in other income and expenses on the consolidated statements of operations.

From time to time, MA Financial may issue shares in connection with a transaction or employee compensation which reduces the Company's ownership interest in MA Financial and can result in dilution gains or losses. Such gains or losses are recorded in other income and expenses on the consolidated statements of operation.

6.
INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2024	2023	2022
U.S.	$185,957	$(24,267)	$164,623
Non-U.S.	10,055	(4,880)	51,697
Income (loss) before income taxes	$196,012	$(29,147)	$216,320

The current and deferred components of the income tax provision for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$1,055	$1,425	$8,659
State and Local	3,565	(183)	6,290
Foreign	4,833	1,419	5,901

Deferred income taxes:
Federal	$34,473	$(2,471)	$20,308
State and Local	5,673	(125)	4,788
Foreign	(5,078)	(1,696)	1,692
Total	$44,521	$(1,631)	$47,638

The total provision for income taxes differs from the amount which would be computed by applying the appropriate statutory rate to income before income taxes as follows:

	For the Year Ended December 31,
	2024	2023	2022
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to state and local taxes	4.0%	1.3%	2.3%
Rate benefit as a U.S. limited partnership/flow through	-1.7%	-1.8%	-1.8%
Excess tax benefit from equity compensation delivery	-5.0%	9.2%	-2.6%
Foreign taxes	0.4%	3.3%	0.8%
Non-deductible expenses	3.8%	-20.2%	1.9%
Regulatory settlements	0.0%	-6.7%	0.0%
Return to provision	0.5%	-4.0%	1.1%
Other	-0.3%	3.4%	-0.8%
Effective income tax rate	22.7%	5.5%	21.9%

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

The significant components of deferred tax assets and liabilities included on the Company’s consolidated statements of financial condition are as follows:

	For the Year Ended December 31,
	2024	2023
Net operating loss	$35,222	$40,140
Step-up in tax basis in Group LP assets	309,285	332,261
Deferred compensation	81,564	75,168
Lease liability	50,922	49,505
Other	2,319	7,869
Net deferred tax asset before valuation allowance	479,312	504,943
Valuation allowance on NOL and other	(15,475)	(14,870)
Deferred tax asset	$463,837	$490,073

Right-of-use asset	$(41,012)	$(39,409)
Other	(12,313)	(13,426)
Deferred tax liability	$(53,325)	$(52,835)

Net deferred tax asset	$410,512	$437,238

The Company recorded a decrease in the net deferred tax asset of $26,726 for the year ended December 31, 2024, which was primarily attributable to current year amortization of the tax basis in Group LP assets, partially offset by an increase in the step-up in tax basis in Group LP assets in connection with the exchanges of Group LP partnership units for Class A common stock during 2024.

As of December 31, 2024, the Company had accumulated net operating loss carryforwards related to its operations of approximately $142,423 for which it has recorded a deferred tax asset of $35,222. All of the $142,423 in operating losses (or $35,222 of the deferred tax asset) has an indefinite life.

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

Group LP was selected for examination by the Internal Revenue Service in 2023 for the tax year ended December 31, 2020. The Company’s tax years for 2023, 2022, 2021, and 2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2024, 2023 and 2022.

Additionally, the Organization for Economic Cooperation and Development ("OECD") reached agreement among various countries, including the European Union member states, to establish a 15% minimum tax on certain multinational companies, commonly called “Pillar Two”. Many countries continue to announce changes in their tax laws and regulations to implement the OECD Pillar Two framework. The impact of Pillar Two is not significant for the Company in 2024. The Company will continue to monitor and evaluate Pillar Two as new legislation and guidance become available.

7.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2024, 2023 and 2022 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2024		2023		2022
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$136,020		$(24,700)		$150,345
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$136,020		$(24,700)		$150,345
Denominator:
Weighted average shares of Class A common stock outstanding—basic		71,876,838		68,501,018		65,766,439
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,735,110	(b)(c)	—	(b)	4,553,743
Weighted average shares of Class A common stock outstanding—diluted		76,611,948		68,501,018		70,320,182
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$1.89		$(0.36)		$2.29
Diluted		$1.78		$(0.36)		$2.14

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 82,710,678 shares for the year ended December 31, 2024, 74,739,488 shares for the year ended December 31, 2023 and 76,361,466 shares for the year ended December 31, 2022. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the years ended December 31, 2024, 2023 and 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
(b)
Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the years ended December 31, 2024, 2023 and 2022, there were 7,388 RSUs, 3,771 RSUs, and 17,686 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.
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
8.
EQUITY‑BASED COMPENSATION

Omnibus Incentive Plans

In connection with the IPO, the Company adopted the Moelis & Company 2014 Omnibus Incentive Plan (the “2014 Plan”) to provide additional incentives to selected officers, employees, Managing Directors, non‑employee directors, independent contractors, partners, senior advisors and consultants. On June 6, 2024, stockholders approved the Moelis & Company 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaces the 2014 Plan that expired by its terms on April 14, 2024. The 2024 Plan provides for the issuance of a maximum of 15,000,000 shares plus any shares associated with awards granted under the 2014 Plan outstanding as of April 14, 2024 that are subsequently forfeited, canceled, exchanged or surrendered without distribution of shares, or settled in cash. Issuances pursuant to the 2024 Plan may be in the form of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, stock bonuses, other stock‑based awards (including partnership interests that are exchangeable into stock upon satisfaction of certain conditions) and cash awards.

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the years ended December 31, 2024, 2023 and 2022, the Company recognized expenses of $161,445, $158,189, and $128,938, respectively.

The following table summarizes activity related to RSUs for the years ended December 31, 2024, 2023 and 2022.

	Restricted Stock Units
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,850,574	$46.82	8,099,629	$47.49	8,068,120	$46.36
Granted	3,952,503	55.55	4,072,746	44.42	3,430,910	48.97
Forfeited	(806,897)	51.05	(421,469)	45.41	(306,906)	48.78
Vested	(3,265,222)	46.35	(3,900,332)	45.65	(3,092,495)	46.10
Unvested Balance at December 31,	7,730,958	$51.04	7,850,574	$46.82	8,099,629	$47.49

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the years ended December 31, 2024, 2023 and 2022, the Company granted 415,753, 482,941, and 809,899 Partnership Units, respectively, with grant-date fair values of $20,914, $20,037, and $38,413, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the years ended December 31, 2024 and 2023, the Company granted 91,498 and 100,722 target Performance Units (with a maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with grant-date fair values of $5,133 and $4,594, respectively.

As of December 31, 2024, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $160,765, which is expected to be recognized over a weighted‑average period of 1.5 years.

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

As of December 31, 2024, there were 80,970,827 shares of Class A common stock issued, 10,380,876 shares of treasury stock, and 70,589,951 shares outstanding. As of December 31, 2023, there were 76,859,499 shares of Class A common stock issued, 10,184,460 shares of treasury stock, and 66,675,039 shares outstanding.

The changes in Class A common stock since the IPO are due primarily to the follow-on offering transactions described 1above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units issued in connection with the Company’s annual compensation process and ongoing hiring process.

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

As of December 31, 2024, and 2023, 4,331,619 and 4,489,778 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2024 and 2023, the Company repurchased 196,416 and 1,107,683 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $10,842 and $47,002, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2024 and 2023.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of December 31, 2024.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2024 and 2023, partners held 6,124,888 and 6,286,001 Group LP partnership units, respectively, representing an 8% and 9% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 70,589,951 shares of Class A common stock outstanding as of December 31, 2024 (66,675,039 as of December 31, 2023), represents the controlling interest.

10.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On August 30, 2014, a related party, Moelis & Company Manager LLC ("Manager"), acquired an aircraft with funds received solely from its managing member (Mr. Moelis). The aircraft is used and operated by the Company pursuant to a dry lease with Manager, the lessor, and Mr. Moelis that was entered into on July 12, 2019. The terms of the dry lease are comparable to the market rates of leasing from an independent third-party. Pursuant to this dry lease arrangement, the lessee is obligated to bear its share of the costs of operating the aircraft. In addition, Mr. Moelis is the other lessee of the aircraft and shares the operating and related costs of the plane in proportion to his respective use pursuant to a cost sharing and operating agreement that became effective in tandem with the dry lease. In 2024, the dry lease and cost sharing agreements with Mr. Moelis were extended on a month-to-month basis for one year and are scheduled to terminate on December 31, 2025 if no party terminates the agreement prior to that date.

During the years ended December 31, 2024, 2023 and 2022, the Company incurred $519, $1,078, and $1,295, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes—As of December 31, 2024, there were $9,580 of unsecured promissory notes from employees held by the Company (December 31, 2023: $3,119). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the years ended December 31, 2024, 2023 and 2022, the Company recognized interest income of $410, $125, and $17, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations. During the year ended December 31, 2022, the Company recognized $100 of compensation and benefits expense related to tranches of a promissory note that will not be repaid.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $234, $225, and $221 for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2024 and 2023, the Company had no balances due to or from Moelis Asset Management LP.

Affiliated SPACs and SPAC Sponsors—As needed, the Company provided office space, secretarial, administrative, and other corporate services to Atlas Crest Entities. These services were provided to the Atlas Crest Entities upon consummation of their IPOs, in each case for a fee of $10 per month. These types of arrangements generally persisted with each Atlas Crest Entity until such Atlas Crest Entity consummated a business combination or was liquidated. During 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated. Therefore, no additional service fees are expected. For the years ended December 31, 2024, 2023 and 2022, this fee totaled $0, $0, and $110, respectively.

Revenues—From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $9,663, $0, and $8,857 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company and its affiliate MA Financial jointly executed a transaction with a third-party client where the engagement contract was with MA Financial. The Company earned revenues of $4,212 for the year ended December 31, 2022 related to this transaction.

11.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of December 31, 2024, U.S. Broker Dealer had net capital of $203,877, which was $203,627 in excess of its required net capital. As of December 31, 2023, U.S. Broker Dealer had net capital of $25,223 which was $24,973 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

12.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit— The Company amended its revolving credit facilities during the second quarter of 2024 and maintains aggregate base credit commitments of $50,000 across the following two facilities:

Corporate Facility - The Company maintains a corporate revolving credit facility with a base credit commitment of $5,000. The Company has the option to request a temporary increase of up to $45,000, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Unless the lender issues a notice of termination prior to such maturity date, this facility will automatically extend to June 30, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.3% or (ii) Prime minus 1.50%.

As of December 31, 2024 and 2023, the Company had no borrowings under the credit facility. As of December 31, 2024, the Company’s available committed credit under this facility was $4,441 as a result of the issuance of an aggregate amount of $559 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2025 and a maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of December 31, 2024.

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

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Supplemental Income Statement Information:
Operating lease cost	$26,227	$24,714	$22,215

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(26,613)	$(22,211)	$(9,800)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$27,761	$38,113	$4,806

Other Information:
Weighted-average remaining lease term - operating leases (in years)	10.88	11.96	12.70
Weighted-average discount rate - operating leases	4.21%	3.99%	3.51%

During the years ended December 31, 2024, 2023 and 2022, the Company received $482, $2,110, and $14,495 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

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

As of December 31, 2024, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
2025	$(420)	$25,410
2026	—	25,963
2027	—	26,877
2028	—	26,779
2029	—	26,160
Thereafter	—	155,256
Total Payments	$(420)	$286,445

Less: Tenant improvement allowances		(4,843)
Less: Present value adjustment		(58,367)
Total		$223,235

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

13.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022, in the amounts of $4,506, $3,670, and $3,619, respectively.

14.
SEGMENT INFORMATION

The Company operates a single segment advisory business that offers clients, including corporations, financial sponsors, governments and sovereign wealth funds, a range of products with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fundraising and secondary transactions, and other corporate finance matters.

The Company’s Chief Operating Decision Maker (“CODM”) is Kenneth Moelis, Chief Executive Officer. The CODM is regularly provided, on a consolidated basis, the advisory segment’s significant expenses, which are the same as those presented in the Company’s consolidated statements of operations. The primary measure of the advisory segment’s profit or loss regularly evaluated by the CODM is consolidated net income or net loss. The advisory segment’s total assets are presented on the Company’s consolidated statements of financial position and the segment’s accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies. Since the financial markets are global in nature, the CODM generally manages the business based on the operating results of the enterprise holistically, not by geographic region or product type. The information reviewed by the CODM is used to make strategic decisions about the Company’s operations, growth strategies, and capital allocation.

The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Revenues:
United States	$979,899	$675,735	$773,869
Europe	107,273	111,786	131,016
Rest of World	107,373	67,227	80,412
Total	$1,194,545	$854,748	$985,297

	December 31,	December 31,
	2024	2023
Assets:
United States	$1,169,236	$985,592
Europe	65,380	74,832
Rest of World	144,320	119,335
Total	$1,378,936	$1,179,759

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on March 27, 2025, to Class A common stockholders of record on February 18, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B. Other Information

Master Services Agreement

In April 2014, we entered into a Master Services Agreement with Moelis Asset Management LP, an entity controlled by our Chairman and Chief Executive Officer Kenneth Moelis, and certain of Moelis Asset Management LP’s subsidiaries, which has been renewed annually through 2024. On February 27, 2025, we entered into a renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.24.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2024 annual meeting of stockholders (“2025 Proxy Statement”), expected to be held in June 2025, and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The Company has an insider trading policy governing the purchase, sale, and other disposition of our securities for all personnel, including directors, officers, employees, and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding securities issued under our Moelis & Company 2024 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Equity Compensation	Securities Reflected
	Plan Category		Awards	In First Column) (2)
Equity compensation plans approved by shareholders	2024 Omnibus Incentive Plan	(1)	11,412,614	15,069,078
Equity compensation plans not approved by shareholders	None		—	—
Total			11,412,614	15,069,078

(1)
Our Moelis & Company 2024 Omnibus Incentive Plan ("2024 Plan") was approved by our security holders in June 2024. See “Note 8—Equity-Based Compensation” of the consolidated financial statements for a description of our Omnibus Incentive Plan.
(2)
The 2024 Plan provides for the issuance of 15,000,000 shares plus any shares associated with awards granted under the Moelis & Company 2014 Omnibus Incentive Plan that are forfeited, canceled, or otherwise settled without the distribution of shares.

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.2**	Moelis & Company 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024)

10.3

Stockholders Agreement, dated April 15, 2014, by and between the Registrant and Moelis & Company Partner Holdings LP, Kenneth Moelis, The Moelis Irrevocable Trust and The Moelis Family Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.4**	Statement of Terms and Conditions of the 2024 Incentive Restricted Stock Unit Award Granted in 2025 for Managing Directors

10.5**	Statement of Terms and Conditions of the 2024 Annual Restricted Stock Unit Award for Non-Employee Directors

10.6**	Statement of Terms and Conditions of the 2024 Elective Restricted Stock Unit Award for Non-Employee Directors

10.7**	Moelis & Company Group Employee Holdings LP Vesting Agreement

10.8**	Moelis & Company Group Employee Holdings LP Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.9

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019)

10.11

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12

First Amendment to the Tax Receivable Agreement, dated December 18, 2023, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2023)

10.13

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.16**

Employment Agreement, dated April 15, 2014, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.17**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.18

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.19

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.20

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.21

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.22

Master Services Agreement dated February 23, 2023 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2023)

10.23

Master Services Agreement dated February 22, 2024 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 22, 2023.)

10.24	Master Services Agreement dated February 27, 2025 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

10.25	Moelis & Company Clawback Policy (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 22, 2023.)

19.1	Moelis & Company Insider Trading Policy

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

______________________________

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of February, 2025.

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

Signature	Title	Date

/s/ KENNETH MOELIS	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Kenneth Moelis

/s/ JOSEPH SIMON	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Joseph Simon

/s/ CHRIS CALLESANO	Principal Accounting Officer	February 27, 2025
Chris Callesano

/s/ ERIC CANTOR	Vice Chairman and Director	February 27, 2025
Eric Cantor

/s/ DR. LOUISE MIRRER	Director	February 27, 2025
Dr. Louise Mirrer

/s/ KENNETH L. SHROPSHIRE	Director	February 27, 2025
Kenneth L. Shropshire

/s/ LAILA WORRELL	Director	February 27, 2025
Laila Worrell