Form 10-Q
period 2025-03-31
Moelis & Co
filed 2025-04-24
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 9, 2025, there were 74,183,429 shares of Class A common stock, par value $0.01 per share, and 4,324,418 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$184,530	$412,467
Restricted cash	846	712
Receivables:
Accounts receivable, net of allowance for credit losses of $2,006 and $1,666 as of March 31, 2025 and December 31, 2024, respectively	55,466	51,404
Accrued and other receivables	37,874	22,305
Total receivables	93,340	73,709
Deferred compensation	32,890	18,382
Investments	188,398	184,601
Right-of-use assets	176,673	180,370
Equipment and leasehold improvements, net	65,776	65,451
Deferred tax assets	431,362	410,512
Prepaid expenses and other assets	32,601	32,732
Total assets	$1,206,416	$1,378,936
Liabilities and Equity
Compensation payable	$65,400	$346,323
Accounts payable, accrued expenses and other liabilities	47,942	33,597
Amount due pursuant to tax receivable agreement	298,837	290,813
Deferred revenue	8,209	5,585
Lease liabilities	220,075	223,235
Total liabilities	640,463	899,553
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 84,720,410 issued and 74,183,429 outstanding at March 31, 2025; 1,000,000,000 authorized, 80,970,827 issued and 70,589,951 outstanding at December 31, 2024)	847	810
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,324,418 issued and outstanding at March 31, 2025; 1,000,000,000 authorized, 4,331,619 issued and outstanding at December 31, 2024)	43	43
Treasury stock, at cost; 10,536,981 and 10,380,876 shares at March 31, 2025 and December 31, 2024, respectively	(473,343)	(461,701)
Additional paid-in-capital	1,787,693	1,730,838
Retained earnings (accumulated deficit)	(825,128)	(821,650)
Accumulated other comprehensive income (loss)	(5,582)	(6,734)
Total Moelis & Company equity	484,530	441,606
Noncontrolling interests	81,423	37,777
Total equity	565,953	479,383
Total liabilities and equity	$1,206,416	$1,378,936

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$306,593	$217,485
Expenses
Compensation and benefits	211,549	164,475
Occupancy	8,117	7,089
Professional fees	6,914	6,165
Communication, technology and information services	13,321	12,244
Travel and related expenses	17,469	11,963
Depreciation and amortization	2,779	2,375
Other expenses	9,532	7,372
Total expenses	269,681	211,683
Operating income (loss)	36,912	5,802
Other income and (expenses)	6,141	4,229
Income (loss) before income taxes	43,053	10,031
Provision (benefit) for income taxes	(10,722)	(7,454)
Net income (loss)	53,775	17,485
Net income (loss) attributable to noncontrolling interests	3,507	919
Net income (loss) attributable to Moelis & Company	$50,268	$16,566
Weighted-average shares of Class A common stock outstanding
Basic	73,870,456	70,228,589
Diluted	78,556,091	75,102,099
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.68	$0.24
Diluted	$0.64	$0.22

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$53,775	$17,485
Foreign currency translation adjustment and other, net of tax	1,283	(779)
Other comprehensive income (loss)	1,283	(779)
Comprehensive income (loss)	55,058	16,706
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,638	859
Comprehensive income (loss) attributable to Moelis & Company	$51,420	$15,847

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$53,775	$17,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	388	965
Depreciation and amortization	2,779	2,375
Equity-based compensation	86,232	59,978
Deferred tax provision (benefit)	(10,722)	(7,454)
Other	(1,274)	(171)
Changes in assets and liabilities:
Accounts receivable	(4,250)	195
Accrued and other receivables	(15,736)	(16,525)
Prepaid expenses and other assets	199	71
Deferred compensation	(14,395)	(25,152)
Compensation payable	(281,080)	(211,139)
Accounts payable, accrued expenses and other liabilities	14,388	11,137
Deferred revenue	2,593	1,082
Dividends received	1,623	2,155
Net cash provided by (used in) operating activities	(165,480)	(164,998)
Cash flows from investing activities
Purchases of investments	(152,521)	(22,599)
Proceeds from sales of investments	148,398	163,684
Note payments received from (issued to) employees	250	(6,330)
Purchases of equipment and leasehold improvements	(3,104)	(5,366)
Net cash provided by (used in) investing activities	(6,977)	129,389
Cash flows from financing activities
Payments for dividends and tax distributions	(45,085)	(39,263)
Payments for treasury stock purchases	(11,642)	(8,394)
Net cash provided by (used in) financing activities	(56,727)	(47,657)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,381	(696)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(227,803)	(83,962)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$185,376	$103,253
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$3,407	$595
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,784	$1,047
Dividends in kind	$5,712	$6,007
Non-cash settlement of accounts receivable	$—	$261
Forfeiture of fully-vested Group LP units or other equity units	$—	$82

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A Partnership Units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761

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

•
Moelis & Company Europe Limited, Frankfurt am Main Branch (German branch)

•
Moelis & Company UK LLP, DIFC Branch (Dubai branch)

•
Moelis & Company London Limited, a private limited company registered under the laws of England and Wales.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2025 and 2024, is presented below.

	March 31,
	2025	2024
Cash	$67,041	$33,989
Cash equivalents	117,489	68,654
Restricted cash	846	610
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$185,376	$103,253

Additionally, as of December 31, 2024, the Company held cash of $61,545 and cash equivalents of $350,922.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of March 31, 2025 and December 31, 2024 were $2,905 and $2,377, respectively, of long-term receivables related to private funds advisory capital raising engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $32 and $32 for the three months ended March 31, 2025 and 2024, respectively.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private funds advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

After concluding that a reserved accounts receivable is no longer collectible, the Company will write-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

The following tables summarize credit loss allowance activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Funds Advisory Receivables	Total	Short-term Receivables	Private Funds Advisory Receivables	Total
Beginning balance	$1,642	$24	$1,666	$1,221	$42	$1,263
Bad debt expense, net of reversals	383	5	388	972	(7)	965
Write-offs, foreign currency translation and other adjustments	(48)	—	(48)	(273)	—	(273)
Ending balance	$1,977	$29	$2,006	$1,920	$35	$1,955

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

Equity Method Investments — The Company accounts for its investments under the equity method of accounting when the Company does not control the investee but has the ability to exercise significant influence. The amounts recorded in investments on the condensed consolidated statements of financial condition reflect the Company’s share of contributions made to, distributions received from, and the equity earnings and losses of, the investee. The Company reflects its share of gains and losses of the investee in other income and expenses in the condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

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

Revenue and Expense Recognition — We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fundraisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

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

As of March 31, 2025, and December 31, 2024, the Company had deferred revenues of $8,209 and $5,585, respectively. These amounts primarily consist of upfront fees and retainers for our services. During the three months ended March 31, 2025 and 2024, $2,481 and $1,919 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2025 and 2024, no such amounts were recorded.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2025	2024
Office equipment	$22,141	$22,154
Furniture and fixtures	16,954	16,842
Leasehold improvements	76,485	75,295
Construction in progress	3,517	2,556
Total	119,097	116,847
Less: Accumulated depreciation and amortization	(53,321)	(51,396)
Equipment and leasehold improvements, net	$65,776	$65,451

Depreciation and amortization expenses for fixed assets totaled $2,779 and $2,375 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, there were $907 and $954 of costs capitalized, net of $1,964 and $1,917 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $47 and $58 for the three months ended March 31, 2025 and 2024, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

5.
INVESTMENTS

Fair value investments are presented within investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. See Note 2 for further information on the Company's fair value hierarchy.

The estimated fair value of sovereign debt securities and money market funds are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments. The Company also holds certificates of deposit, which are held at carrying value.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of March 31, 2025, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Money market funds	$113,918	$—	$113,918	$—
Certificates of Deposit	3,571	—	3,571	—
Total fair value assets included in cash and cash equivalents	117,489	—	117,489	—
Investments
Sovereign debt securities	148,801	—	148,801	—
Certificates of Deposit	3,000	—	3,000	—
Total fair value assets included in investments	151,801	—	151,801	—
Total fair value assets	$269,290	$—	$269,290	$—

For the three months ended March 31, 2025 and 2024, the Company recognized unrealized losses of $719 and unrealized losses of $48 on sovereign debt securities measured at fair value and held at the reporting date, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $152,520 as of March 31, 2025.

The fair value of the Company's financial assets as of December 31, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Sovereign debt securities	$240,558	$—	$240,558	$—
Money market funds	100,227	—	100,227	—
Certificates of Deposit	10,137	—	10,137	—
Total fair value assets included in cash and cash equivalents	350,922	—	350,922	—
Investments
Sovereign debt securities	146,924	—	146,924	—
Certificates of Deposit	1,000	—	1,000	—
Total fair value assets included in investments	147,924	—	147,924	—
Total fair value assets	$498,846	$—	$498,846	$—

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $144,904 as of December 31, 2024.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of March 31, 2025 and December 31, 2024, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $36,597 and $36,677, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the three months ended March 31, 2025 and 2024, MA Financial declared dividends, of which the Company received $1,623 and $2,155, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2025 and 2024 are presented below.

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2025		2024
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$50,268		$16,566
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$50,268		$16,566
Denominator:
Weighted average shares of Class A common stock outstanding—basic		73,870,456		70,228,589
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,685,635	(b)	4,873,510
Weighted average shares of Class A common stock outstanding—diluted		78,556,091		75,102,099
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.68		$0.24
Diluted		$0.64		$0.22

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 84,911,382 shares and 81,429,194 shares for the three months ended March 31, 2025 and 2024, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2025 and 2024, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended March 31, 2025 and 2024, there were 1,259,072 RSUs and 163,642 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2025 and 2024, the Company recognized expenses of $86,232 and $59,978, respectively.

The following table summarizes activity related to RSUs for the three months ended March 31, 2025 and 2024.

	Restricted Stock Units
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,730,958	$51.04	7,850,574	$46.82
Granted	2,697,984	74.63	3,503,469	54.84
Forfeited	(40,572)	60.15	(13,693)	49.86
Vested	(2,820,146)	50.94	(2,903,954)	46.51
Unvested Balance at March 31,	7,568,224	$59.69	8,436,396	$50.43

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the three months ended March 31, 2025 and 2024, the Company granted 822,931 and 415,753 Partnership Units with grant-date fair values of $54,766 and $20,914, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the three months ended March 31, 2024, the Company granted 91,498 target Performance Units (with maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met) with a grant-date fair value of $5,133.

As of March 31, 2025, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $321,705, which is expected to be recognized over a weighted-average period of 2.2 years.

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

As of March 31, 2025, there were 84,720,410 shares of Class A common stock issued, 10,536,981 shares of treasury stock, and 74,183,429 shares outstanding. As of December 31, 2024, there were 80,970,827 shares of Class A common stock issued, 10,380,876 shares of treasury stock, and 70,589,951 shares outstanding.

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

As of March 31, 2025, and December 31, 2024, 4,324,418 and 4,331,619 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2025 and 2024, the Company repurchased 156,105 and 158,878 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $11,642 and $8,394, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2025 and 2024.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $62,529 as of March 31, 2025.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2025 and December 31, 2024, partners held 6,533,475 and 6,124,888 Group LP partnership units, respectively, representing an 8% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 74,183,429 shares of Class A common stock outstanding as of March 31, 2025 (70,589,951 as of December 31, 2024), represents the controlling interest.

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

During the three months ended March 31, 2025 and 2024, the Company incurred $399 and $0, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes — As of March 31, 2025, there were $9,330 of unsecured promissory notes from employees held by the Company (December 31, 2024: $9,580). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended March 31, 2025 and 2024, the Company received $250 and $0 principal repayments, respectively, and recognized interest income of $117 and $73, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $58 and $56 for the three months ended March 31, 2025 and 2024, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2025 and December 31, 2024, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $19 and $0 for the three months ended March 31, 2025 and 2024, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of March 31, 2025, U.S. Broker Dealer had net capital of $179,898, which was $179,648 in excess of its required net capital. As of December 31, 2024, U.S. Broker Dealer had net capital of $203,877, which was $203,627 in excess of its required net capital.

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

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the credit facility. As of March 31, 2025, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,449 as a result of the issuance of an aggregate amount of $551 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2025 and a maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of March 31, 2025.

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

	Three Months Ended March 31,
($ in thousands)	2025	2024
Supplemental Income Statement Information:
Operating lease cost	$7,193	$6,184

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,534)	$(5,924)
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$693	$218

Other Information:
Weighted-average remaining lease term - operating leases (in years)	10.60	11.80
Weighted-average discount rate - operating leases	4.21%	3.99%

During the three months ended March 31, 2025 and 2024, the Company received $0 and $24 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of March 31, 2025, the future sublease income and maturities of our operating lease liabilities are as follows:

Fiscal year ended	Sublease Income	Operating Leases
Remainder of 2025	$(217)	$19,390
2026	—	26,477
2027	—	26,978
2028	—	26,840
2029	—	26,200
Thereafter	—	155,292
Total Payments	$(217)	$281,177

Less: Tenant improvement allowances		(4,995)
Less: Present value adjustment		(56,107)
Total		$220,075

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2025 and 2024, in the amounts of $941 and $1,040, respectively.

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

The Company’s provisions for income taxes were benefits of $10,722 and $7,454 for the three months ended March 31, 2025 and 2024, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2025 and 2024 were $22,415 and $10,636, respectively.

There were exchanges of Class A partnership units for Class A common stock during the three months ended March 31, 2025 that resulted in an increase to our deferred tax asset related to a step-up in the tax basis in Group LP assets. Approximately $9,440 of the increase to this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $8,024) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

Group LP is currently under examination by the Internal Revenue Service for the tax year ended December 31, 2020. The Company’s tax years for 2023, 2022, 2021 and 2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

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

The Company’s Chief Operating Decision Maker (“CODM”) is Kenneth Moelis, Chief Executive Officer. The CODM is regularly provided, on a consolidated basis, the advisory segment’s significant expenses, which are the same as those presented in the Company’s condensed consolidated statements of operations. The primary measure of the advisory segment’s profit or loss regularly evaluated by the CODM is consolidated net income or net loss. The advisory segment’s total assets are presented on the Company’s consolidated statements of financial position and the segment’s accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies. Since the financial markets are global in nature, the CODM generally manages the business based on the operating results of the enterprise holistically, not by geographic region or product type. The information reviewed by the CODM is used to make strategic decisions about the Company’s operations, growth strategies, and capital allocation.

The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located.

	Three Months Ended March 31,
	2025	2024
Revenues:
United States	$252,645	$155,718
Europe	33,525	32,275
Rest of World	20,423	29,492
Total	$306,593	$217,485

	March 31,	December 31,
	2025	2024
Assets:
United States	$1,007,832	$1,169,236
Europe	55,101	65,380
Rest of World	143,483	144,320
Total	$1,206,416	$1,378,936

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on June 20, 2025, to Class A common stockholders of record on May 5, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we served our clients globally with 934 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2025 and 2024, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of April 7, 2025 and April 10, 2024, respectively.

For the first three months of 2025, we earned GAAP revenues of $306.6 million compared with $217.5 million earned during the same period in 2024. This represents an increase of 41% compared to a 9% decline in the number of global completed M&A transactions greater than $100 million in the same period.

Recent tariff policy announcements have introduced a new wave of volatility into the capital markets and the overall business environment which has caused a slowdown in the pace of announced M&A transactions. We remain encouraged by the strength of our new business origination and the growth of our deal pipeline, including for M&A transactions, but we caution that current volatility may delay the timing of revenues. Our team of investment banking professionals remain busy providing our expertise to clients to help them better understand their capital needs and how they can adapt or transform their business for this new environment. Over time, we expect to see improvement in the M&A market as companies continue to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the near-record levels of capital accumulated by financial sponsors combined with unsold portfolio companies should provide for more sponsor-related M&A activity. Our capital structure advisory and capital markets teams are working closely together with companies on liability management exercises in order to bolster company balance sheets to be more durable in these volatile markets. While the trajectory of capital markets remains unclear due to economic uncertainty, we believe we are well-positioned to navigate these dynamic markets as we have a strong balance sheet with substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in thousands)	2025	2024	Variance
Revenues	$306,593	$217,485	41%
Expenses:
Compensation and benefits	211,549	164,475	29%
Non-compensation expenses	58,132	47,208	23%
Total operating expenses	269,681	211,683	27%
Operating income (loss)	36,912	5,802	536%
Other income and (expenses)	6,141	4,229	45%
Income (loss) before income taxes	43,053	10,031	329%
Provision (benefit) for income taxes	(10,722)	(7,454)	44%
Net income (loss)	$53,775	$17,485	208%

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

Three Months Ended March 31, 2025 versus 2024

Revenues were $306.6 million for the three months ended March 31, 2025 as compared with $217.5 million for the same period in 2024, representing an increase of 41%. The increase in revenues was driven by an increase in average fees earned per completed transaction as compared to the prior year period.

For the three months ended March 31, 2025 and 2024, we earned revenues from 151 clients and 154 clients, respectively, and more importantly, the number of clients that paid fees equal to or greater than $1 million was 60 clients and 57 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2025	2024	Variance
Expenses:
Compensation and benefits	$211,549	$164,475	29%
% of revenues	69%	76%
Non-compensation expenses	$58,132	$47,208	23%
% of revenues	19%	22%
Total operating expenses	$269,681	$211,683	27%
% of revenues	88%	97%

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

Three Months Ended March 31, 2025 versus 2024

Operating expenses were $269.7 million for the three months ended March 31, 2025 and represented 88% of revenues, compared with $211.7 million for the same period in 2024 which represented 97% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

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

Three Months Ended March 31, 2025 versus 2024

For the three months ended March 31, 2025, compensation related expenses of $211.5 million represented 69% of revenues, compared with $164.5 million which represented 76% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to higher equity-based compensation expense related to the issuance of awards to retirement eligible employees and a higher discretionary bonus accrual, as a result of higher revenues earned, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

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

Three Months Ended March 31, 2025 versus 2024

For the three months ended March 31, 2025, non‑compensation expenses of $58.1 million represented 19% of revenues, compared with $47.2 million which represented 22% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and related expenses, primarily associated with investment in client conferences, and increased headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2025 versus 2024

For the three months ended March 31, 2025, other income and expenses was income of $6.1 million, primarily related to $4.4 million in net gains and income on financial assets and $1.2 million in the Company's share of earnings in MA Financial. For the prior year period, other income and expenses was income of $4.2 million, primarily related to income of $3.3 million on cash equivalent investments and sovereign debt securities and $1.1 million from the enforcement of non-compete provisions.

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

Three Months Ended March 31, 2025 versus 2024

The Company’s provision for income taxes was a benefit of $10.7 million against a pre-tax income of $43.1 million and a benefit of $7.5 million against pre-tax income of $10.0 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2025 and December 31, 2024, the Company had cash equivalents of $117.5 million and $350.9 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of March 31, 2025 and December 31, 2024, the Company had cash of $67.0 million and $61.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit, which are both highly liquid instruments in active markets, that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2025 and December 31, 2024, the Company held $151.8 million and $147.9 million of investments, respectively, primarily composed of sovereign debt securities.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2025 and December 31, 2024 accounts receivable were $55.5 million and $51.4 million, respectively, net of allowances of $2.0 million and $1.7 million, respectively.

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

As of March 31, 2025, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2025, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2026. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of March 31, 2025.

During April 2025, the Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on June 20, 2025 to Class A common stockholders of record on May 5, 2025. During the three months ended March 31, 2025 the Company paid aggregate dividends of $0.65 per share.

During the three months ended March 31, 2025 and 2024, the Company repurchased 156,105 and 158,878 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $62.5 million as of March 31, 2025.

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

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$53,775	$17,485
Non-cash charges	77,403	55,693
Other operating activities	(296,658)	(238,176)
Total operating activities	(165,480)	(164,998)
Investing Activities	(6,977)	129,389
Financing Activities	(56,727)	(47,657)
Effect of exchange rate changes	1,381	(696)
Net increase (decrease) in cash	(227,803)	(83,962)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$185,376	$103,253

Three Months Ended March 31, 2025

Cash, cash equivalents and restricted cash were $185.4 million at March 31, 2025, a decrease of $227.8 million from $413.2 million at December 31, 2024. Operating activities resulted in a net outflow of $165.5 million primarily attributable to cash operating outflows, including discretionary bonus paid during the period, net of cash collected from clients. Investing activities resulted in a net outflow of $7.0 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $56.7 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of March 31, 2025, the Company has a total payable of $298.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $0.3 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. There were no payments made pursuant to the tax receivable agreement during the first three months of 2025.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $1.3 million and losses of $0.8 million for the three months ended March 31, 2025 and 2024, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

Revenue and Expense Recognition

We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fundraisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

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

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover its current expectation of future losses as of the reporting date. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private funds advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

After concluding that a reserved accounts receivable is no longer collectible, the Company will write-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2025 and 2024, no such amounts were recorded.

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

On May 17, 2024, two putative stockholders of Archer Aviation, Inc. (“Archer”) (and formerly, Atlas Crest Investment Corp. (“Atlas Crest”)) filed a class action lawsuit (the “Singh Complaint”), on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas Crest, Archer, the Archer co-founders, Moelis & Company Group LP and Moelis & Company LLC (the “Defendants”). The complaint asserts claims against the Defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas Crest and Archer, including claims against the foregoing Moelis entities for aiding and abetting breaches of fiduciary duties and unjust enrichment. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of Archer filed a class action lawsuit (the “Wortman Complaint”), on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the Singh Complaint against the same Defendants. On July 23, 2024, the Court entered an order consolidating the Singh and Wortman actions, designating the Singh Complaint as the operative complaint (the “Complaint”), and appointing the three putative stockholders as Co-Lead Plaintiffs. On October 3, 2024, Defendants moved to dismiss the Complaint for failure to state a claim, and on January 13, 2025, the Co-Lead Plaintiffs filed their answering brief in opposition to the motions to dismiss. Defendants' reply briefs were filed on February 28, 2025. The Court heard oral arguments on the motions to dismiss on April 17, 2025.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the first quarter of 2025

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
January 1 - January 31	—	$—	—	$62.5 million
February 1 - February 28	153,226	74.65	—	62.5 million
March 1 - March 31	2,879	70.72	—	62.5 million
Total	156,105	$74.58	—	$62.5 million

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of April, 2025.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer