Form 10-Q
period 2025-06-30
Moelis & Co
filed 2025-07-25
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 10, 2025, there were 74,178,031 shares of Class A common stock, par value $0.01 per share, and 4,324,418 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$221,718	$412,467
Restricted cash	798	712
Receivables:
Accounts receivable, net of allowance for credit losses of $1,759 and $1,666 as of June 30, 2025 and December 31, 2024, respectively	56,529	51,404
Accrued and other receivables	46,230	22,305
Total receivables	102,759	73,709
Deferred compensation	36,164	18,382
Investments	290,175	184,601
Right-of-use assets	174,538	180,370
Equipment and leasehold improvements, net	67,768	65,451
Deferred tax assets	414,376	410,512
Prepaid expenses and other assets	34,239	32,732
Total assets	$1,342,535	$1,378,936
Liabilities and Equity
Compensation payable	$189,249	$346,323
Accounts payable, accrued expenses and other liabilities	32,487	33,597
Amount due pursuant to tax receivable agreement	298,802	290,813
Deferred revenue	7,162	5,585
Lease liabilities	218,825	223,235
Total liabilities	746,525	899,553
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 84,745,796 issued and 74,178,031 outstanding at June 30, 2025; 1,000,000,000 authorized, 80,970,827 issued and 70,589,951 outstanding at December 31, 2024)	847	810
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,324,418 issued and outstanding at June 30, 2025; 1,000,000,000 authorized, 4,331,619 issued and outstanding at December 31, 2024)	43	43
Treasury stock, at cost; 10,567,765 and 10,380,876 shares at June 30, 2025 and December 31, 2024, respectively	(474,971)	(461,701)
Additional paid-in-capital	1,832,008	1,730,838
Retained earnings (accumulated deficit)	(837,591)	(821,650)
Accumulated other comprehensive income (loss)	(4,354)	(6,734)
Total Moelis & Company equity	515,982	441,606
Noncontrolling interests	80,028	37,777
Total equity	596,010	479,383
Total liabilities and equity	$1,342,535	$1,378,936

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$365,376	$264,586	$671,969	$482,071
Expenses
Compensation and benefits	252,110	197,873	463,659	362,348
Occupancy	8,726	7,073	16,843	14,162
Professional fees	7,424	5,961	14,338	12,126
Communication, technology and information services	13,870	11,990	27,191	24,234
Travel and related expenses	12,996	8,511	30,465	20,474
Depreciation and amortization	2,760	2,434	5,539	4,809
Other expenses	6,861	10,676	16,393	18,048
Total expenses	304,747	244,518	574,428	456,201
Operating income (loss)	60,629	20,068	97,541	25,870
Other income and (expenses)	3,510	1,708	9,651	5,937
Income (loss) before income taxes	64,139	21,776	107,192	31,807
Provision (benefit) for income taxes	17,384	6,855	6,662	(599)
Net income (loss)	46,755	14,921	100,530	32,406
Net income (loss) attributable to noncontrolling interests	5,217	1,760	8,724	2,679
Net income (loss) attributable to Moelis & Company	$41,538	$13,161	$91,806	$29,727
Weighted-average shares of Class A common stock outstanding
Basic	75,615,922	72,148,948	74,788,620	71,239,595
Diluted	78,644,806	75,788,525	78,773,981	75,593,865
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.55	$0.18	$1.23	$0.42
Diluted	$0.53	$0.17	$1.17	$0.39

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$46,755	$14,921	$100,530	$32,406
Foreign currency translation adjustment and other, net of tax	1,319	504	2,602	(275)
Other comprehensive income (loss)	1,319	504	2,602	(275)
Comprehensive income (loss)	48,074	15,425	103,132	32,131
Less: Comprehensive income (loss) attributable to noncontrolling interests	5,308	1,788	8,946	2,647
Comprehensive income (loss) attributable to Moelis & Company	$42,766	$13,637	$94,186	$29,484

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$100,530	$32,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	236	1,667
Depreciation and amortization	5,539	4,809
Equity-based compensation	127,843	85,935
Deferred tax provision (benefit)	6,662	(599)
Other	(845)	(881)
Changes in assets and liabilities:
Accounts receivable	(3,529)	(2,122)
Accrued and other receivables	(23,771)	(4,214)
Prepaid expenses and other assets	(1,070)	(550)
Deferred compensation	(17,491)	(15,986)
Compensation payable	(158,436)	(119,829)
Accounts payable, accrued expenses and other liabilities	(90)	(6,849)
Deferred revenue	1,486	(978)
Dividends received	1,623	2,155
Net cash provided by (used in) operating activities	38,687	(25,036)
Cash flows from investing activities
Purchases of investments	(256,737)	(40,890)
Proceeds from sales of investments	151,398	163,684
Note payments received from (issued to) employees	138	(6,330)
Purchases of equipment and leasehold improvements	(7,856)	(7,704)
Net cash provided by (used in) investing activities	(113,057)	108,760
Cash flows from financing activities
Payments for dividends and tax distributions	(104,212)	(90,726)
Payments for treasury stock purchases	(13,270)	(8,726)
Payments under tax receivable agreement	(314)	(20,103)
Net cash provided by (used in) financing activities	(117,796)	(119,555)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	1,503	(141)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(190,663)	(35,972)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$222,516	$151,243
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$4,809	$1,244
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,784	$1,092
Dividends in kind	$11,486	$8,915
Non-cash settlement of accounts receivable	$—	$261
Forfeiture of fully-vested Group LP units or other equity units	$—	$82

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A Partnership Units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953
Net income (loss)	—	—	—	—	—	—	—	41,538	—	5,217	46,755
Equity-based compensation	25,386	—	—	—	—	—	38,429	—	—	3,182	41,611
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,228	91	1,319
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,774	(54,001)	—	(9,899)	(58,126)
Treasury Stock Purchases	—	—	(30,784)	—	—	(1,628)	—	—	—	—	(1,628)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(14)	—	—	14	—
Equity-based payments to non-employees	—	—	—	—	—	—	126	—	—	—	126
Balance as of June 30, 2025	84,745,796	4,324,418	(10,567,765)	$847	$43	$(474,971)	$1,832,008	$(837,591)	$(4,354)	$80,028	$596,010

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761
Net income (loss)	—	—	—	—	—	—	—	13,161	—	1,760	14,921
Equity-based compensation	14,821	—	—	—	—	—	21,644	—	—	4,313	25,957
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	476	28	504
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	2,908	(45,127)	—	(7,485)	(49,704)
Treasury Stock Purchases	—	—	(6,726)	—	—	(332)	—	—	—	—	(332)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	37	—	—	8	45
Equity-based payments to non-employees	—	—	—	—	—	—	299	—	—	—	299
Balance as of June 30, 2024	80,712,812	4,432,288	(10,350,064)	$807	$44	$(459,585)	$1,651,502	$(831,053)	$(4,171)	$26,907	$384,451

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2025 and 2024, is presented below.

	June 30,
	2025	2024
Cash	$102,076	$47,837
Cash equivalents	119,642	102,597
Restricted cash	798	809
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$222,516	$151,243

Additionally, as of December 31, 2024, the Company held cash of $61,545 and cash equivalents of $350,922.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of June 30, 2025 and December 31, 2024 were $1,947 and $2,377, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $27 and $23 for the three months ended June 30, 2025 and 2024, respectively, and $59 and $55 for the six months ended June 30, 2025 and 2024, respectively.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private capital advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Capital Advisory Receivables	Total	Short-term Receivables	Private Capital Advisory Receivables	Total
Beginning Balance	$1,977	$29	$2,006	$1,920	$35	$1,955
Bad Debt Expense (benefit)	(143)	(9)	(152)	702	—	702
Write-offs, foreign currency translation and other adjustments	(95)	—	(95)	(371)	—	(371)
Ending Balance	$1,739	$20	$1,759	$2,251	$35	$2,286

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Capital Advisory Receivables	Total	Short-term Receivables	Private Capital Advisory Receivables	Total
Beginning balance	$1,642	$24	$1,666	$1,221	$42	$1,263
Bad debt expense (benefit)	240	(4)	236	1,674	(7)	1,667
Write-offs, foreign currency translation and other adjustments	(143)	—	(143)	(644)	—	(644)
Ending balance	$1,739	$20	$1,759	$2,251	$35	$2,286

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

The Company recognizes the vast majority of its advisory services revenues over-time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over-time or at a point in time depends upon the type of service being provided and the related performance obligations. We identify the performance obligations in our engagement letters and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, our clients are continuously benefitting from our advice and the over-time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over-time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

As of June 30, 2025, and December 31, 2024, the Company had deferred revenues of $7,162 and $5,585, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for our services. During the six months ended June 30, 2025 and 2024, $5,227 and $3,466 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant-date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a non-employee in exchange for an equity instrument based on the award’s grant-date fair value. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”). The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2025 and 2024, no such amounts were recorded.

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

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2025	2024
Office equipment	$23,760	$22,154
Furniture and fixtures	17,126	16,842
Leasehold improvements	77,043	75,295
Construction in progress	6,403	2,556
Total	124,332	116,847
Less: Accumulated depreciation and amortization	(56,564)	(51,396)
Equipment and leasehold improvements, net	$67,768	$65,451

Depreciation and amortization expenses for fixed assets totaled $2,760 and $2,434 for the three months ended June 30, 2025 and 2024, respectively, and $5,539 and $4,809 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, there were $861 and $954 of costs capitalized, net of $2,010 and $1,917 of accumulated amortization, respectively, within prepaid expenses and other assets on our condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $46 and $46 for the three months ended June 30, 2025 and 2024, respectively, and $93 and $104 for the six months ended June 30, 2025 and 2024, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of June 30, 2025, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Money market funds	$115,642	$—	$115,642	$—
Certificates of Deposit	4,000	—	4,000	—
Total fair value assets included in cash and cash equivalents	119,642	—	119,642	—
Investments
Sovereign debt securities	235,210	—	235,210	—
Certificates of Deposit	18,000	—	18,000	—
Total fair value assets included in investments	253,210	—	253,210	—
Total fair value assets	$372,852	$—	$372,852	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized gains of $192 and $308 for the three months ended June 30, 2025 and 2024, respectively, and unrealized losses of $527 and unrealized gains of $260 for the six months ended June 30, 2025 and 2024, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $253,737 as of June 30, 2025.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of June 30, 2025 and December 31, 2024, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $36,965 and $36,677, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the six months ended June 30, 2025 and 2024, MA Financial declared dividends, of which the Company received $1,623 and $2,155, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2025 and 2024 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2025		2024		2025		2024
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$41,538		$13,161		$91,806		$29,727
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$41,538		$13,161		$91,806		$29,727
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,615,922		72,148,948		74,788,620		71,239,595
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,028,884	(b)	3,639,577	(b)	3,985,361	(b)	4,354,270
Weighted average shares of Class A common stock outstanding—diluted		78,644,806		75,788,525		78,773,981		75,593,865
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.55		$0.18		$1.23		$0.42
Diluted		$0.53		$0.17		$1.17		$0.39

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 85,178,281 shares and 82,088,700 shares for the three months ended June 30, 2025 and 2024, respectively, and 85,216,475 and 81,907,500 shares for the six months ended June 30, 2025 and 2024, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2025 and 2024, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2025 and 2024, there were 2,367,135 and 0 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 1,804,953 and 1,979 RSUs for the six months ended June 30, 2025 and 2024, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2025 and 2024, the Company recognized expenses of $41,611 and $25,957, respectively, and $127,843 and $85,935 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes activity related to RSUs for the six months ended June 30, 2025 and 2024.

	Restricted Stock Units
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,730,958	$51.04	7,850,574	$46.82
Granted	2,938,887	73.66	3,630,864	54.84
Forfeited	(78,675)	60.68	(761,568)	51.03
Vested	(2,914,597)	50.97	(3,021,231)	46.46
Unvested Balance at June 30,	7,676,573	$59.67	7,698,639	$50.44

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the six months ended June 30, 2025 and 2024, the Company granted 822,931 and 415,753 Partnership Units with grant-date fair values of $54,766 and $20,914, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the six months ended June 30, 2025, the Company granted 450,000 Performance Units which represents the maximum number of units that will vest if the pre-specified market conditions are achieved and service requirements are met. During the six months ended June 30, 2024, the Company granted 91,498 target Performance Units (with maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met). For the three months ended June 30, 2025 and 2024, the Company recognized expenses of $902 and $645, respectively, and $1,540 and $1,105 for the six months ended June 30, 2025 and 2024, respectively, related to Performance Units.

As of June 30, 2025, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $304,163, which is expected to be recognized over a weighted-average period of 2.2 years.

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

As of June 30, 2025, there were 84,745,796 shares of Class A common stock issued, 10,567,765 shares of treasury stock, and 74,178,031 shares outstanding. As of December 31, 2024, there were 80,970,827 shares of Class A common stock issued, 10,380,876 shares of treasury stock, and 70,589,951 shares outstanding.

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

As of June 30, 2025, and December 31, 2024, 4,324,418 and 4,331,619 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2025 and 2024, the Company repurchased 186,889 and 165,604 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards and pursuant to the Company's share repurchase program. The result of the repurchases was an increase of $13,270 and $8,726, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2025 and 2024.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $61,115 as of June 30, 2025.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2025 and December 31, 2024, partners held 6,534,625 and 6,124,888 Group LP partnership units, respectively, representing an 8% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 74,178,031 shares of Class A common stock outstanding as of June 30, 2025 (70,589,951 as of December 31, 2024), represents the controlling interest.

9.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease — On July 12, 2019, the Company entered into an aircraft dry lease (the “Old Lease”) with a related party, Moelis & Company Manager LLC ("Manager"), the lessor, and Mr. Moelis and a related cost sharing agreement with Mr. Moelis. On May 27, 2025, the Company terminated its aircraft dry lease with Manager, the lessor, and Mr. Moelis, which was set to terminate December 31, 2025, and Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The Company leases the aircraft part-time to provide reliable convenient business travel to Mr. Moelis pursuant to a dry lease (“New Lease”) that was entered into on May 27, 2025 with Manager (the lessor), and other lessees Mr. Moelis and Brindle Capital, Inc. (an affiliated entity). The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to the dry lease, and a cost sharing and operating agreement for the aircraft, the Company and each other lessee is obligated to bear its share of the costs of operating the aircraft. The total cost to the Company of the aircraft is comparable to the cost of purchasing executive private jet travel from an independent third-party market provider. The dry lease has a term through December 31, 2028, unless otherwise extended. The terms of the New Lease and new cost sharing agreement are substantially similar to the Old Lease and related cost sharing agreement.

During the three months ended June 30, 2025 and 2024, the Company incurred $229 and $0, respectively, in aircraft lease costs to be paid to Manager, and $628 and $0 for the six months ended June 30, 2025 and 2024, respectively.

Promissory Notes — As of June 30, 2025, there were $9,441 of unsecured promissory notes from employees held by the Company (December 31, 2024: $9,580). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended June 30, 2025 and 2024, the Company received $0 principal repayments, and $250 and $0 for the six months ended June 30, 2025 and 2024. For the three months ended June 30, 2025 and 2024, the Company recognized interest income of $114 and $110, respectively, and $231 and $183 for the six months ended June 30, 2025 and 2024, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $57 and $60 for the three months ended June 30, 2025 and 2024, respectively, and $115 and $116 for the six months ended June 30, 2025 and 2024, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2025 and December 31, 2024, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $112 and $9,663 for the three months ended June 30, 2025 and 2024, respectively, and $131 and $9,663 for the six months ended June 30, 2025 and 2024, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of June 30, 2025, U.S. Broker Dealer had net capital of $230,593, which was $230,343 in excess of its required net capital. As of December 31, 2024, U.S. Broker Dealer had net capital of $203,877, which was $203,627 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its revolving credit facilities during the second quarter of 2025 and maintains aggregate base credit commitments of $50,000 across the following two facilities:

Corporate Facility - The Company maintains a corporate revolving credit facility with a base credit commitment of $5,000. The Company has the option to request a temporary increase of up to $45,000, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Upon lender approval, this facility can be extended to June 30, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.3% or (ii) Prime minus 1.50%.

As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the credit facility. As of June 30, 2025, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,403 as a result of the issuance of an aggregate amount of $597 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2026 and a maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Supplemental Income Statement Information:
Operating lease cost	$7,140	$6,189	$14,333	$12,373

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(7,133)	$(6,256)	$(13,667)	$(12,180)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$2,172	$1,345	$2,865	$1,563
Weighted-average remaining lease term - operating leases (in years)	10.37	11.60	10.37	11.60
Weighted-average discount rate - operating leases	4.21%	3.99%	4.21%	3.99%

During the six months ended June 30, 2025 and 2024, the Company received $0 and $482 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of June 30, 2025, the future maturities of our operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
Remainder of 2025	$13,572
2026	27,069
2027	27,571
2028	27,439
2029	26,816
Thereafter	155,392
Total Payments	$277,859

Less: Tenant improvement allowances	(4,994)
Less: Present value adjustment	(54,040)
Total	$218,825

The Company has a lease agreement for office space in London that is expected to commence in the second half of 2025. This lease has an initial term that expires in 2040 and the right-of-use asset and lease liability associated with this lease are approximately $50,000 each, which will be recorded upon commencement.

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2025 and 2024, in the amounts of $1,097 and $1,073, respectively, and $2,038 and $2,113 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s provisions for income taxes were an expense of $17,384 and an expense of $6,855 for the three months ended June 30, 2025 and 2024, respectively. The Company's provisions for income taxes were an expense of $6,662 and a benefit of $599 for the six months ended June 30, 2025 and 2024, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended June 30, 2025 and 2024 were $37 and $38, respectively, and $22,452 and $10,674 for the six months ended June 30, 2025 and 2024, respectively.

Group LP is currently under examination by the Internal Revenue Service for the tax year ended December 31, 2020. The Company’s tax years for 2023, 2022, 2021 and 2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

On July 4, 2025, the U.S. enacted “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, commonly referred to as One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains a number of tax legislative changes, some of which take effect in 2025. Upon initial evaluation, the Company does not expect the OBBBA to have significant impact to the Company’s tax provisions on its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$267,570	$199,592	$520,215	$355,310
Europe	57,266	37,958	90,791	70,233
Rest of World	40,540	27,036	60,963	56,528
Total	$365,376	$264,586	$671,969	$482,071

	June 30,	December 31,
	2025	2024
Assets:
United States	$1,084,456	$1,169,236
Europe	96,520	65,380
Rest of World	161,559	144,320
Total	$1,342,535	$1,378,936

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on September 18, 2025, to Class A common stockholders of record on August 4, 2025.

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

As of June 30, 2025, we served our clients globally with 940 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2025 and 2024, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of July 7, 2025 and July 3, 2024, respectively.

For the first six months of 2025, we earned GAAP revenues of $672.0 million compared with $482.1 million earned during the same period in 2024. This represents an increase of 39% compared to a 2% increase in the number of global completed M&A transactions greater than $100 million in the same period.

We remain encouraged by the strength of our new business origination and progression of our deal pipeline, including for M&A transactions, but we caution that the impact of existing and any future tariff policy announcements could delay the timing of our revenues. Our team of investment banking professionals remain busy providing our expertise to clients to help them better understand their capital needs and how they can adapt or transform their business for this environment. We have seen improvement in the M&A market as companies continue to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the near-record levels of capital accumulated by financial sponsors combined with unsold portfolio companies should provide for more sponsor-related M&A activity. Our capital structure advisory and capital markets teams are working closely together with companies on liability management exercises to bolster company balance sheets to be more durable. Further, we are optimistic that recent investments in our private capital advisory business will provide meaningful secondary and primary capital solutions for our sponsor clients and allow us to grow this franchise into a market leader. We believe we are well-positioned to navigate these dynamic markets as we have a strong balance sheet with substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Revenues	$365,376	$264,586	38%	$671,969	$482,071	39%
Expenses:
Compensation and benefits	252,110	197,873	27%	463,659	362,348	28%
Non-compensation expenses	52,637	46,645	13%	110,769	93,853	18%
Total operating expenses	304,747	244,518	25%	574,428	456,201	26%
Operating income (loss)	60,629	20,068	202%	97,541	25,870	277%
Other income and (expenses)	3,510	1,708	106%	9,651	5,937	63%
Income (loss) before income taxes	64,139	21,776	195%	107,192	31,807	237%
Provision (benefit) for income taxes	17,384	6,855	154%	6,662	(599)	N/M
Net income (loss)	$46,755	$14,921	213%	$100,530	$32,406	210%
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

Three Months Ended June 30, 2025 versus 2024

Revenues were $365.4 million for the three months ended June 30, 2025 as compared with $264.6 million for the same period in 2024, representing an increase of 38%. The increase in revenues was driven by an increase in average fees earned per completed transaction as compared to the prior year period.

For the three months ended June 30, 2025 and 2024, we earned revenues from 136 clients and 163 clients, respectively, and, the number of clients that paid fees equal to or greater than $1 million was 60 clients and 64 clients, respectively.

Six Months Ended June 30, 2025 versus 2024

Revenues were $672.0 million for the six months ended June 30, 2025 as compared with $482.1 million for the same period in 2024, representing an increase of 39%. The increase in revenues was driven by an increase in average fees earned per completed transaction as compared to the prior year period.

For the six months ended June 30, 2025 and 2024, we earned revenues from 220 clients and 239 clients, respectively, and, the number of clients that paid fees equal to or greater than $1 million was 117 clients and 117 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Expenses:
Compensation and benefits	$252,110	$197,873	27%	$463,659	$362,348	28%
% of revenues	69%	75%		69%	75%
Non-compensation expenses	$52,637	$46,645	13%	$110,769	$93,853	18%
% of revenues	14%	18%		16%	19%
Total operating expenses	$304,747	$244,518	25%	$574,428	$456,201	26%
% of revenues	83%	92%		85%	95%

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

Three Months Ended June 30, 2025 versus 2024

Operating expenses were $304.7 million for the three months ended June 30, 2025 and represented 83% of revenues, compared with $244.5 million for the same period in 2024 which represented 92% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

Six Months Ended June 30, 2025 versus 2024

Operating expenses were $574.4 million for the six months ended June 30, 2025 and represented 85% of revenues, compared with $456.2 million for the same period in 2024 which represented 95% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

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

Three Months Ended June 30, 2025 versus 2024

For the three months ended June 30, 2025, compensation related expenses of $252.1 million represented 69% of revenues, compared with $197.9 million which represented 75% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to increased headcount and a higher discretionary bonus accrual, as a result of higher revenues earned, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

Six Months Ended June 30, 2025 versus 2024

For the six months ended June 30, 2025, compensation related expenses of $463.7 million represented 69% of revenues, compared with $362.3 million which represented 75% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to increased headcount and a higher discretionary bonus accrual, as a result of higher revenues earned, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

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

Three Months Ended June 30, 2025 versus 2024

For the three months ended June 30, 2025, non‑compensation expenses of $52.6 million represented 14% of revenues, compared with $46.6 million which represented 18% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and related expenses, and communications and technology expenses driven by increased headcount.

Six Months Ended June 30, 2025 versus 2024

For the six months ended June 30, 2025, non‑compensation expenses of $110.8 million represented 16% of revenues, compared with $93.9 million which represented 19% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and related expenses, and communications and technology expenses driven by increased headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2025 versus 2024

For the three months ended June 30, 2025, other income and expenses was income of $3.5 million, primarily related to $3.9 million in net gains and income on financial assets. For the prior year period, other income and expenses was income of $1.7 million, primarily related to interest and gains of $1.7 million on financial assets measured at fair value and $0.9 million from the Company's share of earnings in MA financial.

Six Months Ended June 30, 2025 versus 2024

For the six months ended June 30, 2025, other income and expenses was income of $9.7 million, primarily related to $8.2 million in net gains and income on financial assets and $1.5 million in the Company's share of earnings in MA Financial. For the prior year period, other income and expenses was income of $5.9 million, primarily related to interest and gains on financial assets measured at fair value of $5.0 million and $1.0 million from the Company's share of earnings in MA financial.

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

Three Months Ended June 30, 2025 versus 2024

The Company’s provision for income taxes was an expense of $17.4 million against a pre-tax income of $64.1 million and an expense of $6.9 million against pre-tax income of $21.8 million for the three months ended June 30, 2025 and 2024, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate.

Six Months Ended June 30, 2025 versus 2024

The Company’s provision for income taxes was an expense of $6.7 million against a pre-tax income of $107.2 million and a benefit of $0.6 million against pre-tax loss of $31.8 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2025 and December 31, 2024, the Company had cash equivalents of $119.6 million and $350.9 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of June 30, 2025 and December 31, 2024, the Company had cash of $102.1 million and $61.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit, which are both highly liquid instruments in active markets, that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2025 and December 31, 2024, the Company held $253.2 million and $147.9 million of investments, respectively, primarily composed of sovereign debt securities.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2025 and December 31, 2024 accounts receivable were $56.5 million and $51.4 million, respectively, net of allowances of $1.8 million and $1.7 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain two revolving credit facilities with aggregate base credit commitments of $50.0 million. The facility for corporate purposes has a base credit commitment of $5.0 million, and we can request a temporary increase of the credit amount by up to $45.0 million, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Upon lender approval, this facility can be extended past the maturity date of May 24, 2026 to June 30, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.3% or (ii) Prime minus 1.50%.

As of June 30, 2025, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2026, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of June 30, 2025.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on September 18, 2025 to Class A common stockholders of record on August 4, 2025. During the six months ended June 30, 2025 the Company paid aggregate dividends of $1.30 per share.

During the six months ended June 30, 2025 and 2024, the Company repurchased 186,889 and 165,604 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and pursuant to the Company's share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $61.1 million as of June 30, 2025.

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

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash Provided By (Used In)
Operating Activities:
Net income (loss)	$100,530	$32,406
Non-cash charges	139,435	90,931
Other operating activities	(201,278)	(148,373)
Total operating activities	38,687	(25,036)
Investing Activities	(113,057)	108,760
Financing Activities	(117,796)	(119,555)
Effect of exchange rate changes	1,503	(141)
Net increase (decrease) in cash	(190,663)	(35,972)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$222,516	$151,243

Six Months Ended June 30, 2025

Cash, cash equivalents and restricted cash were $222.5 million at June 30, 2025, a decrease of $190.7 million from $413.2 million at December 31, 2024. Operating activities resulted in a net inflow of $38.7 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonus paid during the period. Investing activities resulted in a net outflow of $113.1 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $117.8 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Six Months Ended June 30, 2024

Cash, cash equivalents and restricted cash were $151.2 million at June 30, 2024, a decrease of $36.0 million from $187.2 million at December 31, 2023. Operating activities resulted in a net outflow of $25.0 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $108.8 million primarily attributable to net proceeds from the sale of investments. Financing activities resulted in a net outflow of $119.6 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of June 30, 2025, the Company has a total payable of $298.8 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $31.6 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $0.3 million pursuant to the tax receivable agreement during the first six months of 2025.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were gains of $1.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and gains of $2.6 million and losses of $0.3 million for the six months ended June 30, 2025 and 2024, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover its current expectation of future losses as of the reporting date. For purposes of determining appropriate allowances, the Company stratifies its population of accounts receivable into two categories, one for short-term receivables and a second for private capital advisory receivables. Each population is separately evaluated using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2025 and 2024, no such amounts were recorded.

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

On May 17, 2024, two putative stockholders of Archer Aviation, Inc. (“Archer”) (and formerly, Atlas Crest Investment Corp. (“Atlas Crest”)) filed a class action lawsuit (the “Singh Complaint”), on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas Crest, Archer, the Archer co-founders, Moelis & Company Group LP and Moelis & Company LLC (the “Defendants”). The complaint asserts claims against the Defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas Crest and Archer, including claims against the foregoing Moelis entities for aiding and abetting breaches of fiduciary duties and unjust enrichment. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of Archer filed a class action lawsuit (the “Wortman Complaint”), on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the Singh Complaint against the same Defendants. On July 23, 2024, the Court entered an order consolidating the Singh and Wortman actions, designating the Singh Complaint as the operative complaint (the “Complaint”), and appointing the three putative stockholders as Co-Lead Plaintiffs. On October 3, 2024, Defendants moved to dismiss the Complaint for failure to state a claim, and on January 13, 2025, the Co-Lead Plaintiffs filed their answering brief in opposition to the motions to dismiss. Defendants' reply briefs were filed on February 28, 2025. The Court heard oral arguments on the motions to dismiss on April 17, 2025. On July 21, 2025, the Court issued a telephonic bench ruling, granting in part and denying in part Defendants’ motion to dismiss. The Court allowed the breach of fiduciary duty and unjust enrichment claims to proceed as to the directors and officers of Atlas Crest (with the exception of one director who was dismissed), but narrowed the scope of the surviving claims as to all remaining Defendants. The Court also dismissed the aiding and abetting and unjust enrichment claims against the foregoing Moelis entities, Archer and the Archer co-founders.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the second quarter of 2025

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
April 1 - April 30	9,796	$52.12	9,796	$62.0 million
May 1 - May 31	20,988	53.26	17,232	61.1 million
June 1 - June 30	—	—	—	61.1 million
Total	30,784	$52.90	27,028	$61.1 million

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

10.1**

Form of Moelis & Company Group Employee Holdings LP 2025 Performance Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.2	Aircraft Dry Lease, dated May 27, 2025, by and between Moelis & Company Manager LLC, Kenneth Moelis, Brindle Capital, Inc., and the Registrant

10.3	Cost Sharing and Operating Agreement, dated May 27, 2025, among Kenneth Moelis, Brindle Capital, Inc., and the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of July, 2025.

MOELIS & COMPANY

/s/ Kenneth Moelis
Kenneth Moelis
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer