Form 10-Q
period 2025-09-30
Moelis & Co
filed 2025-10-30
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 15, 2025, there were 73,996,339 shares of Class A common stock, par value $0.01 per share, and 4,324,418 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$281,583	$412,467
Restricted cash	852	712
Receivables:
Accounts receivable, net of allowance for credit losses of $2,429 and $1,666 as of September 30, 2025 and December 31, 2024, respectively	55,229	51,404
Accrued and other receivables	44,052	22,305
Total receivables	99,281	73,709
Deferred compensation	31,080	18,382
Investments	366,829	184,601
Right-of-use assets	223,266	180,370
Equipment and leasehold improvements, net	84,107	65,451
Deferred tax assets	389,744	410,512
Prepaid expenses and other assets	40,486	32,732
Total assets	$1,517,228	$1,378,936
Liabilities and Equity
Compensation payable	$293,586	$346,323
Accounts payable, accrued expenses and other liabilities	34,876	33,597
Amount due pursuant to tax receivable agreement	299,159	290,813
Deferred revenue	3,244	5,585
Lease liabilities	267,742	223,235
Total liabilities	898,607	899,553
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 84,778,959 issued and 73,996,339 outstanding at September 30, 2025; 1,000,000,000 authorized, 80,970,827 issued and 70,589,951 outstanding at December 31, 2024)	847	810
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,324,418 issued and outstanding at September 30, 2025; 1,000,000,000 authorized, 4,331,619 issued and outstanding at December 31, 2024)	43	43
Treasury stock, at cost; 10,782,620 and 10,380,876 shares at September 30, 2025 and December 31, 2024, respectively	(490,169)	(461,701)
Additional paid-in-capital	1,866,753	1,730,838
Retained earnings (accumulated deficit)	(836,680)	(821,650)
Accumulated other comprehensive income (loss)	(5,760)	(6,734)
Total Moelis & Company equity	535,034	441,606
Noncontrolling interests	83,587	37,777
Total equity	618,621	479,383
Total liabilities and equity	$1,517,228	$1,378,936

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$356,892	$273,755	$1,028,861	$755,826
Expenses
Compensation and benefits	255,410	210,658	719,069	573,006
Occupancy	8,072	7,409	24,915	21,571
Professional fees	5,864	8,445	20,202	20,571
Communication, technology and information services	14,501	12,874	41,692	37,108
Travel and related expenses	11,514	8,781	41,979	29,255
Depreciation and amortization	2,976	2,802	8,515	7,611
Other expenses	10,241	7,222	26,634	25,270
Total expenses	308,578	258,191	883,006	714,392
Operating income (loss)	48,314	15,564	145,855	41,434
Other income and (expenses)	33,999	11,095	43,650	17,032
Income (loss) before income taxes	82,313	26,659	189,505	58,466
Provision (benefit) for income taxes	22,242	7,419	28,904	6,820
Net income (loss)	60,071	19,240	160,601	51,646
Net income (loss) attributable to noncontrolling interests	6,705	2,346	15,429	5,025
Net income (loss) attributable to Moelis & Company	$53,366	$16,894	$145,172	$46,621
Weighted-average shares of Class A common stock outstanding
Basic	75,438,951	72,325,050	74,958,720	71,612,206
Diluted	79,668,717	76,906,271	79,034,228	76,147,357
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.71	$0.23	$1.94	$0.65
Diluted	$0.67	$0.22	$1.84	$0.61

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$60,071	$19,240	$160,601	$51,646
Foreign currency translation adjustment and other, net of tax	(1,532)	2,263	1,070	1,988
Other comprehensive income (loss)	(1,532)	2,263	1,070	1,988
Comprehensive income (loss)	58,539	21,503	161,671	53,634
Less: Comprehensive income (loss) attributable to noncontrolling interests	6,579	2,528	15,525	5,175
Comprehensive income (loss) attributable to Moelis & Company	$51,960	$18,975	$146,146	$48,459

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$160,601	$51,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	1,004	1,634
Depreciation and amortization	8,515	7,611
Equity-based compensation	168,009	122,738
Deferred tax provision (benefit)	28,658	6,821
Gain on partial sale of equity method investment	(19,092)	(6,975)
Other	(11,743)	(2,462)
Changes in assets and liabilities:
Accounts receivable	(4,660)	(7,561)
Accrued and other receivables	(21,850)	(11,179)
Prepaid expenses and other assets	(7,464)	(2,825)
Deferred compensation	(12,578)	(8,342)
Compensation payable	(54,424)	(45,911)
Accounts payable, accrued expenses and other liabilities	2,618	(5,635)
Deferred revenue	(2,387)	9,477
Dividends received	2,347	3,107
Net cash provided by (used in) operating activities	237,554	112,144
Cash flows from investing activities
Purchases of investments	(408,523)	(169,457)
Proceeds from sales of investments	219,398	182,284
Note payments received from (issued to) employees	138	(6,580)
Proceeds from partial sale of equity method investment	29,916	16,957
Purchases of equipment and leasehold improvements	(27,171)	(9,781)
Net cash provided by (used in) investing activities	(186,242)	13,423
Cash flows from financing activities
Payments for dividends and tax distributions	(155,609)	(138,290)
Payments for treasury stock purchases	(28,468)	(9,751)
Payments under tax receivable agreement	(314)	(20,103)
Net cash provided by (used in) financing activities	(184,391)	(168,144)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	2,335	1,427
Net increase (decrease) in cash, cash equivalents, and restricted cash	(130,744)	(41,150)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$282,435	$146,065
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$5,705	$2,283
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$1,769	$1,804
Dividends in kind	$15,721	$14,491
Non-cash settlement of accounts receivable	$—	$261
Forfeiture of fully-vested stock-based awards	$6,461	$164

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A Partnership Units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953
Net income (loss)	—	—	—	—	—	—	—	41,538	—	5,217	46,755
Equity-based compensation	25,386	—	—	—	—	—	38,429	—	—	3,182	41,611
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,228	91	1,319
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,774	(54,001)	—	(9,899)	(58,126)
Treasury Stock Purchases	—	—	(30,784)	—	—	(1,628)	—	—	—	—	(1,628)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(14)	—	—	14	—
Equity-based payments to non-employees	—	—	—	—	—	—	126	—	—	—	126
Balance as of June 30, 2025	84,745,796	4,324,418	(10,567,765)	$847	$43	$(474,971)	$1,832,008	$(837,591)	$(4,354)	$80,028	$596,010
Net income (loss)	—	—	—	—	—	—	—	53,366	—	6,705	60,071
Equity-based compensation	33,163	—	—	—	—	—	36,869	—	—	3,297	40,166
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,406)	(126)	(1,532)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,235	(52,455)	—	(6,328)	(54,548)
Treasury Stock Purchases	—	—	(214,855)	—	—	(15,198)	—	—	—	—	(15,198)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(26)	—	—	11	(15)
Equity-based payments to non-employees	—	—	—	—	—	—	128	—	—	—	128
Other	—	—	—	—	—	—	(6,461)	—	—	—	(6,461)
Balance as of September 30, 2025	84,778,959	4,324,418	(10,782,620)	$847	$43	$(490,169)	$1,866,753	$(836,680)	$(5,760)	$83,587	$618,621

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2024	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	—	—	—	—	16,566	—	919	17,485
Equity-based compensation	3,436,930	—	—	34	—	—	45,618	—	—	14,326	59,978
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(719)	(60)	(779)
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	6,007	(48,066)	—	2,796	(39,263)
Treasury Stock Purchases	—	—	(158,878)	—	—	(8,394)	—	—	—	—	(8,394)
Class A Partnership Units or other equity converted into Class A Common Stock	401,562	(57,490)	—	5	(1)	—	980	—	—	63	1,047
Equity-based payments to non-employees	—	—	—	—	—	—	307	—	—	—	307
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of March 31, 2024	80,697,991	4,432,288	(10,343,338)	$807	$44	$(459,253)	$1,626,614	$(799,087)	$(4,647)	$28,283	$392,761
Net income (loss)	—	—	—	—	—	—	—	13,161	—	1,760	14,921
Equity-based compensation	14,821	—	—	—	—	—	21,644	—	—	4,313	25,957
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	476	28	504
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	2,908	(45,127)	—	(7,485)	(49,704)
Treasury Stock Purchases	—	—	(6,726)	—	—	(332)	—	—	—	—	(332)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	37	—	—	8	45
Equity-based payments to non-employees	—	—	—	—	—	—	299	—	—	—	299
Balance as of June 30, 2024	80,712,812	4,432,288	(10,350,064)	$807	$44	$(459,585)	$1,651,502	$(831,053)	$(4,171)	$26,907	$384,451
Net income (loss)	—	—	—	—	—	—	—	16,894	—	2,346	19,240
Equity-based compensation	116,961	—	—	1	—	—	32,442	—	—	4,360	36,803
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,081	182	2,263
Dividends declared ($0.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,576	(47,920)	—	(5,220)	(47,564)
Treasury Stock Purchases	—	—	(16,114)	—	—	(1,025)	—	—	—	—	(1,025)
Class A Partnership Units or other equity converted into Class A Common Stock	107,447	(100,669)	—	1	(1)	—	1,639	—	—	(927)	712
Equity-based payments to non-employees	—	—	—	—	—	—	303	—	—	—	303
Other	—	—	—	—	—	—	—	—	—	(82)	(82)
Balance as of September 30, 2024	80,937,220	4,331,619	(10,366,178)	$809	$43	$(460,610)	$1,691,462	$(862,079)	$(2,090)	$27,566	$395,101

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

•
Moelis & Company Saudi Limited, a limited liability company incorporated in Riyadh, Saudi Arabia.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2025 and 2024, is presented below.

	September 30,
	2025	2024
Cash	$79,792	$45,120
Cash equivalents	201,791	100,212
Restricted cash	852	733
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$282,435	$146,065

Additionally, as of December 31, 2024, the Company held cash of $61,545 and cash equivalents of $350,922.

Receivables — The accompanying condensed consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of September 30, 2025 and December 31, 2024 were $2,025 and $2,377, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $31 and $18 for the three months ended September 30, 2025 and 2024, respectively, and $90 and $73 for the nine months ended September 30, 2025 and 2024, respectively, recorded in other income and expenses on the condensed consolidated statements of operations.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Capital Advisory Receivables	Total	Short-term Receivables	Private Capital Advisory Receivables	Total
Beginning balance	$1,739	$20	$1,759	$2,251	$35	$2,286
Bad debt expense (benefit)	767	1	768	(18)	(15)	(33)
Write-offs, foreign currency translation and other adjustments	(98)	—	(98)	(193)	—	(193)
Ending balance	$2,408	$21	$2,429	$2,040	$20	$2,060

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Accounts Receivable			Accounts Receivable
	Short-term Receivables	Private Capital Advisory Receivables	Total	Short-term Receivables	Private Capital Advisory Receivables	Total
Beginning balance	$1,642	$24	$1,666	$1,221	$42	$1,263
Bad debt expense (benefit)	1,007	(3)	1,004	1,656	(22)	1,634
Write-offs, foreign currency translation and other adjustments	(241)	—	(241)	(837)	—	(837)
Ending balance	$2,408	$21	$2,429	$2,040	$20	$2,060

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

Leases — The Company maintains operating leases for corporate offices and an aircraft. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, the Company's borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. The Company's lease terms may include options to extend or terminate the lease. These options are factored into the Company's present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. ROU assets are evaluated for impairment when an event or change in circumstances indicates the carrying value of the assets may not be recoverable. If this occurs, the Company recognizes an impairment charge for the difference between the carrying amount and the estimated fair value of the assets.

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

The Company has entered into a tax receivable agreement with its eligible Managing Directors that will provide for the payment by the Company to its eligible Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes as a result of (a) the increases in tax basis attributable to exchanges by its eligible Managing Directors and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this tax receivable agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Group LP as a result of the exchanges and had it not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and subsequent exchanges described above as a deferred tax asset in the condensed consolidated statements of financial condition. The amount due to its eligible Managing Directors related to the tax receivable agreement as a result of the initial purchase and subsequent exchanges described above is recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The amounts recorded for the deferred tax asset and the liability for the Company's obligations under the tax receivable agreement are estimates. Any adjustments to the Company's estimates subsequent to their initial establishment will be included in net income (loss). Future exchanges of Class A partnership units in Group LP for Class A common shares in the Company will be accounted for in a similar manner.

Revenue and Expense Recognition — The Company earns substantially all of its revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fundraisings and secondary transactions, and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. The Company provides advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, the Company is not paid until the completion of an underlying transaction.

The Company recognizes the vast majority of its advisory services revenues over-time, including reimbursements for certain out-of-pocket expenses, when or as its performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over-time or at a point in time depends upon the type of service being provided and the related performance obligations. The Company identifies the performance obligations in engagement letters and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). The Company allocates the transaction price to the respective performance obligations by estimating the amount of consideration it expects in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations requires significant judgment.

During such advisory engagements, the Company's clients are continuously benefiting from its advice and the over-time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in engagement letters that meet the over-time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

With respect to fairness opinions, fees are fixed and delivering the opinion is a separate performance obligation from other advisory services that may be promised under the same engagement letter; as such these revenues are recognized at a point in time when the engagement is formally completed and the client can obtain substantially all of the benefits from the service. Similarly, underwriting engagements are typically a single performance obligation and fees are generally recognized as revenue when the offering has been deemed to be completed by the lead manager of the underwriting group. In these instances, point in time recognition appropriately matches the transfer and consumption of the Company's services.

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of the Company's advisory contracts is less than one year. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing advisory services and are typically expensed as incurred, except where the transfer and consumption of services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the condensed consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when it receives fees from clients that have not yet been earned (e.g. an upfront fee) or when the Company has an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

As of September 30, 2025, and December 31, 2024, the Company had deferred revenues of $3,244 and $5,585, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for the Company's services. During the nine months ended September 30, 2025 and 2024, $5,585 and $4,266 of revenues were recognized from the opening balance of deferred revenues, respectively.

Complications that may terminate or delay a transaction include failure to agree upon final terms with the counterparty, failure to obtain required regulatory consents, failure to obtain board or stockholder approvals, failure to secure financing, adverse market conditions or unexpected operating or financial problems related to either party to the transaction. In these circumstances, the Company often does not receive advisory fees that would have been received if the transaction had been completed, despite the fact that the Company may have devoted considerable time and resources to the transaction. Barriers to the completion of a restructuring transaction may include a lack of anticipated bidders for the assets of the Company's client, the inability of the Company's client to restructure its operations, or indebtedness due to a failure to reach agreement with its creditors. In these circumstances, the Company's fees are generally limited to monthly retainer fees and reimbursement of certain out-of-pocket expenses.

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

The Company does not allocate revenue by the type of advice provided because of the complexity of the transactions on which the Company may earn revenue and the Company's holistic approach to client service. For example, a restructuring engagement may evolve to require a sale of all or a portion of the client, M&A assignments can develop from relationships established on prior restructuring engagements, and capital markets expertise can be instrumental on both M&A and restructuring assignments.

Equity-based Compensation — The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant-date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a non-employee in exchange for an equity instrument based on the award’s grant-date fair value. The Company records shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”) as treasury stock. The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

The Company has terms that qualify certain employees to terminate their services while not forfeiting certain qualifying incentive awards granted during employment. For qualifying awards, (i) the employee must be at least 56 years old, (ii) the employee must have provided at least 5 consecutive years of service to the Company and (iii) the total of (i) and (ii) must be equal to at least 65 years. Any such awards will continue to vest on their applicable vesting schedule, subject to noncompetition and other terms. Over time a greater number of employees may become retirement eligible and the related requisite service period over which the Company will expense these awards will be shorter than the stated vesting period. Unvested RSUs and certain stock-based awards are eligible to receive dividends in kind; however, the right to dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2025 and 2024, no such amounts were recorded.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date do not change for the life of the asset when estimating expected credit losses. ASU 2025-05 is effective for fiscal years and interim periods beginning after December 15, 2025. Early application is permitted. Upon initial evaluation, the Company does not expect the adoption of ASU 2025-05 to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2025	2024
Equipment	$28,606	$22,154
Furniture and fixtures	20,362	16,842
Leasehold improvements	77,345	75,295
Construction in progress	17,189	2,556
Total	143,502	116,847
Less: Accumulated depreciation and amortization	(59,395)	(51,396)
Equipment and leasehold improvements, net	$84,107	$65,451

Depreciation and amortization expenses for fixed assets totaled $2,976 and $2,802 for the three months ended September 30, 2025 and 2024, respectively, and $8,515 and $7,611 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, there were $814 and $954 of costs capitalized, net of $2,057 and $1,917 of accumulated amortization, respectively, within prepaid expenses and other assets on the Company's condensed consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $47 and $47 for the three months ended September 30, 2025 and 2024, respectively, and $140 and $151 for the nine months ended September 30, 2025 and 2024, respectively. The amortization expense was recorded within communication, technology and information services on the condensed consolidated statements of operations.

5.
INVESTMENTS

Fair value investments are presented within investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. See Note 2 for further information on the Company's fair value hierarchy.

The estimated fair value of sovereign debt securities and money market funds are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months and the Company considers these securities to be risk free. Therefore, the Company does not reserve for expected credit losses on these investments. The Company also holds certificates of deposit, which are held at carrying value.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of September 30, 2025, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents
Money market funds	$192,291	$—	$192,291	$—
Certificates of Deposit	9,500	—	9,500	—
Total fair value assets included in cash and cash equivalents	201,791	—	201,791	—
Investments
Sovereign debt securities	323,329	—	323,329	—
Certificates of Deposit	15,000	—	15,000	—
Total fair value assets included in investments	338,329	—	338,329	—
Total fair value assets	$540,120	$—	$540,120	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized gains of $948 and $1,298 for the three months ended September 30, 2025 and 2024, respectively, and unrealized losses of $147 and unrealized gains of $1,423 for the nine months ended September 30, 2025 and 2024, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $338,476 as of September 30, 2025.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of September 30, 2025 and December 31, 2024, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $28,500 and $36,677, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operation.

During the nine months ended September 30, 2025 and 2024, MA Financial declared dividends, of which the Company received $2,347 and $3,107, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During each of the three months ended September 30, 2025 and 2024, the Company sold 5,000,000 shares of MA Financial common stock and the Company's ownership interest in MA Financial was reduced. These transactions resulted in gains of $19,092 and $6,975, respectively, recorded in other income and expenses on the condensed consolidated statements of operations.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2025 and 2024 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2025		2024		2025		2024
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$53,366		$16,894		$145,172		$46,621
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$53,366		$16,894		$145,172		$46,621
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,438,951		72,325,050		74,958,720		71,612,206
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,229,766	(b)	4,581,221	(b)	4,075,508	(b)	4,535,151
Weighted average shares of Class A common stock outstanding—diluted		79,668,717		76,906,271		79,034,228		76,147,357
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.71		$0.23		$1.94		$0.65
Diluted		$0.67		$0.22		$1.84		$0.61

The Company has not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 86,203,342 shares and 82,966,406 shares for the three months ended September 30, 2025 and 2024, respectively, and 85,505,786 and 82,269,323 shares for the nine months ended September 30, 2025 and 2024, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2025 and 2024, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2025 and 2024, there were 0 and 887 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 357,110 and 3,856 RSUs for the nine months ended September 30, 2025 and 2024, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2025 and 2024, the Company recognized expenses of $38,386 and $36,151, respectively, and $164,689 and $120,981 for the nine months ended September 30, 2025 and 2024, respectively, related to RSUs and other stock-based awards, excluding awards with market conditions.

The following table summarizes activity related to RSUs for the nine months ended September 30, 2025 and 2024.

	Restricted Stock Units
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,730,958	$51.04	7,850,574	$46.82
Granted	3,083,853	73.56	3,794,809	55.09
Forfeited	(351,182)	62.76	(794,912)	51.04
Vested	(2,958,196)	51.04	(3,159,317)	46.20
Unvested Balance at September 30,	7,505,433	$59.65	7,691,154	$50.76

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the nine months ended September 30, 2025 and 2024, the Company granted 822,931 and 415,753 Partnership Units with grant-date fair values of $54,766 and $20,914, respectively.

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the nine months ended September 30, 2025, the Company granted 450,000 Performance Units which represents the maximum number of units that will vest if the pre-specified market conditions are achieved and service requirements are met. During the nine months ended September 30, 2024, the Company granted 91,498 target Performance Units (with maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met). For the three months ended September 30, 2025 and 2024, the Company recognized expenses of $1,780 and $652, respectively, and $3,320 and $1,757 for the nine months ended September 30, 2025 and 2024, respectively, related to Performance Units.

As of September 30, 2025, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $255,404, which is expected to be recognized over a weighted-average period of 2.0 years.

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

As of September 30, 2025, there were 84,778,959 shares of Class A common stock issued, 10,782,620 shares of treasury stock, and 73,996,339 shares outstanding. As of December 31, 2024, there were 80,970,827 shares of Class A common stock issued, 10,380,876 shares of treasury stock, and 70,589,951 shares outstanding.

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

As of September 30, 2025, and December 31, 2024, 4,324,418 and 4,331,619 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2025 and 2024, the Company repurchased 401,744 and 181,718 shares, respectively, pursuant to the Company's repurchase program and from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $28,468 and $9,751, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2025 and 2024.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $46,573 as of September 30, 2025.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2025 and December 31, 2024, partners held 6,535,471 and 6,124,888 Group LP partnership units, respectively, representing an 8% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 73,996,339 shares of Class A common stock outstanding as of September 30, 2025 (70,589,951 as of December 31, 2024), represents the controlling interest.

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

During the three months ended September 30, 2025 and 2024, the Company incurred $552 and $0, respectively, in aircraft lease costs to be paid to Manager, and $1,180 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Promissory Notes — As of September 30, 2025, there were $9,441 of unsecured promissory notes from employees held by the Company (December 31, 2024: $9,580). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended September 30, 2025 and 2024, the Company received $0 principal repayments, and $250 and $0 for the nine months ended September 30, 2025 and 2024. For the three months ended September 30, 2025 and 2024, the Company recognized interest income of $115 and $113, respectively, and $346 and $296 for the nine months ended September 30, 2025 and 2024, respectively, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $58 and $60 for the three months ended September 30, 2025 and 2024, respectively, and $173 and $176 for the nine months ended September 30, 2025 and 2024, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2025 and December 31, 2024, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates. The Company earned revenues associated with such transactions of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $131 and $9,663 for the nine months ended September 30, 2025 and 2024, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2025, U.S. Broker Dealer had net capital of $347,227, which was $346,977 in excess of its required net capital. As of December 31, 2024, U.S. Broker Dealer had net capital of $203,877, which was $203,627 in excess of its required net capital.

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

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the credit facility. As of September 30, 2025, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,383 as a result of the issuance of an aggregate amount of $617 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2026 and a maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of September 30, 2025.

Leases — The Company maintains operating leases for corporate offices and an aircraft with various expiration dates, some of which extend through 2040. Some leases include options to terminate or to extend the lease terms. The Company records lease liabilities measured at the present value of anticipated lease payments over the lease term, including options to extend or terminate the lease when it is reasonably certain such options will be exercised. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses its secured borrowing rate, which was determined with reference to the Company's available credit line. See below for additional information about the Company’s leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Supplemental Income Statement Information:
Operating lease cost	$7,563	$6,370	$21,896	$18,743

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,725)	$(6,910)	$(20,392)	$(19,090)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$53,880	$7,106	$56,745	$8,669
Weighted-average remaining lease term - operating leases (in years)	11.13	11.22	11.13	11.22
Weighted-average discount rate - operating leases	4.63%	4.03%	4.63%	4.03%

During the nine months ended September 30, 2025 and 2024, the Company received $152 and $482 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of September 30, 2025, the future maturities of the Company's operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
Remainder of 2025	$5,962
2026	30,436
2027	30,936
2028	31,912
2029	33,527
Thereafter	220,300
Total Payments	$353,073

Less: Tenant improvement allowances	(4,841)
Less: Present value adjustment	(80,490)
Total	$267,742

In September 2025, a lease commenced for office space that will replace the Company's existing space in London during 2026. Upon commencement, $53,880 in right-of-use assets and operating lease liabilities were capitalized.

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2025 and

2024, in the amounts of $1,096 and $1,074, respectively, and $3,134 and $3,187 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company’s provisions for income taxes were an expense of $22,242 and an expense of $7,419 for the three months ended September 30, 2025 and 2024, respectively. The Company's provisions for income taxes were an expense of $28,904 and an expense of $6,820 for the nine months ended September 30, 2025 and 2024, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended September 30, 2025 and 2024 were $112 and $986, respectively, and $22,564 and $11,660 for the nine months ended September 30, 2025 and 2024, respectively.

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

For the period ended September 30, 2025, the Company’s Chief Operating Decision Maker (“CODM”) is Kenneth Moelis, Chief Executive Officer. As of October 1, 2025, Navid Mahmoodzadegan, Co-Founder and Co-President, will succeed Kenneth Moelis as Chief Executive Officer at which time, the Company's CODM will be Navid Mahmoodzadegan. The CODM is regularly provided, on a consolidated basis, the advisory segment’s significant expenses, which are the same as those presented in the Company’s condensed consolidated statements of operations. The primary measure of the advisory segment’s profit or loss regularly evaluated by the CODM is consolidated net income or net loss. The advisory segment’s total assets are presented on the Company’s consolidated statements of financial position and the segment’s accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies. Since the financial markets are global in nature, the CODM generally manages the business based on the operating results of the enterprise holistically, not by geographic region or product type. The information reviewed by the CODM is used to make strategic decisions about the Company’s operations, growth strategies, and capital allocation.

The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which the Company's clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$329,366	$230,616	$849,581	$585,926
Europe	17,959	20,011	108,750	90,244
Rest of World	9,567	23,128	70,530	79,656
Total	$356,892	$273,755	$1,028,861	$755,826

	September 30,	December 31,
	2025	2024
Assets:
United States	$1,234,600	$1,169,236
Europe	130,205	65,380
Rest of World	152,423	144,320
Total	$1,517,228	$1,378,936

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on December 4, 2025, to Class A common stockholders of record on November 10, 2025.

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

As of September 30, 2025, we served our clients globally with 1,035 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2025 and 2024, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of October 6, 2025 and October 4, 2024, respectively.

For the first nine months of 2025, we earned GAAP revenues of $1,028.9 million compared with $755.8 million earned during the same period in 2024. This represents an increase of 36% compared to a 7% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our new business origination and deal activity are strong. We have seen improvement in the M&A market as companies continue to use M&A and the capital markets as a tool to realize long-term strategic priorities. Additionally, the near-record levels of capital accumulated by financial sponsors combined with unsold portfolio companies should provide for more sponsor-related M&A activity. Our capital structure advisory team continues to be engaged on a consistent level of liability management assignments although ample liquidity, access to diverse pools of capital and historically low credit spreads are resulting in fewer traditional restructurings. Our capital markets business has experienced significant growth benefiting from the rapid expansion of private credit, a risk-on environment fueled by emerging trends in new technologies and improving M&A activity. While still in the early stages, we are encouraged by our recent investments in our private capital advisory business, and we have seen an increase in active engagements over the last several months. The impact of existing and any future tariff policy announcements and the recent U.S. government shut down could delay the timing of our revenues. We believe we are well-positioned to navigate these dynamic markets as we have a strong balance sheet with substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Revenues	$356,892	$273,755	30%	$1,028,861	$755,826	36%
Expenses:
Compensation and benefits	255,410	210,658	21%	719,069	573,006	25%
Non-compensation expenses	53,168	47,533	12%	163,937	141,386	16%
Total operating expenses	308,578	258,191	20%	883,006	714,392	24%
Operating income (loss)	48,314	15,564	210%	145,855	41,434	252%
Other income and (expenses)	33,999	11,095	206%	43,650	17,032	156%
Income (loss) before income taxes	82,313	26,659	209%	189,505	58,466	224%
Provision (benefit) for income taxes	22,242	7,419	200%	28,904	6,820	324%
Net income (loss)	$60,071	$19,240	212%	$160,601	$51,646	211%

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

Three Months Ended September 30, 2025 versus 2024

Revenues were $356.9 million for the three months ended September 30, 2025 as compared with $273.8 million for the same period in 2024, representing an increase of 30%. The increase in revenues was driven by an increase in the average fees per completed transaction and the number of completed transactions as compared to the prior year period.

For the three months ended September 30, 2025 and 2024, we earned revenues from 155 clients and 163 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 72 clients and 67 clients, respectively.

Nine Months Ended September 30, 2025 versus 2024

Revenues were $1,028.9 million for the nine months ended September 30, 2025 as compared with $755.8 million for the same period in 2024, representing an increase of 36%. The increase in revenues was driven by an increase in the average fees per completed transaction and the number of completed transactions as compared to the prior year period.

For the nine months ended September 30, 2025 and 2024, we earned revenues from 290 clients and 314 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 181 clients and 177 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Expenses:
Compensation and benefits	$255,410	$210,658	21%	$719,069	$573,006	25%
% of revenues	72%	77%		70%	76%
Non-compensation expenses	$53,168	$47,533	12%	$163,937	$141,386	16%
% of revenues	15%	17%		16%	19%
Total operating expenses	$308,578	$258,191	20%	$883,006	$714,392	24%
% of revenues	86%	94%		86%	95%

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

Three Months Ended September 30, 2025 versus 2024

Operating expenses were $308.6 million for the three months ended September 30, 2025 and represented 86% of revenues, compared with $258.2 million for the same period in 2024 which represented 94% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

Nine Months Ended September 30, 2025 versus 2024

Operating expenses were $883.0 million for the nine months ended September 30, 2025 and represented 86% of revenues, compared with $714.4 million for the same period in 2024 which represented 95% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior year period.

Compensation and Benefits Expenses

Our compensation and benefits expenses are determined by management based on revenues earned, the results from investments where our employees and the Moelis advisory platform contributed meaningfully to the acquisition of the asset, the competitiveness of the prevailing labor market and anticipated compensation requirements for our employees, the level of recruitment of new Managing Directors and other bankers, the amount of compensation expenses amortized related to equity awards and other relevant factors. As a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

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

Three Months Ended September 30, 2025 versus 2024

For the three months ended September 30, 2025, compensation related expenses of $255.4 million represented 72% of revenues, compared with $210.7 million which represented 77% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to increased headcount and a higher discretionary bonus accrual, as a result of higher revenues earned, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

Nine Months Ended September 30, 2025 versus 2024

For the nine months ended September 30, 2025, compensation related expenses of $719.1 million represented 70% of revenues, compared with $573.0 million which represented 76% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to increased headcount and a higher discretionary bonus accrual, as a result of higher revenues earned, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

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

Three Months Ended September 30, 2025 versus 2024

For the three months ended September 30, 2025, non‑compensation expenses of $53.2 million represented 15% of revenues, compared with $47.5 million which represented 17% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and related expenses, and communications and technology expenses driven by increased headcount.

Nine Months Ended September 30, 2025 versus 2024

For the nine months ended September 30, 2025, non‑compensation expenses of $163.9 million represented 16% of revenues, compared with $141.4 million which represented 19% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased travel and related expenses, and communications and technology expenses driven by increased headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2025 versus 2024

For the three months ended September 30, 2025, other income and expenses was income of $34.0 million, primarily related to a gain of $19.1 million from the sale of 5,000,000 shares of our investment in MA Financial, $6.5 million in income associated with the forfeiture or return of compensation by former employees, and $3.5 million in income from the Company's investment in MA Financial. For the prior year period, other income and expenses was income of $11.1 million, primarily related to a $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial and $3.9 million in interest and gains on financial assets measured at fair value.

Nine Months Ended September 30, 2025 versus 2024

For the nine months ended September 30, 2025, other income and expenses was income of $43.7 million, primarily related to a gain of $19.1 million from the sale of 5,000,000 shares of our investment in MA Financial, $13.4 million in net gains and income on financial assets, $6.5 million in income associated with the forfeiture or return of compensation by former employees, and $5.1 million in income from the Company's investment in MA Financial. For the prior year period, other income and expenses was income of $17.0 million, primarily related to $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial and $6.2 million in interest and gains on financial assets measured at fair value.

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

Three Months Ended September 30, 2025 versus 2024

The Company’s provision for income taxes was an expense of $22.2 million against pre-tax income of $82.3 million and an expense of $7.4 million against pre-tax income of $26.7 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate.

Nine Months Ended September 30, 2025 versus 2024

The Company’s provision for income taxes was an expense of $28.9 million against pre-tax income of $189.5 million and an expense of $6.8 million against pre-tax income of $58.5 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2025 and December 31, 2024, the Company had cash equivalents of $201.8 million and $350.9 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of September 30, 2025 and December 31, 2024, the Company had cash of $79.8 million and $61.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit, which are both highly liquid instruments in active markets, that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2025 and December 31, 2024, the Company held $338.3 million and $147.9 million of investments, respectively, primarily composed of sovereign debt securities.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2025 and December 31, 2024 accounts receivable were $55.2 million and $51.4 million, respectively, net of allowances of $2.4 million and $1.7 million, respectively.

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

As of September 30, 2025, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2026, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of September 30, 2025.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on December 4, 2025 to Class A common stockholders of record on November 10, 2025. During the nine months ended September 30, 2025 the Company paid aggregate dividends of $1.95 per share.

During the nine months ended September 30, 2025 and 2024, the Company repurchased 401,744 and 181,718 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and pursuant to the Company's share repurchase program. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $46.6 million as of September 30, 2025.

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

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash provided by (used in)
Operating activities:
Net income (loss)	$160,601	$51,646
Non-cash charges	175,351	129,367
Other operating activities	(98,398)	(68,869)
Total operating activities	237,554	112,144
Investing activities	(186,242)	13,423
Financing activities	(184,391)	(168,144)
Effect of exchange rate changes	2,335	1,427
Net increase (decrease) in cash	(130,744)	(41,150)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215
Cash, cash equivalents, and restricted cash, end of period	$282,435	$146,065

Nine Months Ended September 30, 2025

Cash, cash equivalents and restricted cash were $282.4 million at September 30, 2025, a decrease of $130.8 million from $413.2 million at December 31, 2024. Operating activities resulted in a net inflow of $237.6 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonus paid during the period. Investing activities resulted in a net outflow of $186.2 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $184.4 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of September 30, 2025, the Company has a total payable of $299.2 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $32.0 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $0.3 million pursuant to the tax receivable agreement during the first nine months of 2025.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $1.5 million and gains of $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and gains of $1.1 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2025 and 2024, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the third quarter of 2025

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
July 1 - July 31	7,576	$70.06	6,936	$60.6 million
August 1 - August 31	207,279	70.76	199,030	46.6 million
September 1 - September 30	—	—	—	46.6 million
Total	214,855	$70.74	205,966	$46.6 million

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of October, 2025.

MOELIS & COMPANY

/s/ Navid Mahmoodzadegan
Navid Mahmoodzadegan
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer