Form 10-K
period 2025-12-31
Moelis & Co
filed 2026-02-26
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and nonvoting common equity held by non‑affiliates of the Registrant as of June 30, 2025 was $4,580 million.

As of February 12, 2026, there were 73,435,377 shares of Class A common stock, par value $0.01 per share, and 4,191,326 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10‑K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, NY

vvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvvv

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

Moelis & Company was founded in 2007 by veteran investment bankers to create a global independent investment bank that offers multi-disciplinary solutions and exceptional transaction execution combined with the highest standard of confidentiality and discretion. We create lasting client relationships by providing focused, innovative advice through a highly collaborative and global approach. Our compensation model fosters our holistic approach to clients by emphasizing quality of advice and is not a commission-based structure where employees are compensated on a defined percentage of the revenues they generate. We believe our discretionary approach to compensation leads to exceptional advice, strong client impact and enhanced internal collaboration.

We have achieved rapid growth by hiring high‑caliber professionals, expanding the scope of our advisory services, increasing the breadth of our geographic and sector coverage, developing new client relationships and cultivating our professionals through training and mentoring. Today we serve our clients with 1,416 employees, including 1,014 advisory professionals and 178 Managing Directors as of February 4, 2026, based in over 20 locations around the world. We have demonstrated strong performance, achieving a total stock return since our IPO of approximately 506% as of December 31, 2025, and have advised on over $5.5 trillion of transactions since inception.

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

We focus on a wide range of clients, including large public multinational corporations, middle market private companies, financial sponsors, entrepreneurs, governments and sovereign wealth funds, and we deliver the full resources of our firm and the highest level of senior attention to every client, regardless of size or situation. We advise our clients through all phases of the business cycle using our strong capabilities in M&A and strategic advisory, capital markets, capital structure advisory and private capital advisory.

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

Our shareholder advisory team provides corporate boards with effective solutions to a broad range of shareholder situations, drawing from decades of experience working with public companies, boards and management teams. We advise clients across every major industry on matters of corporate preparedness, proactively developing and implementing engagement strategies. We also provide support during activist campaigns, from privately engaging with shareholders to stave off a formal campaign, to defending the company’s interests in a proxy fight or hostile media campaign. Combining our global industry coverage with our M&A and Capital Markets capabilities, we help our clients minimize disruption to their business and position them to meet their long-term objectives.

For our clients seeking capital market solutions, we structure and execute customized financing solutions and advise clients on all aspects of public and private equity and debt transactions. Transactions for our clients address a broad range of needs, including refinancings, growth capital, secondary liquidity, buyouts, platform formation, IPOs, joint ventures, liquidity enhancement, capital structure optimization, and project financing. We act as placement agent, underwriter, bookrunner, or advisor to best meet our client’s needs, with comprehensive product expertise including equity & equity-linked debt, equity derivatives and alternative paths to market.

We help our clients in financial distress address a wide range of capital structure matters around the world involving liquidity, debt maturity profile and quantum, liability management, optimal capital structure analysis, enterprise threatening litigation and general balance sheet matters. We bring together senior capital structure advisory professionals and our industry, M&A and capital markets experts to provide holistic advice. We advise both companies and creditors, utilizing our strong relationship network to access capital, identify potential partners and drive support for our transactions. A significant amount of our recapitalization and restructuring engagements have been on the company or debtor side of a transaction. We believe that during times of financial distress, having a true partner as an advisor is of critical importance, and our partnership and collaboration with our clients during these times has helped us develop long‑lasting company relationships. In addition, our deep relationships throughout the creditor, recapitalization, and restructuring communities provide multiple creditor side origination opportunities and allow us to develop a comprehensive perspective for all constituents. We understand that in distressed situations, many creditors become temporary equity holders of businesses. We help these creditors realize value which historically has led these clients to pursue further M&A activity with us. Furthermore, during distressed economic environments, companies may require an immediate infusion of capital to fund business operations. Through our full integration with our capital markets experts, we are able to provide our clients with innovative solutions to solve their capital needs.

We also advise on a range of secondary market and primary fundraising solutions for financial sponsors and institutional investors. Our private capital advisory team is composed of long-tenured professionals with extensive experience executing some of the largest and most complex transactions in the private markets. The team seamlessly leverages Moelis' financial sponsor coverage, sector expertise, capital markets connectivity, and global investor reach to deliver a range of strategic, customized solutions to our sponsor clients across a wide spectrum of strategies, including buyout, growth capital, venture, credit, and real assets. The team delivers tailored strategies designed to meet our clients’ specific needs, including continuation funds, direct secondaries, strip sales, tender offers, primary capital raising and co-investment and fundless-sponsor capital raising.

In addition, we provide a broad range of other financial advisory services tailored to the specific circumstances and needs of our clients. For example, we have substantial experience in advising clients on complex risk exposures, we act as expert witness for clients in major litigation and we assist private clients and governments in negotiations of significant commercial matters.

We seek to generate repeat business from our clients by becoming long‑term partners with them as opposed to being solely transaction focused. We are also committed to developing new client relationships, and we maintain an active dialogue with a large number of potential clients, as well as with their financial and legal advisors, on an ongoing basis. We continue to access new relationships through our business development initiatives, growing our senior team with professionals who bring additional client relationships, and through introductions from our strong network of relationships with senior executives, board members, attorneys and other third parties.

Our Key Competitive Strengths

With a diverse global footprint, capabilities in all major industries and deep advisory expertise, we believe we are well positioned to benefit from the strong and continuing market opportunity for independent investment banks. Furthermore, we believe our business is differentiated from that of our competitors in the following respects:

Globally Integrated Firm with Innovative Advisory Solutions: We provide the high‑touch and conflict free benefits of an independent investment bank with the global reach, sector depth and product expertise more commonly found at larger financial institutions. With over 20 locations in North and South America, Europe, the Middle East, Asia and Australia, we combine local and regional expertise with international market knowledge to provide our clients with highly integrated information flow and strong cross‑border capabilities. We harness the deep industry expertise and broad corporate finance experience of our 178 global Managing Directors as of February 4, 2026. Our discretionary incentive compensation structure encourages a high degree of collaboration and our “One Firm” mentality.

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

Fast Growing Global Independent Investment Bank: We have achieved rapid growth and scaled our business meaningfully. During the past five years we have added 95 Managing Directors to enhance sector, product and regional capabilities across our platform with a focus on the largest industry fee pool opportunities. We currently have over 20 offices with 1,416 employees, including 178 Managing Directors as of February 4, 2026. We believe the quality and scale of our global franchise would be a challenge to replicate anew today.

Strong Financial Discipline: We are financially disciplined with an intense focus on managing our organic growth in a cost-effective manner. In addition to our external hiring strategy, we focus heavily on internal talent development which has resulted in nearly 50% of our Managing Director population having been promoted. We continue to promote individuals that are passionate about our culture and have proven track records on our platform. We believe our investment in early career professionals creates a self-sustaining pool of potential Managing Director talent, which in turn helps us manage profitable growth and allows us to return more capital to shareholders in the long run. We incentivize our bankers as owners by awarding equity compensation in order to align the interests of our employees and equity holders. Additionally, we have focused on entering new regions and sectors through cost effective strategies. We intend to maintain our financial discipline as we continue to grow our revenues, expand into new markets and increase our areas of expertise.

Relationships with Global Investment Institutions: We believe that we have deep and broad relationships with many of the largest Global Investment Institutions in the world, including financial sponsors, sovereign wealth funds and other investment managers, which continue to represent a growing portion of the overall fee pool. These deep relationships have been a focal point of the Firm since our founding, and our coverage has strengthened over time. Our ability to provide holistic solutions to these institutions is a key strength of Moelis & Company. We advise them throughout their entire portfolio company life cycle, identifying financing options, sourcing potential targets for their portfolios, seeking exit opportunities via public and private processes, and assisting them on their fund raising needs. As a result of our broad and diverse offering, we have become an important solution provider to this client base.

Significant Organic Growth Opportunities: We have made significant investment in our people with the hiring or promotion of 95 Managing Directors in the last five years. These strategic investments have expanded our range of expertise to support our clients and align the Firm with the largest market opportunities. Since inception, undergraduate and MBA hiring has been a critical component of our talent strategy. We have a global commitment to our campus recruiting. We are realizing meaningful organic growth from the quality of our talent and the maturation of these investments and are proud that a number of individuals who began their career at Moelis are now Managing Directors. We have achieved critical size in key industry sectors and regions around the globe, as well as recognition for advising on innovative transactions, which have enhanced our brand globally. We are positioned to continue to grow revenues as a result of increased individual productivity as our investments in people mature and as we continue to leverage our global platform through enhanced connectivity, idea generation and expanded brand recognition.

High Standard of Confidentiality and Discretion: Due to the highly sensitive nature of M&A discussions where confidentiality is of paramount importance to clients, the M&A business is most effectively operated on a “need to know” basis. We believe that large financial conglomerates with multiple divisions, "Information Barriers" (also known as “Chinese Walls”) and layers of management have a significantly greater number of employees who have access to sensitive client information, which can increase the risk of confidential information or material non-public information leaking. Such leaks can materially impair the viability of transactions and other strategic decisions and cause legal, regulatory and reputational harm. We employ a high standard of confidentiality and discretion, and have instituted procedures designed to safeguard our clients' confidential information or material non-public information, minimizing the risk of sensitive information being used inappropriately or leaking to the market.

Diversified Advisory Platform: Our business is highly diversified across sectors, types of advisory services and clients. Our broad corporate finance expertise positions us to advise clients through any phase of their life cycle and in any economic environment. We focus on a wide range of clients including large public multinational corporations, middle market private companies, financial sponsors, entrepreneurs, governments and sovereign wealth funds, and we deliver the full resources of our firm and the highest level of senior attention to every client. In addition, we have no meaningful concentration, with our top 10 transactions representing approximately 18% of our revenues in 2025. Our holistic “One Firm” approach also reduces dependence on any one product or banker and allows us to leverage our intellectual capital across the firm as necessary to offer multiple solutions to our clients, increase our client penetration and adapt to changing circumstances.

Partnership Culture: We believe that commitment to excellence, our enhanced competitive position and client coverage platform, and our momentum have created an environment that attracts and retains high quality talent. Our people are our most valuable asset and our goal is to attract, retain and develop the best and brightest talent in our industry across all levels. We strive to foster a collaborative environment, and we seek individuals who are passionate about our business and are committed to our culture. We have established a compensation philosophy that reinforces our long‑term vision and values by rewarding collaboration, client impact and lasting relationships and encourages employees to put the interests of our clients and our company first. Above all, our core values nurture a culture of partnership, passion, optimism, and hard work, inspiring the highest level of quality and integrity in every interaction with our clients and each other.

Our Growth Strategy

Our growth strategy is to continue to take advantage of what we believe are attractive market opportunities to enhance our leadership position as a global independent investment bank, advising our clients on their most critical strategic decisions. We seek to achieve these objectives through the following two primary strategies:

Deepen and Expand our Client Relationships: We seek to continue to deepen and expand our client relationships, which are the foundation of our business. We are tireless in our pursuit to offer the highest quality integrated advice and most innovative solutions that lead to the long‑term success of our clients. We believe this approach has enhanced our reputation as a trusted advisor to our clients, and we intend to leverage this approach further as we increase our touch points with our clients and develop new client relationships.

Broaden our Areas of Expertise Based on Client Needs: We intend to align the Firm with the largest market opportunities through further industry and geographic expansion and the introduction of new product expertise based on client needs. In addition to hiring high quality professionals who will expand our market share, we seek to grow through increasing the tenure of our Managing Directors, investing in and training our next generation of Managing Directors and continuing to hire analysts and associates from leading undergraduate and graduate programs. We believe that developing talent internally creates a more sustainable franchise and reinforces the culture of our firm.

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

We are dedicated to maintaining an inclusive workplace. Our commitment to uphold a culture of respect is driven by our executive leadership and our Board of Directors. As a global, multicultural firm we are committed to building a workforce that is representative of the range of clients we advise around the world. Our ability to provide a rewarding career path in an environment focused on collaboration that brings together diverse perspectives and experiences results in best in class advice for our clients. Pipeline talent programs including our flagship Leadership Development Program, targeted coaching and development and our Employee Networks provide an important opportunity for an exchange of ideas and relationship building among employees who identify as part of underrepresented groups and their allies. These firm-sponsored and employee-driven groups are open to all employees and support our culture and career development and create a framework for global connectivity and idea sharing. While the firm has always been focused on the health and well-being of our employees, we have expanded access to mental health services and support for employees and their families. We also support approximately 84 nonprofit organizations around the world.

We recruit from the world’s leading undergraduate and graduate programs and have developed relationships with the universities where we recruit. Since our inception, we have had a dedicated campus recruiting effort through which we have hired many of our analysts and associates. We devote significant time and resources to training and mentoring our employees to ensure our early career professionals receive significant transaction experience across a wide range of products and industries. We believe this exposure enhances the investment banking experience and allows our developing talent to refine their proficiency in a broad variety of corporate finance matters at an early stage in their career. We are committed to talent retention and our goal is to develop our brightest and most ambitious early career professionals into productive Managing Directors.

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

Today, MA Financial is a firm specializing in asset management, lending, corporate advisory and equities. Our original position of 50.0 million shares has been reduced by the sale of 36.5 million shares of MAF since its IPO, and further diluted through share issuances of MAF common stock. Despite these transactions, we still maintain an investment in and partnership with MA Financial. In connection with MA Financial’s IPO, the Company and MA Financial entered into a strategic alliance agreement pursuant to which MA Financial continues to conduct its investment banking advisory business in Australia and New Zealand as an integrated part of the global advisory business of the Company.

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

In past years there has been substantial consolidation in the financial services industry. In particular, a number of large commercial banks and other broad‑based financial services firms have established or acquired broker‑dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit‑taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial lending and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. In addition, we may be at a competitive disadvantage relative to certain competitors who are able to, and regularly do, provide financing or market making services that are often instrumental in effecting transactions. The trend toward consolidation has significantly increased the capital base and geographic reach of our competitors as well as the potential for actual or perceived conflicts of these firms.

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

Broker‑dealers are subject to regulations that cover all aspects of the securities business, including capital structure, licensing and registration, supervision, record‑keeping, investor protection, market abuse, insider trading and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker‑dealer and member of a self‑regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3‑1. Rule 15c3‑1 specifies the minimum level of net capital a broker‑dealer must maintain and also requires that a significant part of a broker‑dealer’s assets be kept in relatively liquid form. The SEC and various self‑regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker‑dealer and constrain the ability of a broker‑dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

Executive Officers and Directors

Board of Directors

Navid Mahmoodzadegan,

Chief Executive Officer of the Company

Kenneth Moelis,

Executive Chairman of the Company

Eric Cantor,

Managing Director and Vice Chairman of the Company

Dr. Louise Mirrer,

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

Thorold Barker,

Senior Adviser at Alix Partners, Former Editor for Europe, Middle East, and Africa at The Wall Street Journal, Former U.S. Editor of the Lex Column and Reporter at the Financial Times, and Former Strategy Consultant at Bain & Company.

Other Executive Officers

Jeffrey Raich,

Managing Director and Executive Vice Chairman of the Company

Katherine Pilcher Ciafone,

Chief Operating Officer

Christopher Callesano,

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

The simplified diagram below depicts our organizational structure (percentages are as of December 31, 2025).

Certain Managing Director and other Employees[1]
Public stockholders
Moelis & Company Partner Holdings LP[2]
Class A common stock 64% voting interest
Class B common stock 36% voting interest
Moelis & Company
100% equity interest
Class A Partnership Units non-voting 92% economic interest[3]
Moelis & Company Group GP LLC
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

MARKET AND INDUSTRY DATA

The industry, market and competitive position data referenced throughout this Form 10‑K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10‑K. The M&A market data for announced and completed transactions in 2025 and 2024 referenced throughout this Form 10‑K was obtained from LSEG Data & Analytics (formerly known as Refinitiv) as of January 5, 2026, and January 6, 2025, respectively.

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

We have experienced rapid growth, which may be difficult to sustain at the same rate. Our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these professionals to become profitable and effective. We have, and may in the future, incur significant expenses to recruit these professionals and expend significant time and resources toward training, integration and business development aimed at maximizing the impact of these professionals on our platform. For example, in 2025 we hired 9 new managing directors. If we are unable to recruit and develop productive professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

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

We depend on the efforts and reputations of Mr. Mahmoodzadegan, Mr. Moelis, and our other executive officers. Our senior leadership team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. The loss of the services of our senior leadership team, in particular Mr. Mahmoodzadegan and/or Mr. Moelis, could have a material adverse effect on our business, including our ability to attract clients.

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

Our revenue in any given period is dependent on the number of fee‑paying clients in such period. In 2025 and 2024, we had 254 clients and 241 clients paying fees equal to or greater than $1 million, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee‑paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

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

Atlas Crest Investment Corp. entities (each an "Atlas Crest Entity" and collectively referred to as "Atlas Crest Entities") were SPACs affiliated with Moelis. Mr. Moelis was the non-Executive Chairman of the Atlas Crest Entities. Mr. Moelis, other executive officers and Managing Directors of Moelis owned a majority of each respective sponsor of Atlas Crest Entities. If Atlas Crest Entities engaged in poor business practices, Moelis could suffer reputational harm that could adversely affect our revenue and our business prospects. In 2022, the remaining Atlas Crest Entities were wound up and the remainder of the Company's investments were liquidated.

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

As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data and material non-public information. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with increasingly stringent U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our information systems collecting such information. An increasing number of laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), impose stringent requirements upon the processing of personal data. Several other jurisdictions, including states within the United States, have also adopted or are considering similar legislation. Any failure to comply with applicable rules could expose us to liability and/or reputational damage.

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

We, or our third-party service providers and their subprocessors, may develop or incorporate AI technology in certain business operations, processes or services. The full extent of current or future risks related to the development of AI technology is not possible to predict. We may not be able to anticipate, prevent or mitigate all of the potential risks, challenges or impacts of such changes. Some of our competitors may be more successful than us in the development and implementation of new technologies to address client demands or improve operations or may do so faster than we can, which may put us at a competitive disadvantage. The use of AI relies on the use of high volumes of data, which could result in the exposure, misuse or theft of confidential, proprietary or personal data. The worldwide legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI, and increase our compliance costs and the risk of non-compliance. The foregoing AI related risks may have a material adverse effect on our financial condition, results of operations or market share.

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

We may incur losses as a result of unforeseen or catastrophic events, including widespread health emergencies, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents, or other natural disasters.

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

In 2025, we earned approximately 16% of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. In addition, some of our larger clients are non‑U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

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

As of December 31, 2025, we have 915,064,846 shares of Class A common stock authorized but unissued, including 6,399,164 shares of Class A common stock that may be issued upon exchange of Class A Partnership Units of Group LP. Our restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Moelis & Company Group LP permits Moelis & Company Group LP to issue an unlimited number of additional partnership interests of Moelis & Company Group LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. The Company has authorized 15,000,000 shares of Class A common stock for issuance of new awards under our Moelis & Company 2024 Omnibus Incentive Plan ("2024 Plan"). There were 11,051,011 shares available for issuance as of December 31, 2025, which includes certain shares forfeited, canceled, or otherwise settled without the distribution of shares from the Moelis & Company 2014 Omnibus Incentive Plan. Any Class A common stock that we issue, including under our 2024 Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of Moelis & Company.

Mr. Moelis has significant voting power in Moelis & Company which may give rise to actual or perceived conflicts of interests.

Mr. Moelis, through his control of Partner Holdings, has significant voting power in Moelis & Company. Mr. Moelis’ interests may differ from those of other stockholders. Mr. Moelis’ voting power in Moelis & Company as of December 31, 2025 is approximately 37%. Mr. Moelis’ voting power is primarily through his control of Partner Holdings, which currently holds all outstanding Class B common stock. The shares of Class B common stock entitle Partner Holdings to (i) for so long as the Class B Condition is satisfied, ten votes per share and (ii) after the Class B Condition ceases to be satisfied, one vote per share. In addition, Moelis & Company has entered into a stockholders agreement with Partner Holdings, pursuant to which, for so long as the Class B Condition is satisfied, Partner Holdings has certain approval rights over certain transactions. As a result, because Mr. Moelis has significant voting power in Moelis & Company and our amended and restated certificate of incorporation does not provide for cumulative voting, Mr. Moelis has significant power with respect to the election of the members of our board of directors and thereby with respect to our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Class A common stock or other securities, and the declaration and payment of dividends. Mr. Moelis has significant power with respect to the outcome of all matters requiring stockholder approval, including a change of control of Moelis & Company or a change in the composition of our board of directors. Mr. Moelis’ significant voting power could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of Moelis & Company and might ultimately affect the market price of our Class A common stock.

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

During February 2026, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 26, 2026 to Class A common stockholders of record on February 17, 2026. Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders’ investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

Our cybersecurity program is overseen by a full-time security team led by our Chief Information Security Officer (“CISO”), reporting directly to our Chief Information Officer (“CIO”). Our CISO has over 20 years of experience in the field of cybersecurity, including prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO has over 19 years of experience as a Chief Information Officer, over 35 years of experience in the field of information technology and oversees the cybersecurity function.

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The Company filed an appeal of these orders and, on January 20, 2026, the Delaware Supreme Court, reversed the Court of Chancery’s interlocutory order and the fees and expenses awarded to plaintiff’s counsel.

On May 17, 2024, two putative stockholders of Archer Aviation, Inc. (“Archer”) (and formerly, Atlas Crest Investment Corp. (“Atlas Crest”)) filed a class action lawsuit (the “Singh Complaint”), on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas Crest, the sponsor, Atlas Crest Investment LLC, Archer, the Archer co-founders, Moelis & Company Group LP and Moelis & Company LLC (the “Defendants”). The complaint asserts claims against the Defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas Crest and Archer, including claims against the foregoing Moelis entities for aiding and abetting breaches of fiduciary duties and unjust enrichment. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of Archer filed a class action lawsuit (the “Wortman Complaint”), on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the Singh Complaint against the same Defendants. On July 23, 2024, the Court entered an order consolidating the Singh and Wortman actions, designating the Singh Complaint as the operative complaint (the “Complaint”), and appointing the three putative stockholders as Co-Lead Plaintiffs. On October 3, 2024, Defendants moved to dismiss the Complaint for failure to state a claim, and on January 13, 2025, the Co-Lead Plaintiffs filed their answering brief in opposition to the motions to dismiss. Defendants' reply briefs were due on February 28, 2025. The Court scheduled oral argument on the motions to dismiss for April 17, 2025. On July 21, 2025, the Court issued a telephonic bench ruling, granting in part and denying in part Defendants’ motion to dismiss. The Court allowed the breach of fiduciary duty and unjust enrichment claims to proceed as to the directors and officers of Atlas Crest (with the exception of one director who was dismissed) and the sponsor, but narrowed the scope of the surviving claims as to all remaining Defendants. The Court also dismissed the aiding and abetting and unjust enrichment claims against the foregoing Moelis entities, Archer and the Archer co-founders.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange under the symbol “MC.” There is no publicly traded market for our Class B common stock, which is held by Moelis & Company Partner Holdings LP.

As of February 12, 2026, there were approximately 81 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street‑name” through banks or broker‑dealers.

Dividend Policy

Since the IPO in April 2014, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. During February 2026, the Board of Directors of Moelis & Company declared a quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 26, 2026 to Class A common stockholders of record on February 17, 2026.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2020 through December 31, 2025, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2020. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2025

The following table sets forth information regarding the Company’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2025. Share repurchases are recorded on a trade date basis.

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
October 1 - October 31	90,000	$64.55	90,000	$40.8 million
November 1 - November 30	626,952	62.73	626,257	1.5 million
December 1 - December 31	14,675	67.11	—	1.5 million
Total	731,627	$63.04	716,257	$1.5 million
(1)
These include share purchases arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)
In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In February 2026, the Board of Directors authorized the repurchase of up to $300 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date. See Note 9 for more information on the share repurchase plan.
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

As of December 31, 2025, we served our clients globally with 1,012 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” elsewhere in this Form 10‑K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions in 2025 and 2024 referenced throughout this Form 10-K was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv), as of January 5, 2026 and January 6, 2025, respectively.

For the year ended December 31, 2025, we earned GAAP revenues of $1,516.8 million compared with $1,194.5 million earned during the same period in 2024. This represents an increase of 27% compared to a 7% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Our new business origination and deal activity are strong. The breadth and depth of M&A activity that emerged in late 2025 is expanding. Strategic acquirers are becoming more active as corporate boards demonstrate increased willingness to pursue larger, transformational transactions to enhance scale and address ongoing technological change. Financial sponsor activity is also increasing, supported by improved valuation alignment and the need to deploy and return capital to investors. Activity in our capital structure advisory business continues to be driven by liability management assignments and we anticipate more traditional restructurings as prior liability management solutions run their course. Our capital markets business has experienced significant growth, benefiting from increased investor risk appetite across growth-oriented sectors with strong capabilities in both the public and private markets. Following substantial investment in 2025, our private capital advisory business is gaining meaningful traction as the GP-led secondaries market continues to hit record levels.

Recent geopolitical events and market volatility may impact transaction activity levels and the timing of our revenues. However, we believe we are well-positioned to navigate these dynamic markets given our diversified capabilities, strong balance sheet, substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2025 and 2024. For a discussion of our results of operations for the year ended December 31, 2023, refer to “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

	Year Ended December 31,			Variance
($ in thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$1,516,796	$1,194,545	$854,748	27%	40%
Expenses:
Compensation and benefits	1,017,076	830,151	714,749	23%	16%
Non-compensation expenses	225,857	191,449	180,351	18%	6%
Total operating expenses	1,242,933	1,021,600	895,100	22%	14%
Operating income (loss)	273,863	172,945	(40,352)	58%	N/M
Other income and (expenses)	53,608	23,067	11,205	132%	106%
Income (loss) before income taxes	327,471	196,012	(29,147)	67%	N/M
Provision (benefit) for income taxes	67,854	44,521	(1,631)	52%	N/M
Net income (loss)	$259,617	$151,491	$(27,516)	71%	N/M
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

Year Ended December 31, 2025 versus 2024

Revenues were $1,516.8 million for the year ended December 31, 2025 compared with $1,194.5 million for the same period in 2024, representing an increase of 27%. The increase in revenues was driven by an increase in the average fees per completed transaction as compared to the prior year period.

For the years ended December 31, 2025 and 2024, we earned revenues from 363 clients and 406 clients, respectively, but more importantly, the number of clients that paid fees equal to or greater than $1 million was 254 clients and 241 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Year Ended December 31,			Variance
($ in thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Expenses:
Compensation and benefits	$1,017,076	$830,151	$714,749	23%	16%
% of revenues	67%	69%	84%
Non-compensation expenses	$225,857	$191,449	$180,351	18%	6%
% of revenues	15%	16%	21%
Total operating expenses	$1,242,933	$1,021,600	$895,100	22%	14%
% of revenues	82%	86%	105%

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

Year Ended December 31, 2025 versus 2024

Operating expenses were $1,242.9 million for the year ended December 31, 2025 and represented 82% of revenues, compared with $1,021.6 million for the same period in 2024 which represented 86% of revenues. The increase in operating expenses was primarily driven by increased compensation and benefits expense associated with higher revenues compared to the prior period.

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

Year Ended December 31, 2025 versus 2024

For the year ended December 31, 2025, compensation-related expenses of $1,017.1 million represented 67% of revenues, compared with $830.2 million which represented 69% of revenues in the prior year. The increase in compensation and benefits is primarily attributable to a higher discretionary bonus expense accrual, as a result of higher revenues earned, and increased headcount as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period due to greater revenues.

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

Year Ended December 31, 2025 versus 2024

For the year ended December 31, 2025, non-compensation expenses of $225.9 million represented 15% of revenues, compared with $191.4 million, which represented 16% of revenues in the prior year period. The increase in non-compensation expenses is primarily related to increased deal-related travel and entertainment expenses, communication and technology expenses, and occupancy expenses driven by increased headcount.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Year Ended December 31, 2025 versus 2024

Other income and expenses was income of $53.6 million and $23.1 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the income was primarily related to $20.6 million in income and net gains on financial assets, a gain of $19.1 million from the sale of 5,000,000 shares of our investment in MA Financial, $6.5 million in income associated with the forfeiture or return of compensation by former employees, and $5.2 million in income from the Company's investment in MA Financial. In the prior year, the income was primarily related to $12.4 million in income and net gains on financial assets, a $7.0 million gain on the sale of 5,000,000 shares of our investment in MA Financial, and $3.3 million from the Company's share of earnings in MA Financial.

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

Year Ended December 31, 2025 versus 2024

The Company’s provision for income taxes and effective tax rates were $67.9 million and 21% and $44.5 million and 23% for the years ended December 31, 2025 and 2024, respectively. The income tax provision for the aforementioned periods primarily reflects the Company's allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rate, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2025 and 2024, the Company had cash equivalents of $427.8 million and $350.9 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of December 31, 2025 and 2024, the Company had cash of $80.8 million and $61.5 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities and certificates of deposit, which are both highly-liquid instruments in active markets, that are classified as investments on our consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of December 31, 2025, and 2024, the Company held $340.2 million and $147.9 million of investments, respectively, primarily composed of sovereign debt securities.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of December 31, 2025, and 2024, accounts receivable were $82.2 million and $51.4 million, respectively, net of allowances of $2.1 million and $1.7 million, respectively.

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

As of December 31, 2025, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 23, 2026, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of December 31, 2025.

During February 2026, the Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on March 26, 2026 to Class A common stockholders of record on February 17, 2026. During the year ended December 31, 2025, the Company paid aggregate dividends of $2.60 per share.

During the years ended December 31, 2025 and 2024, the Company repurchased 1,133,371 shares and 196,416 shares, respectively, pursuant to the Company's share repurchase program and from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In July 2021, the Board of Directors authorized the repurchase of up to $100 million of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $1.5 million as of December 31, 2025. On February 4, 2026, the Board of Directors authorized the repurchase of an additional $300 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date, bringing total repurchase authorization to $301.5 million.

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

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash provided by (used in)
Operating activities:
Net income (loss)	$259,617	$151,491	$(27,516)
Non-cash charges	260,559	195,156	151,942
Other operating activities	56,121	80,838	34,046
Total operating activities	576,297	427,485	158,472
Investing activities	(195,972)	17,112	48,574
Financing activities	(283,896)	(215,105)	(229,173)
Effect of exchange rate changes	(243)	(3,528)	1,803
Net increase (decrease) in cash	96,186	225,964	(20,324)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$509,365	$413,179	$187,215

Year Ended December 31, 2025

Cash, cash equivalents and restricted cash were $509.4 million as of December 31, 2025, an increase of $96.2 million from $413.2 million as of December 31, 2024. Operating activities resulted in a net inflow of $576.3 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $196.0 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $283.9 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of December 31, 2025, the Company has a total payable of $301.1 million due pursuant to the tax receivable agreement in the consolidated financial statements and of this amount, an estimated $32.2 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $0.3 million pursuant to the tax receivable agreement during 2025.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. For the years ended December 31, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income (loss) in the consolidated statements of comprehensive income were losses of $0.4 million and $3.1 million, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2025 and 2024, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2025 and 2024, no such amounts were recorded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Moelis & Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Moelis & Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 and the related notes of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Moelis & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Moelis & Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the reporting period in which transaction fees were recognized included the following, among others:

•
We tested the design and operating effectiveness of the Company's controls over revenue recognition, including controls over the Company's assessment of transactions that closed subsequent to the period-end date which might meet the criteria for recognition during the year ended December 31, 2025.
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

February 26, 2026

We have served as the Company's auditor since 2008.

Moelis & Company

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$508,595	$412,467
Restricted cash	770	712
Receivables:
Accounts receivable, net of allowance for credit losses of $2,125 and $1,666 as of December 31, 2025 and December 31, 2024, respectively	82,188	51,404
Accrued and other receivables	28,738	22,305
Total receivables	110,926	73,709
Deferred compensation	32,029	18,382
Investments	369,072	184,601
Right-of-use assets	216,865	180,370
Equipment and leasehold improvements, net	89,787	65,451
Deferred tax assets	370,685	410,512
Prepaid expenses and other assets	41,956	32,732
Total assets	$1,740,685	$1,378,936
Liabilities and Equity
Compensation payable	$439,394	$346,323
Accounts payable, accrued expenses and other liabilities	43,630	33,597
Amount due pursuant to tax receivable agreement	301,053	290,813
Deferred revenue	9,076	5,585
Lease liabilities	267,155	223,235
Total liabilities	1,060,308	899,553
Commitments and Contingencies (See Note 12)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 84,935,154 issued and 73,420,907 outstanding at December 31, 2025; 1,000,000,000 authorized, 80,970,827 issued and 70,589,951 outstanding at December 31, 2024)	849	810
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,191,326 issued and outstanding at December 31, 2025; 1,000,000,000 authorized, 4,331,619 issued and outstanding at December 31, 2024)	42	43
Treasury stock, at cost; 11,514,247 and 10,380,876 shares at December 31, 2025 and December 31, 2024, respectively	(536,292)	(461,701)
Additional paid-in-capital	1,912,193	1,730,838
Retained earnings (accumulated deficit)	(801,234)	(821,650)
Accumulated other comprehensive income (loss)	(7,119)	(6,734)
Total Moelis & Company equity	568,439	441,606
Noncontrolling interests	111,938	37,777
Total equity	680,377	479,383
Total liabilities and equity	$1,740,685	$1,378,936

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,516,796	$1,194,545	$854,748
Expenses
Compensation and benefits	1,017,076	830,151	714,749
Occupancy	35,169	29,908	28,608
Professional fees	29,768	27,056	32,796
Communication, technology and information services	56,850	50,573	45,978
Travel and related expenses	57,670	40,054	37,005
Depreciation and amortization	11,879	10,444	8,317
Other expenses	34,521	33,414	27,647
Total expenses	1,242,933	1,021,600	895,100
Operating income (loss)	273,863	172,945	(40,352)
Other income and (expenses)	53,608	23,067	11,205
Income (loss) before income taxes	327,471	196,012	(29,147)
Provision (benefit) for income taxes	67,854	44,521	(1,631)
Net income (loss)	259,617	151,491	(27,516)
Net income (loss) attributable to noncontrolling interests	26,580	15,471	(2,816)
Net income (loss) attributable to Moelis & Company	$233,037	$136,020	$(24,700)
Weighted-average shares of Class A common stock outstanding
Basic	75,028,237	71,876,838	68,501,018
Diluted	79,232,743	76,611,948	68,501,018
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$3.11	$1.89	$(0.36)
Diluted	$2.94	$1.78	$(0.36)

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$259,617	$151,491	$(27,516)
Foreign currency translation adjustment and other, net of tax	(424)	(3,069)	659
Other comprehensive income (loss)	(424)	(3,069)	659
Comprehensive income (loss)	259,193	148,422	(26,857)
Less: Comprehensive income (loss) attributable to noncontrolling interests	26,541	15,208	(2,758)
Comprehensive income (loss) attributable to Moelis & Company	$232,652	$133,214	$(24,099)

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$259,617	$151,491	$(27,516)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	739	1,646	1,099
Depreciation and amortization	11,879	10,444	8,317
Equity-based compensation	230,261	161,445	158,189
Deferred tax provision (benefit)	50,029	35,068	(4,292)
Gain on partial sale of equity method investment	(19,092)	(6,975)	—
Other	(13,257)	(6,472)	(11,371)
Changes in assets and liabilities:
Accounts receivable	(31,236)	(1,835)	(4,014)
Accrued and other receivables	(5,517)	(2,754)	(3,900)
Prepaid expenses and other assets	(8,866)	(4,439)	5,317
Deferred compensation	(13,536)	(1,260)	(1,957)
Compensation payable	91,250	87,054	14,889
Accounts payable, accrued expenses and other liabilities	18,234	21	23,744
Deferred revenue	3,445	944	(3,125)
Dividends received from equity method investment	2,347	3,107	3,092
Net cash provided by (used in) operating activities	576,297	427,485	158,472
Cash flows from investing activities
Purchases of investments	(524,754)	(169,457)	(210,579)
Proceeds from sales of investments	335,791	188,284	275,848
Note payments (issued to) employees	(845)	(6,580)	—
Note payments received from employees	250	—	—
Proceeds from partial sale of equity method investment	29,916	16,957	—
Purchases of equipment and leasehold improvements	(36,330)	(12,092)	(16,695)
Net cash provided by (used in) investing activities	(195,972)	17,112	48,574
Cash flows from financing activities
Payments for dividends and tax distributions	(208,703)	(184,160)	(182,156)
Payments for treasury stock purchases	(74,591)	(10,842)	(47,002)
Payments under tax receivable agreement	(314)	(20,103)	—
Other distributions	(288)	—	(15)
Net cash provided by (used in) financing activities	(283,896)	(215,105)	(229,173)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(243)	(3,528)	1,803
Net increase (decrease) in cash, cash equivalents, and restricted cash	96,186	225,964	(20,324)
Cash, cash equivalents, and restricted cash, beginning of period	413,179	187,215	207,539
Cash, cash equivalents, and restricted cash, end of period	$509,365	$413,179	$187,215
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$9,300	$2,616	$(3,625)
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$2,767	$1,720	$704
Dividends in kind	$20,871	$20,187	$21,857
Non-cash settlement of accounts receivable	$—	$261	$—
Forfeiture of fully-vested stock-based awards	$6,461	$876	$889

See notes to the consolidated financial statements.

Moelis & Company

Consolidated Statements of Changes in Equity

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2023	73,063,181	4,635,898	(9,076,777)	$730	$46	$(403,857)	$1,412,795	$(560,690)	$(4,529)	$14,443	$458,938
Net income (loss)	—	—	—	$—	$—	$—	$—	$(24,700)	$—	$(2,816)	$(27,516)
Equity-based compensation	3,556,291	—	—	35	—	—	138,852	—	—	19,302	158,189
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	601	58	659
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	21,857	(182,197)	—	(21,816)	(182,156)
Treasury Stock Purchases	—	—	(1,107,683)	—	—	(47,002)	—	—	—	—	(47,002)
Class A Partnership Units or other equity converted into Class A Common Stock	240,027	(146,120)	—	3	(1)	—	(627)	—	—	1,329	704
Equity-based payments to non-employees	—	—	—	—	—	—	1,550	—	—	—	1,550
Other	—	—	—	—	—	—	(725)	—	—	(179)	(904)
Balance as of December 31, 2023	76,859,499	4,489,778	(10,184,460)	$768	$45	$(450,859)	$1,573,702	$(767,587)	$(3,928)	$10,321	$362,462
Net income (loss)	—	—	—	$—	$—	$—	$—	$136,020	$—	$15,471	$151,491
Equity-based compensation	3,602,319	—	—	35	—	—	134,051	—	—	27,359	161,445
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,806)	(263)	(3,069)
Dividends declared ($2.40 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	20,187	(189,164)	—	(15,183)	(184,160)
Treasury Stock Purchases	—	—	(196,416)	—	—	(10,842)	—	—	—	—	(10,842)
Class A Partnership Units or other equity converted into Class A Common Stock	509,009	(158,159)	—	7	(2)	—	2,398	—	—	(683)	1,720
Equity-based payments to non-employees	—	—	—	—	—	—	1,212	—	—	—	1,212
Other	—	—	—	—	—	—	(712)	(919)	—	755	(876)
Balance as of December 31, 2024	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	$—	$—	$—	$—	$233,037	$—	$26,580	$259,617
Equity-based compensation	3,410,148	—	—	34	—	—	166,984	—	—	63,243	230,261
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(385)	(39)	(424)
Dividends declared ($2.60 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	20,155	(212,621)	—	(18,026)	(210,492)
Treasury Stock Purchases	—	—	(1,133,371)	—	—	(74,591)	—	—	—	—	(74,591)
Class A Partnership Units or other equity converted into Class A Common Stock	554,179	(140,293)	—	5	(1)	—	72	—	—	2,691	2,767
Equity-based payments to non-employees	—	—	—	—	—	—	605	—	—	—	605
Other	—	—	—	—	—	—	(6,461)	—	—	(288)	(6,749)
Balance as of December 31, 2025	84,935,154	4,191,326	(11,514,247)	$849	$42	$(536,292)	$1,912,193	$(801,234)	$(7,119)	$111,938	$680,377

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
•
the measurement of equity-based compensation;
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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of December 31, 2025 and 2024, is presented below.

	December 31,
	2025	2024
Cash	$80,815	$61,545
Cash equivalents	427,780	350,922
Restricted cash	770	712
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$509,365	$413,179

Receivables—The accompanying consolidated statements of financial condition present accounts receivable balances net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of December 31, 2025 and 2024 were $1,686 and $2,377, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $123, $86, and $209 for the years ended December 31, 2025, 2024 and 2023, respectively, recorded in other income and expenses on the consolidated statements of operations.

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

The following tables summarize credit loss allowance activity for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Allowance for Credit Losses			Allowance for Credit Losses
	Short-term Receivables	Private Capital Advisory Receivables	Total	Short-term Receivables	Private Capital Advisory Receivables	Total
Beginning balance	$1,642	$24	$1,666	$1,221	$42	$1,263
Bad debt expense (benefit)	747	(8)	739	1,664	(18)	1,646
Write-offs, foreign currency translation and other adjustments	(280)	—	(280)	(1,243)	—	(1,243)
Ending balance	$2,109	$16	$2,125	$1,642	$24	$1,666

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

Equipment and Leasehold Improvements— Office equipment and furniture and fixtures are stated at cost less accumulated depreciation, which is determined using the straight‑line method over the estimated useful lives of the assets, ranging from three to seven years, respectively. Leasehold improvements are stated at cost less accumulated amortization, which is determined using the straight‑line method over the lesser of the term of the lease or the estimated useful life of the asset.

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

Revenue and Expense Recognition—We earn substantially all of our revenues by providing advisory services on mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, private fundraisings and secondary transactions and other corporate finance matters. The Company also acts as an underwriter of certain securities offerings. We provide our advisory services on an ongoing basis which, for example, may include evaluating and selecting one of multiple strategies. In many cases, we are not paid until the completion of an underlying transaction.

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

During such advisory engagements, our clients are continuously benefiting from our advice and the over time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

As of December 31, 2025, and December 31, 2024, the Company had deferred revenues of $9,076 and $5,585, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for our services. During the years ended December 31, 2025 and 2024, $5,585 and $4,649 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

Equity‑based Compensation—The Company recognizes the cost of services received in exchange for equity instrument awards. The cost of such awards reflects the grant‑date fair value, which is typically based on quoted market prices of the Company's stock at the time of grant, amortized over the service period required by the award’s vesting terms. The Company also grants equity-based awards with post-vesting restrictions or market conditions. For these types of awards the grant-date fair value reflects the post-vesting restrictions or the probability of achieving the market conditions. The Company also recognizes the cost of services received from a non-employee in exchange for an equity instrument based on the award's grant-date fair value. The Company accounts for forfeitures of equity awards as the forfeitures occur. The Company records shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the vesting of restricted stock units (“RSUs”) as treasury stock. The Company records dividends in kind, net of forfeitures, on outstanding RSUs as a reduction of retained earnings with a corresponding increase in additional paid-in capital, resulting in no net change to equity. Dividends in kind on RSUs and other stock-based awards are subject to the same vesting conditions as the underlying awards on which they were accrued. Dividends in kind will be forfeited if the underlying award does not vest.

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

ASC 740-10 prescribes a two‑step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the years ended December 31, 2025, 2024 and 2023, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax‑related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the years ended December 31, 2025, 2024 and 2023, no such amounts were recorded.

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

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—
Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by updating the cost capitalization threshold through eliminating project development stages and enhancing guidance around the "probable-to-complete" threshold. ASU 2025-06 is effective for fiscal years and interim periods beginning after December 15, 2027. Upon initial evaluation, the Company does not expect the adoption of ASU 2025-06 to have a material impact to the Company's consolidated financial statements.

4.
FIXED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, net consists of the following:

	December 31,	December 31,
	2025	2024
Equipment	$29,054	$22,154
Furniture and fixtures	20,963	16,842
Leasehold improvements	87,396	75,295
Construction in progress	13,486	2,556
Total	150,899	116,847
Less: Accumulated depreciation and amortization	(61,112)	(51,396)
Equipment and leasehold improvements, net	$89,787	$65,451

Depreciation and amortization expenses for fixed assets totaled $11,879, $10,444 and $8,317 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and December 31, 2024, there were $768 and $954 of costs capitalized, net of $2,103 and $1,917 of accumulated amortization, respectively, within prepaid expenses and other assets on our consolidated statements of financial condition related to the implementation of cloud computing arrangements. The amortization expense of the capitalized costs was $186, $197, and $488 for the years ended December 31, 2025, 2024 and 2023, respectively. The amortization expense was recorded within communication, technology and information services on the consolidated statements of operations.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of December 31, 2025, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents
Sovereign debt securities	$296,312	$—	$296,312	$—
Money market funds	110,468	—	110,468	—
Certificates of Deposit	21,000	—	21,000	—
Total financial assets included in cash equivalents	427,780	—	427,780	—
Investments
Sovereign debt securities	340,247	—	340,247	—
Total financial assets included in investments	340,247	—	340,247	—
Total financial assets	$768,027	$—	$768,027	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized gains of $2,378 for the year ended December 31, 2025. All gains and losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the consolidated statement of financial condition was $337,869 as of December 31, 2025.

The fair value of the Company's financial assets as of December 31, 2024, have been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents
Sovereign debt securities	$240,558	$—	$240,558	$—
Money market funds	100,227	—	100,227	—
Certificates of Deposit	10,137	—	10,137	—
Total financial assets included in cash equivalents	350,922	—	350,922	—
Investments
Sovereign debt securities	146,924	—	146,924	—
Certificates of Deposit	1,000	—	1,000	—
Total financial assets included in investments	147,924	—	147,924	—
Total financial assets	$498,846	$—	$498,846	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized gains of $3,020 for the year ended December 31, 2024. All gains and losses were recognized in other income and expenses on the consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the consolidated statement of financial condition was $144,904 as of December 31, 2024.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s consolidated statements of financial condition. As of December 31, 2025, and 2024, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $28,825 and $36,677, respectively. The Company’s share of earnings on this investment is recorded in other income and expenses on the consolidated statements of operation.

During the years ended December 31, 2025, 2024 and 2023, MA Financial declared dividends, of which the Company received $2,347, $3,107, and $3,092, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During each of the years ended December 31, 2025 and 2024, the Company sold 5,000,000 shares of MA Financial common stock and the Company's ownership interest in MA Financial was reduced. These transactions resulted in gains of $19,092 and $6,975, respectively, recorded in other income and expenses on the consolidated statements of operations.

From time to time, MA Financial may issue shares in connection with a transaction or employee compensation which reduces the Company's ownership interest in MA Financial and can result in dilution gains or losses. Such gains or losses are recorded in other income and expenses on the consolidated statements of operation.

6.
INCOME TAXES

The following table presents the U.S. and non‑U.S. components of income (loss) before income tax expense:

	For the Year Ended December 31,
	2025	2024	2023
U.S.	$336,420	$185,957	$(24,267)
Non-U.S.	(8,949)	10,055	(4,880)
Income (loss) before income taxes	$327,471	$196,012	$(29,147)

The current and deferred components of the income tax provision for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$12,243	$1,055	$1,425
State and Local	4,507	3,565	(183)
Foreign	1,075	4,833	1,419

Deferred income taxes:
Federal	$44,218	$34,473	$(2,471)
State and Local	8,058	5,673	(125)
Foreign	(2,247)	(5,078)	(1,696)
Total	$67,854	$44,521	$(1,631)

The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"):

	For the Year Ended December 31, 2025
	Amount	Percent
Reconciliation of federal statutory tax rate
U.S. federal tax at statutory rate	$68,769	21.0%
State and local income taxes, net of federal income tax effect (1)	9,926	3.0%
Rate benefit as a U.S. limited partnership/flow through	(5,567)	-1.7%
Nontaxable or non-deductible items
Shared-based payment awards	(6,431)	-2.0%
IRC Section 162(m) non-deductible compensation	4,205	1.3%
Other non-deductible expenses	2,171	0.7%
Foreign tax effects	1,109	0.4%
Effect of cross-border tax laws	(4,477)	-1.4%
Change in valuation allowance	(1,307)	-0.4%
Other	(544)	-0.2%
Effect of change in tax laws or rates enacted in the current period	-	-%
Total income tax expense/(benefit) and effective income tax rate	$67,854	20.7%

(1)
State and local taxes in California, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S federal statutory rate of 21.0% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	For the Year Ended December 31,
	2024	2023
Reconciliation of federal statutory tax rates
U.S. statutory tax rate	21.0%	21.0%
Increase (decrease) due to state and local taxes	4.0%	1.3%
Rate benefit as a U.S. limited partnership/flow through	-1.7%	-1.8%
Excess tax benefit from equity compensation delivery	-5.0%	9.2%
Foreign taxes	0.4%	3.3%
Non-deductible expenses	3.8%	-20.2%
Regulatory settlements	0.0%	-6.7%
Return to provision	0.5%	-4.0%
Other	-0.3%	3.4%
Effective income tax rate	22.7%	5.5%

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

	For the Year Ended December 31,
	2025	2024
Net operating loss	$25,425	$35,222
Step-up in tax basis in Group LP assets	286,428	309,285
Deferred compensation	81,967	81,564
Lease liability	61,335	50,922
Other	3,634	2,319
Net deferred tax asset before valuation allowance	458,789	479,312
Valuation allowance on NOL and other	(16,132)	(15,475)
Deferred tax asset	$442,657	$463,837

Right-of-use asset	$(49,735)	$(41,012)
Other	(22,237)	(12,313)
Deferred tax liability	$(71,972)	$(53,325)

Net deferred tax asset	$370,685	$410,512

The Company recorded a decrease in the net deferred tax asset of $39,827 for the year ended December 31, 2025, which was primarily attributable to amortization of the tax basis in Group LP assets, partially offset by an increase in the step-up in tax basis in Group LP assets in connection with the exchanges of Group LP partnership units for Class A common stock during 2025.

As of December 31, 2025, the Company had accumulated net operating loss carryforwards related to its operations of approximately $103,083 for which it has recorded a deferred tax asset of $25,425. All of the operating losses and related deferred tax assets have an indefinite life.

The following is a supplemental schedule of cash paid for income taxes (net of refunds):

	For the Year Ended December 31,
	2025	2024	2023
U.S. Federal	$2,794	$—	$—
U.S. States and Local	2,790	—	—
Foreign	3,716	—	—
Total income taxes paid, net of amount refunded	$9,300	—	—
Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$2,616	$(3,625)

Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. federal tax payments of $2,794. Remaining payments were made to various state, local and foreign jurisdictions that were not significant to the total taxes in our consolidated financial statements.

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

The Company’s tax years for 2024, 2023, 2022, and 2020 are generally subject to examination by the tax authorities. Tax examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

The Company has no unrecognized tax benefits for the periods ended December 31, 2025, 2024 and 2023.

7.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the years ended December 31, 2025, 2024 and 2023 are presented below.

		Year Ended December 31,
(dollars in thousands, except per share amounts)		2025		2024		2023
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$233,037		$136,020		$(24,700)
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$233,037		$136,020		$(24,700)
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,028,237		71,876,838		68,501,018
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,204,506	(b)	4,735,110	(b)(c)	—
Weighted average shares of Class A common stock outstanding—diluted		79,232,743		76,611,948		68,501,018
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$3.11		$1.89		$(0.36)
Diluted		$2.94		$1.78		$(0.36)

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a)
Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one‑for‑one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 85,698,993 shares for the year ended December 31, 2025, 82,710,678 shares for the year ended December 31, 2024 and 74,739,488 shares for the year ended December 31, 2023. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the years ended December 31, 2025, 2024 and 2023, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
(b)
Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the years ended December 31, 2025, 2024 and 2023, there were 39,613 RSUs, 7,388 RSUs, and 3,771 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.
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

Restricted Stock Units ("RSUs") and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses of $230,261, $161,445, and $158,189, respectively, related to RSUs and other stock-based awards.

As of December 31, 2025, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $215,140, which is expected to be recognized over a weighted‑average period of 1.7 years.

Restricted Stock Units

The following table summarizes activity related to RSUs for the years ended December 31, 2025, 2024 and 2023.

	Restricted Stock Units
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,730,958	$51.04	7,850,574	$46.82	8,099,629	$47.49
Granted	3,247,312	73.35	3,952,503	55.55	4,072,746	44.42
Forfeited	(432,876)	62.24	(806,897)	51.05	(421,469)	45.41
Vested	(3,027,352)	51.17	(3,265,222)	46.35	(3,900,332)	45.65
Unvested Balance at December 31,	7,518,042	$59.73	7,730,958	$51.04	7,850,574	$46.82

Partnership Units

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the years ended December 31, 2025, 2024 and 2023, the Company granted 822,931, 415,753, and 482,941 Partnership Units, respectively, with grant-date fair values of $54,766, $20,914, and $20,037, respectively.

Performance Units

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue dividends in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the year ended December 31, 2025, the Company granted 450,000 Performance Units which represents the maximum number of units that will vest if the pre-specified market conditions are achieved and service requirements are met. During the years ended December 31, 2024 and 2023, the Company granted 91,498 and 100,722 target Performance Units (with maximum vesting of up to 150% of the target units if the pre-specified market conditions are achieved and service requirements are met). The grant-date fair values for the 2025, 2024, and 2023 Performance Units were $18,599, $5,133, and $4,594, respectively.

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

As of December 31, 2025, there were 84,935,154 shares of Class A common stock issued, 11,514,247 shares of treasury stock, and 73,420,907 shares outstanding. As of December 31, 2024, there were 80,970,827 shares of Class A common stock issued, 10,380,876 shares of treasury stock, and 70,589,951 shares outstanding.

The changes in Class A common stock since the IPO are due primarily to the follow-on offering transactions described above, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units issued in connection with the Company’s annual compensation process and ongoing hiring.

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

As of December 31, 2025, and 2024, 4,191,326 and 4,331,619 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the years ended December 31, 2025 and 2024, the Company repurchased 1,133,371 and 196,416 shares, respectively, pursuant to the Company's repurchase program and from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $74,591 and $10,842, respectively, in the treasury stock balance on the Company’s consolidated statements of changes in equity as of December 31, 2025 and 2024.

Share Repurchase Plan

In July 2021, the Board of Directors authorized the repurchase of up to $100,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $1,479 as of December 31, 2025.

On February 4, 2026, the Board of Directors authorized the repurchase of an additional $300,000 of Class A common stock and/or Class A partnership units of Group LP with no expiration date, bringing total repurchase authorization to $301,479.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non‑redeemable). As of December 31, 2025 and 2024, partners held 6,396,846 and 6,124,888 Group LP partnership units, respectively, representing an 8% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 73,420,907 shares of Class A common stock outstanding as of December 31, 2025 (70,589,951 as of December 31, 2024), represents the controlling interest.

10.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease—On July 12, 2019, the Company entered into an aircraft dry lease (the “Old Lease”) with a related party, Moelis & Company Manager LLC ("Manager"), the lessor, and Mr. Moelis and a related cost sharing agreement with Mr. Moelis. On May 27, 2025, the Company terminated its aircraft dry lease with Manager, the lessor, and Mr. Moelis, which was set to terminate December 31, 2025, and Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The Company leases the aircraft part-time to provide reliable convenient business travel to Mr. Moelis pursuant to a dry lease (“New Lease”) that was entered into on May 27, 2025, with Manager (the lessor), and other lessees Mr. Moelis and Brindle Capital, Inc. (an affiliated entity). The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to the dry lease, and a cost sharing and operating agreement for the aircraft, the Company and each other lessee is obligated to bear its share of the costs of operating the aircraft. The total cost to the Company of the aircraft is comparable to the cost of purchasing executive private jet travel from an independent third-party market provider. The dry lease has a term through December 31, 2028, unless otherwise extended. The terms of the New Lease and new cost sharing agreement are substantially similar to the Old Lease and related cost sharing agreement.

During the years ended December 31, 2025, 2024 and 2023, the Company incurred $1,925, $519, and $1,078, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes—As of December 31, 2025, there were $10,174 of unsecured promissory notes from employees held by the Company (December 31, 2024: $9,580). Any outstanding balances are reflected in accrued and other receivables on the consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the years ended December 31, 2025, 2024, and 2023, the Company received $250, $0, and $0, respectively, of principal repayments. During the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income of $457, $410, and $125, respectively, on such notes, which is included in other income and expenses on the consolidated statements of operations.

Services Agreement—In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $230, $234, and $225 for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period, and will be assessed periodically by management as per the terms of the agreement. As of December 31, 2025 and 2024, the Company had no balances due to or from Moelis Asset Management LP.

Revenues—From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates, and certain other related parties. The Company earned revenues associated with such transactions of $131, $9,663, and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

11.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3‑1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of December 31, 2025, U.S. Broker Dealer had net capital of $371,998, which was $371,748 in excess of its required net capital. As of December 31, 2024, U.S. Broker Dealer had net capital of $203,877 which was $203,627 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

12.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit— The Company renewed its revolving credit facilities during the second quarter of 2025 and maintains aggregate base credit commitments of $50,000 across the following two facilities:

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

As of December 31, 2025 and 2024, the Company had no borrowings under the credit facility. As of December 31, 2025, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,386 as a result of the issuance of an aggregate amount of $614 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2026 and a maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June,

September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of December 31, 2025.

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

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Supplemental Income Statement Information:
Operating lease cost	$30,233	$26,227	$24,714

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(22,552)	$(26,613)	$(22,211)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$55,632	$27,761	38,113
Weighted-average remaining lease term - operating leases (in years)	10.98	10.88	11.96
Weighted-average discount rate - operating leases	4.63%	4.21%	3.99%

During the years ended December 31, 2025, 2024 and 2023, the Company received $3,797, $482, and $2,110 of tenant improvement allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

In October 2023, the Company vacated a leased space in San Francisco with the intent to sublease the space for the remainder of the lease term. The Company determined that the carrying value of assets associated with this space may not be recoverable, and recorded an impairment of $1,149 associated with right-of-use assets within occupancy expense, and $558 associated with leasehold improvements within other income and expenses on the Company's consolidated statement of operations, respectively. This lease terminated in October 2025.

As of December 31, 2025, the future maturities of our operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
2026	$28,886
2027	31,027
2028	31,915
2029	33,541
2030	30,180
Thereafter	190,307
Total Payments	$345,856

Less: Tenant improvement allowances	(1,197)
Less: Present value adjustment	(77,504)
Total	$267,155

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

During 2023, West Palm Beach Firefighters’ Pension Fund, a putative Class A stockholder of the Company, filed a class action lawsuit, on behalf of itself and other similarly-situated Class A stockholders, in the Delaware Court of Chancery against the Company seeking declaratory judgment that certain provisions of the Stockholders Agreement between the Company and Partner Holdings are invalid and unenforceable as a matter of Delaware law. On March 4, 2024, the Court of Chancery issued an interlocutory order, presently in effect, that certain provisions of the Stockholders Agreement, including the provisions relating to approval rights and director vacancies, are facially invalid, void, and unenforceable under Delaware law. On July 18, 2024, the Court of Chancery issued an order awarding plaintiff’s counsel $6,000 in fees and expenses, to be paid by the Company. The Company filed an appeal of these orders and, on January 20, 2026, the Delaware Supreme Court, reversed the Court of Chancery’s interlocutory order and the fees and expenses awarded to plaintiff’s counsel.

13.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023, in the amounts of $4,740, $4,506, and $3,670, respectively.

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

Prior to October 1, 2025, the Company’s Chief Operating Decision Maker (“CODM”) was Kenneth Moelis, Chief Executive Officer. As of October 1, 2025, Navid Mahmoodzadegan, Co-Founder and former Co-President, succeeded Kenneth Moelis as Chief Executive Officer and became the Company's CODM. The CODM is regularly provided, on a consolidated basis, the advisory segment’s significant expenses, which are the same as those presented in the Company’s consolidated statements of operations. The primary measure of the advisory segment’s profit or loss regularly evaluated by the CODM is consolidated net income or net loss. The advisory segment’s total assets are presented on the Company’s consolidated statements of financial position and the segment’s accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies. Since the financial markets are global in nature, the CODM generally manages the business based on the operating results of the enterprise holistically, not by geographic region or product type. The information reviewed by the CODM is used to make strategic decisions about the Company’s operations, growth strategies, and capital allocation.

Geographic Information

The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which our clients are located. No client accounted for more than 10% of revenues for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Revenues:
United States	$1,276,048	$979,899	$675,735
Europe	149,165	107,273	111,786
Rest of World	91,583	107,373	67,227
Total	$1,516,796	$1,194,545	$854,748

	December 31,	December 31,
	2025	2024
Assets:
United States	$1,433,317	$1,169,236
Europe	149,263	65,380
Rest of World	158,105	144,320
Total	$1,740,685	$1,378,936

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on March 26, 2026, to Class A common stockholders of record on February 17, 2026.

In February 2026, the Board of Directors authorized the repurchase of an additional $300,000 of shares of Class A common stock and/or Class A partnership units of Group LP with no expiration date. See Note 9 for more information on the share repurchase plan.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective at a reasonable assurance level.

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

Item 9B. Other Information

Master Services Agreement

In April 2014, we entered into a Master Services Agreement with Moelis Asset Management LP, an entity controlled by our Executive Chairman, Kenneth Moelis, and certain of Moelis Asset Management LP’s subsidiaries, which has been renewed annually through 2025. On February 26, 2026, we entered into a renewal of this agreement for a term of one year. The foregoing summary is not complete and is qualified in its entirety by reference to the renewal agreement, which is filed herewith as Exhibit 10.27.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10‑K will be included in our definitive proxy statement to be filed for our 2025 annual meeting of stockholders (“2026 Proxy Statement”), expected to be held in June 2026, and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The Company has an insider trading policy governing the purchase, sale, and other disposition of our securities for all personnel, including directors, officers, employees, and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10‑K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than as set out below, the information required by this Item 12 of Form 10‑K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding securities issued under our Moelis & Company 2024 Omnibus Incentive Plan.

Number of Shares
Remaining Available
			Number of Shares	for Future Issuance
			to be Issued	Under Equity
			Upon Vesting of	Compensation
			Outstanding	Plan (Excluding
			Equity Compensation	Securities Reflected
	Plan Category		Awards	In First Column) (2)
Equity compensation plans approved by shareholders	2024 Omnibus Incentive Plan	(1)	11,606,724	11,051,011
Equity compensation plans not approved by shareholders	None		—	—
Total			11,606,724	11,051,011

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

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10‑K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10‑K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.4**	Statement of Terms and Conditions of the 2025 Incentive Restricted Stock Unit Award Granted in 2026 for Managing Directors

10.5**	Statement of Terms and Conditions of the 2025 Annual Restricted Stock Unit Award for Non-Employee Directors

10.6**	Statement of Terms and Conditions of the 2025 Elective Restricted Stock Unit Award for Non-Employee Directors

10.7**	Moelis & Company Group Employee Holdings LP Vesting Agreement

10.8**	Moelis & Company Group Employee Holdings LP Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.9

Amended and Restated Agreement of Limited Partnership, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.10

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019)

10.11

Tax Receivable Agreement, dated April 15, 2014, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.12

First Amendment to the Tax Receivable Agreement, dated December 18, 2023, by and among the Registrant, Moelis & Company Group LP and each of the Partners (as defined therein) (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K Filed on February 23, 2023)

10.13

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Kenneth Moelis (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.14

Trademark License Agreement, dated April 15, 2014, by and between Moelis & Company Group LP and Moelis Asset Management LP (formerly Moelis & Company Holdings LP) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.15**

Employment Agreement, dated April 15, 2014, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.16**

Second Amendment to Employment Agreement, dated June 9, 2025, by and among Kenneth Moelis, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.17**

Employment Agreement, dated June 9, 2025, by and among Navid Mahmoodzadegan, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.18**

Employment Agreement, dated April 15, 2014, by and among Jeffrey Raich, Moelis & Company Group LP and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 22, 2014)

10.19

Aircraft Dry Lease, dated July 12, 2019, among Moelis & Company Manager LLC, Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.20

Cost Sharing and Operating Agreement, dated July 12, 2019, among Kenneth Moelis and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on July 31, 2019)

10.21

Aircraft Dry Lease, dated May 27, 2025, by and between Moelis & Company Manager LLC, Kenneth Moelis, Brindle Capital, Inc., and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 25, 2025)

10.22

Cost Sharing and Operating Agreement, dated May 27, 2025, among Kenneth Moelis, Brindle Capital, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 25, 2025)

10.23

Employment Agreement, dated September 3, 2014, by and among Eric Cantor, Moelis & Company Group LP and the Registrant** (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.24

Amendment, dated April 15, 2014, by and between the Registrant, Moelis & Company Group GP LLC and the other limited partners from time to time party thereto to the Amended and Restated Agreement of Limited Partnership of Moelis & Company Group LP (incorporated by reference to

Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on November 7, 2014)

10.25

Master Services Agreement dated February 22, 2024 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K Filed on February 22, 2024)

10.26

Master Services Agreement dated February 27, 2025 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 27, 2025.)

10.27	Master Services Agreement dated February 26, 2026 by and between Moelis & Company Group LP, Moelis Asset Management LP and certain subsidiaries of Moelis Asset Management LP

10.28	Moelis & Company Clawback Policy (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 22, 2024.)

10.29

Form of Moelis & Company Group Employee Holdings LP Performance-Based Vesting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 9, 2025)

19.1	Moelis & Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 27, 2025.)

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a‑14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Rule 13a‑14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

______________________________

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

** Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February, 2026.

Moelis & Company

By:	/s/ NAVID MAHMOODZADEGAN
	Name:	Navid Mahmoodzadegan
	Title:	Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Navid Mahmoodzadegan, Katherine Pilcher Ciafone, Christopher Callesano and Osamu Watanabe, and each of them, his true and lawful attorneys‑in‑fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post‑effective amendments) to this Annual Report on Form 10‑K and all amendments thereto the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto each said attorney‑in‑fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NAVID MAHMOODZADEGAN	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2026
Navid Mahmoodzadegan

/s/ CHRISTOPHER CALLESANO	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Christopher Callesano

/s/ NICK RIEHL	Principal Accounting Officer	February 26, 2026
Nick Riehl

/s/ KENNETH MOELIS	Executive Chairman	February 26, 2026
Kenneth Moelis

/s/ ERIC CANTOR	Vice Chairman and Director	February 26, 2026
Eric Cantor

/s/ DR. LOUISE MIRRER	Director	February 26, 2026
Dr. Louise Mirrer

/s/ KENNETH L. SHROPSHIRE	Director	February 26, 2026
Kenneth L. Shropshire

/s/ LAILA WORRELL	Director	February 26, 2026
Laila Worrell

/s/ THOROLD BARKER	Director	February 26, 2026
Thorold Barker