Form 10-Q
period 2026-03-31
Moelis & Co
filed 2026-04-30
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 15, 2026, there were 74,374,014 shares of Class A common stock, par value $0.01 per share, and 4,190,479 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$152,944	$508,595
Restricted cash	794	770
Receivables:
Accounts receivable, net of allowance for credit losses of $2,968 and $2,125 as of March 31, 2026 and December 31, 2025, respectively	97,945	82,188
Accrued and other receivables	27,346	28,738
Total receivables	125,291	110,926
Deferred compensation	57,958	32,029
Investments	228,818	369,072
Right-of-use assets	215,464	216,865
Equipment and leasehold improvements, net	99,084	89,787
Deferred tax assets	366,888	370,685
Prepaid expenses and other assets	41,953	41,956
Total assets	$1,289,194	$1,740,685
Liabilities and Equity
Compensation payable	$64,752	$439,394
Accounts payable, accrued expenses and other liabilities	57,928	43,630
Amount due pursuant to tax receivable agreement	269,344	301,053
Deferred revenue	7,774	9,076
Lease liabilities	267,177	267,155
Total liabilities	666,975	1,060,308
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 87,798,231 issued and 74,374,014 outstanding at March 31, 2026; 1,000,000,000 authorized, 84,935,154 issued and 73,420,907 outstanding at December 31, 2025)	878	849
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,190,479 issued and outstanding at March 31, 2026; 1,000,000,000 authorized, 4,191,326 issued and outstanding at December 31, 2025)	42	42
Treasury stock, at cost; 13,424,217 and 11,514,247 shares at March 31, 2026 and December 31, 2025, respectively	(653,562)	(536,292)
Additional paid-in-capital	1,964,330	1,912,193
Retained earnings (accumulated deficit)	(817,289)	(801,234)
Accumulated other comprehensive income (loss)	(7,315)	(7,119)
Total Moelis & Company equity	487,084	568,439
Noncontrolling interests	135,135	111,938
Total equity	622,219	680,377
Total liabilities and equity	$1,289,194	$1,740,685

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$319,780	$306,593
Expenses
Compensation and benefits	210,415	211,549
Occupancy	10,420	8,117
Professional fees	6,672	6,914
Communication, technology and information services	15,648	13,321
Travel and related expenses	18,402	17,469
Depreciation and amortization	3,493	2,779
Other expenses	14,234	9,532
Total expenses	279,284	269,681
Operating income (loss)	40,496	36,912
Other income and (expenses)	5,665	6,141
Income (loss) before income taxes	46,161	43,053
Provision (benefit) for income taxes	3,866	(10,722)
Net income (loss)	42,295	53,775
Net income (loss) attributable to noncontrolling interests	3,862	3,507
Net income (loss) attributable to Moelis & Company	$38,433	$50,268
Weighted-average shares of Class A common stock outstanding
Basic	75,438,451	73,870,456
Diluted	79,478,003	78,556,091
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.51	$0.68
Diluted	$0.48	$0.64

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$42,295	$53,775
Foreign currency translation adjustment and other, net of tax	(214)	1,283
Other comprehensive income (loss)	(214)	1,283
Comprehensive income (loss)	42,081	55,058
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,844	3,638
Comprehensive income (loss) attributable to Moelis & Company	$38,237	$51,420

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$42,295	$53,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	892	388
Depreciation and amortization	3,493	2,779
Equity-based compensation	72,208	86,232
Deferred tax provision (benefit)	3,866	(10,722)
Other	(198)	(1,274)
Changes in assets and liabilities:
Accounts receivable	(16,929)	(4,250)
Accrued and other receivables	347	(15,736)
Prepaid expenses and other assets	(177)	199
Deferred compensation	(26,050)	(14,395)
Compensation payable	(374,647)	(281,080)
Accounts payable, accrued expenses and other liabilities	16,061	14,388
Deferred revenue	(1,295)	2,593
Dividends received from equity method investment	1,336	1,623
Net cash provided by (used in) operating activities	(278,798)	(165,480)
Cash flows from investing activities
Purchases of investments	(201,712)	(152,521)
Proceeds from sales of investments	341,182	148,398
Note payments (issued to) employees	(3,295)	—
Note payments received from employees	4,218	250
Purchases of equipment and leasehold improvements	(12,790)	(3,104)
Net cash provided by (used in) investing activities	127,603	(6,977)
Cash flows from financing activities
Payments for dividends and tax distributions	(54,942)	(45,085)
Payments for treasury stock purchases	(117,270)	(11,642)
Payments under tax receivable agreement	(32,206)	—
Net cash provided by (used in) financing activities	(204,418)	(56,727)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(14)	1,381
Net increase (decrease) in cash, cash equivalents, and restricted cash	(355,627)	(227,803)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$153,738	$185,376
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$(2,023)	$3,407
Other non-cash activity:
Class A Partnership Units or other equity converted into Class A Common Stock	$(323)	$1,784
Dividends in kind	$5,002	$5,712

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2026	84,935,154	4,191,326	(11,514,247)	$849	$42	$(536,292)	$1,912,193	$(801,234)	$(7,119)	$111,938	$680,377
Net income (loss)	—	—	—	—	—	—	—	38,433	—	3,862	42,295
Equity-based compensation	2,835,794	—	—	28	—	—	59,801	—	—	12,379	72,208
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(196)	(18)	(214)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,955	(54,488)	—	(5,409)	(54,942)
Treasury Stock Purchases	—	—	(1,909,970)	—	—	(117,270)	—	—	—	—	(117,270)
Class A Partnership Units or other equity converted into Class A Common Stock	27,283	(847)	—	1	—	—	(12,707)	—	—	12,383	(323)
Equity-based payments to non-employees	—	—	—	—	—	—	88	—	—	—	88
Balance as of March 31, 2026	87,798,231	4,190,479	(13,424,217)	$878	$42	$(653,562)	$1,964,330	$(817,289)	$(7,315)	$135,135	$622,219

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A Partnership Units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953

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

•
Moelis & Company Saudi Limited, a limited liability company incorporated in Riyadh, Saudi Arabia.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the combined operations, assets and liabilities of the Company. The Notes are an integral part of the Company's condensed consolidated financial statements. As permitted by the interim reporting rules and regulations set forth by the SEC, the condensed consolidated financial statements presented exclude certain financial information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidation — The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company has ownership of the majority of voting interests. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated in consolidation.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of March 31, 2026 and 2025, is presented below.

	March 31,
	2026	2025
Cash	$77,440	$67,041
Cash equivalents	75,504	117,489
Restricted cash	794	846
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$153,738	$185,376

Additionally, as of December 31, 2025, the Company held cash of $80,815 and cash equivalents of $427,780.

Accounts Receivable — The accompanying condensed consolidated statements of financial condition present accounts receivable balances, which consist of contracts with customers, net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of March 31, 2026 and December 31, 2025 were $1,712 and $1,686, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $37 and $32 for the three months ended March 31, 2026 and 2025, respectively, recorded in other income and expenses on the condensed consolidated statements of operations.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover losses that may be incurred. For purposes of determining appropriate allowances, the Company evaluates its population of accounts receivable using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

After concluding that a reserved account receivable is no longer collectible, the Company will write-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

The following tables summarize credit loss allowance activity for the three months ended March 31, 2026 and 2025:

	Allowance for Credit Losses
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance	$2,125	$1,666
Bad debt expense (benefit)	892	388
Write-offs, foreign currency translation and other adjustments	(49)	(48)
Ending balance	$2,968	$2,006

Deferred Compensation — Deferred compensation costs represent arrangements with certain employees whereby cash payments are subject to a required period of service subsequent to payment by the Company. These amounts are charged to expenses over the period that the employee is required to provide services in order to vest the payment.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument. The Company's methodology for reclassifications impacting the fair value hierarchy is that transfers in/out of the respective category are reported at fair value as of the beginning of the period in which the reclassification occurred.

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

The Company recognizes the vast majority of its advisory services revenues over time, including reimbursements for certain out-of-pocket expenses, when or as our performance obligations are fulfilled and collection is reasonably assured. The determination of whether revenues are recognized over time or at a point in time depends upon the type of service being provided and the related performance obligations. We identify the performance obligations in our engagement letters and determine which services are distinct (i.e. separately identifiable and the client could benefit from such service on its own). We allocate the transaction price to the respective performance obligations by estimating the amount of consideration we expect in exchange for providing each service. Both the identification of performance obligations and the allocation of transaction price to the respective performance obligations require significant judgment.

During such advisory engagements, our clients are continuously benefiting from our advice and the over-time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over-time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

Incremental costs of obtaining a contract are expensed as incurred since such costs are generally not recoverable and the typical duration of our advisory contracts is less than one year. Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing our advisory services and are typically expensed as incurred, except where the transfer and consumption of our services occurs at a point in time. For engagements recognized at a point in time, out-of-pocket expenses are capitalized and subsequently expensed in the condensed consolidated statement of operations upon completion of the engagement. The Company records deferred revenues when we receive fees from clients that have not yet been earned (e.g. an upfront fee) or when we have an unconditional right to consideration before all performance obligations are complete (e.g. upon satisfying conditions to earn an announcement fee, but before the transaction is consummated).

As of March 31, 2026, and December 31, 2025, the Company had deferred revenues of $7,774 and $9,076, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for our services. During the three months ended March 31, 2026 and 2025, $3,178 and $2,481 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected in the Company’s condensed consolidated statements of financial condition as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2026 and 2025, no such amounts were recorded.

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

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"). ASU 2025-11 amendments clarify current disclosure requirements related to interim reporting. ASU 2025-11 is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of ASU 2025-11 to have a material impact to the Company's condensed consolidated financial statements.

4.
FIXED ASSETS

Equipment and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2026	2025
Equipment	$31,018	$29,054
Furniture and fixtures	21,468	20,963
Leasehold improvements	87,985	87,396
Construction in progress	23,021	13,486
Total	163,492	150,899
Less: Accumulated depreciation and amortization	(64,408)	(61,112)
Equipment and leasehold improvements, net	$99,084	$89,787

Depreciation and amortization expenses for fixed assets totaled $3,493 and $2,779 for the three months ended March 31, 2026 and 2025, respectively.

5.
INVESTMENTS

Fair value investments are presented within investments on the Company’s condensed consolidated statements of financial condition. The Company established a fair value hierarchy which prioritizes and ranks the level of market price observability used in measuring investments at fair value. See Note 2 for further information on the Company's fair value hierarchy.

The estimated fair value of sovereign debt securities and money market funds are based on quoted prices for recent trading activity in identical or similar instruments. The Company primarily invests in U.S. and U.K. sovereign debt securities with maturities of less than twelve months, and we consider these securities to be risk free. Therefore, we do not reserve for expected credit losses on these investments. The Company also holds certificates of deposit, which are held at carrying value.

Fair Value of Financial Assets

The fair value of the Company's financial assets as of March 31, 2026, has been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents
Sovereign debt securities	$9,538	$—	$9,538	$—
Money market funds	56,966	—	56,966	—
Certificates of Deposit	9,000	—	9,000	—
Total financial assets included in cash equivalents	75,504	—	75,504	—
Investments
Sovereign debt securities	200,712	—	200,712	—
Total financial assets included in investments	200,712	—	200,712	—
Total financial assets	$276,216	$—	$276,216	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized losses of $1,000 and $719 for the three months ended March 31, 2026 and 2025, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $201,712 as of March 31, 2026.

The fair value of the Company's financial assets as of December 31, 2025, has been categorized based upon the fair value hierarchy as follows:

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

The cost basis of the financial assets recorded at fair value included in investments on the condensed consolidated statement of financial condition was $337,869 as of December 31, 2025.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of March 31, 2026 and December 31, 2025, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $28,106 and $28,825, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the three months ended March 31, 2026 and 2025, MA Financial declared dividends, of which the Company received $1,336 and $1,623, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three months ended March 31, 2026 and 2025 are presented below.

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2026		2025
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$38,433		$50,268
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$38,433		$50,268
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,438,451		73,870,456
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	4,039,552	(b)	4,685,635
Weighted average shares of Class A common stock outstanding—diluted		79,478,003		78,556,091
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.51		$0.68
Diluted		$0.48		$0.64

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 86,213,212 shares and 84,911,382 shares for the three months ended March 31, 2026 and 2025, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three months ended March 31, 2026 and 2025, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended March 31, 2026 and 2025, there were 0 and 1,259,072 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended March 31, 2026 and 2025, the Company recognized expenses of $72,208 and $86,232, respectively, related to RSUs and other stock-based awards.

As of March 31, 2026, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $354,340, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

The following table summarizes activity related to RSUs for the three months ended March 31, 2026 and 2025.

	Restricted Stock Units
	2026		2025
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,518,042	$59.73	7,730,958	$51.04
Granted	3,210,568	63.57	2,697,984	74.63
Forfeited	(33,278)	61.86	(40,572)	60.15
Vested	(2,773,539)	56.58	(2,820,146)	50.94
Unvested Balance at March 31,	7,921,793	$62.36	7,568,224	$59.69

Partnership Units

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the three months ended March 31, 2026 and 2025, the Company granted 671,729 and 822,931 Partnership Units with grant-date fair values of $37,387 and $54,766, respectively.

Performance Units

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the three months ended March 31, 2026 and 2025, the Company did not grant Performance Units.

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

As of March 31, 2026, there were 87,798,231 shares of Class A common stock issued, 13,424,217 shares of treasury stock, and 74,374,014 shares outstanding. As of December 31, 2025, there were 84,935,154 shares of Class A common stock issued, 11,514,247 shares of treasury stock, and 73,420,907 shares outstanding.

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

As of March 31, 2026, and December 31, 2025, 4,190,479 and 4,191,326 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the three months ended March 31, 2026 and 2025, the Company repurchased 1,909,970 and 156,105 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards and pursuant to the Company's repurchase program. The result of the repurchases was an increase of $117,270 and $11,642, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of March 31, 2026 and 2025.

Share Repurchase Plan

In February 2026, the Board of Directors authorized the repurchase of up to $300,000 of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $247,975 as of March 31, 2026.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of March 31, 2026 and December 31, 2025, partners held 7,042,140 and 6,396,846 Group LP partnership units, respectively, representing an 8% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 74,374,014 shares of Class A common stock outstanding as of March 31, 2026 (73,420,907 as of December 31, 2025), represent the controlling interest.

9.
RELATED‑PARTY TRANSACTIONS

Aircraft Lease — On July 12, 2019, the Company entered into an aircraft dry lease (the “Old Lease”) with a related party, Moelis & Company Manager LLC ("Manager"), the lessor, and Mr. Moelis and a related cost sharing agreement with Mr. Moelis. On May 27, 2025, the Company terminated its aircraft dry lease with Manager, the lessor, and Mr. Moelis, which was set to terminate December 31, 2025, and Manager acquired a new aircraft with funds received solely from its managing member (Mr. Moelis). The Company leases the aircraft part-time to provide reliable convenient business travel to Mr. Moelis pursuant to a dry lease (“New Lease”) that was entered into on May 27, 2025 with Manager (the lessor), and other lessees Mr. Moelis and Brindle Capital, Inc. (an affiliated entity). The terms of the dry lease are comparable to the market rates of leasing from an independent third party. Pursuant to the dry lease, and a cost sharing and operating agreement for the aircraft, the Company and each other lessee is obligated to bear its share of the costs of operating the aircraft. The total cost of the aircraft to the Company is comparable to the cost of purchasing executive private jet travel from an independent third-party market provider. The dry lease has a term through December 31, 2028, unless otherwise extended. The terms of the New Lease and new cost sharing agreement are substantially similar to the Old Lease and related cost sharing agreement.

During the three months ended March 31, 2026 and 2025, the Company incurred $341 and $399, respectively, in aircraft lease costs to be paid to Manager.

Promissory Notes — As of March 31, 2026, there were $9,208 of unsecured promissory notes from employees held by the Company (December 31, 2025: $10,174). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended March 31, 2026 and 2025, the Company received $4,261 and $250 principal repayments, respectively, and recognized interest income of $104 and $117, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $58 and $58 for the three months ended March 31, 2026 and 2025, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period and will be assessed periodically by management as per the terms of the agreement. As of March 31, 2026 and December 31, 2025, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates, and certain other related parties. The Company earned revenues associated with such transactions of $0 and $19 for the three months ended March 31, 2026 and 2025, respectively.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of March 31, 2026, U.S. Broker Dealer had net capital of $266,949, which was $266,699 in excess of its required net capital. As of December 31, 2025, U.S. Broker Dealer had net capital of $371,998, which was $371,748 in excess of its required net capital.

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

Corporate Facility - The Company maintains a revolving corporate credit facility with a base credit commitment of $5,000. The Company has the option to request a temporary increase of up to $45,000, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Upon lender approval, this facility can be extended to June 30, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.3% or (ii) Prime minus 1.50%.

As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the credit facility. As of March 31, 2026, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,367 as a result of the issuance of an aggregate amount of $633 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2026 and a maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of March 31, 2026.

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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Supplemental Income Statement Information:
Operating lease cost	$8,670	$7,193

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(6,469)	$(6,534)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$4,747	$693
Weighted-average remaining lease term - operating leases (in years)	10.63	10.60
Weighted-average discount rate - operating leases	4.62%	4.21%

As of March 31, 2026, the future maturities of our operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
2026	$23,866
2027	32,975
2028	32,372
2029	33,742
2030	30,329
Thereafter	189,308
Total Payments	$342,592

Less: Tenant improvement allowances	(1,197)
Less: Present value adjustment	(74,218)
Total	$267,177

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended March 31, 2026 and 2025, in the amounts of $1,261 and $941, respectively.

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

The Company’s provisions for income taxes were an expense of $3,866 and a benefit of $10,722 for the three months ended March 31, 2026 and 2025, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended March 31, 2026 and 2025 were $8,566 and $22,415, respectively.

There were exchanges of Class A partnership units for Class A common stock during the three months ended March 31, 2026 that resulted in an increase to our deferred tax asset related to a step-up in the tax basis in Group LP assets. Approximately $509 of the increase to this deferred tax asset is attributable to exchanges by certain partners of Group LP who are party to the tax receivable agreement. Pursuant to this agreement, 85% (or $432) of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners over the next 15 years and recorded as amount due pursuant to tax receivable agreement in the condensed consolidated statements of financial condition. The remaining tax benefit is allocable to the Company and is recorded in additional paid-in-capital.

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

The Company’s Chief Operating Decision Maker (“CODM”) is Navid Mahmoodzadegan, Chief Executive Officer. The CODM is regularly provided, on a consolidated basis, the advisory segment’s significant expenses, which are the same as those presented in the Company’s condensed consolidated statements of operations. The primary measure of the advisory segment’s profit or loss regularly evaluated by the CODM is consolidated net income or net loss. The advisory segment’s total assets are presented on the Company’s condensed consolidated statements of financial position and the segment’s accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies. Since the financial markets are global in nature, the CODM generally manages the business based on the operating results of the enterprise holistically, not by geographic region or product type. The information reviewed by the CODM is used to make strategic decisions about the Company’s operations, growth strategies, and capital allocation.

Geographic Information

The following table disaggregates the revenues and assets based on the location of the office that generates the revenues or holds the assets, and therefore may not be reflective of the geography in which the Company's clients are located.

	Three Months Ended March 31,
	2026	2025
Revenues:
United States	$268,337	$252,645
Europe	26,419	33,525
Rest of World	25,024	20,423
Total	$319,780	$306,593

	March 31,	December 31,
	2026	2025
Assets:
United States	$1,020,462	$1,433,317
Europe	136,188	149,263
Rest of World	132,544	158,105
Total	$1,289,194	$1,740,685

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on June 18, 2026, to Class A common stockholders of record on May 11, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we served our clients globally with 1,027 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three months ended March 31, 2026 and 2025, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of April 8, 2026 and April 7, 2025, respectively.

For the first three months of 2026, we earned GAAP revenues of $319.8 million compared with $306.6 million earned during the same period in 2025. This represents an increase of 4% compared to a 7% increase in the number of global completed M&A transactions greater than $100 million in the same period.

We continue to observe strong levels of deal activity and client engagement across our businesses. Rapid technological change, particularly related to AI, is driving companies to reevaluate their positioning and long-term competitiveness in an evolving market, supporting the need for strategic transactions and the demand for scale. Financial sponsor engagement continues to increase, reflecting ongoing efforts to monetize a substantial backlog of investments. In addition, recent market dislocation and evolving credit conditions are contributing to increased demand for liability management transactions and are expected to support more traditional restructuring activity over time. As capital markets adjust to recent market disruption, demand for customized financing solutions has also increased. Following substantial investment in 2025, our private capital advisory business has become a core pillar of our client offering and the team is actively executing and winning new business.

Our transaction activity levels and the timing of our revenues may be impacted by the volatility driven by recent geopolitical events, evolving conditions in the private credit market and AI-driven disruption. AI-driven disruption is weighing particularly on M&A sentiment within the software sector. However, we believe we are well-positioned to navigate these dynamic markets given our diversified capabilities, strong balance sheet, substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in thousands)	2026	2025	Variance
Revenues	$319,780	$306,593	4%
Expenses:
Compensation and benefits	210,415	211,549	-1%
Non-compensation expenses	68,869	58,132	18%
Total operating expenses	279,284	269,681	4%
Operating income (loss)	40,496	36,912	10%
Other income and (expenses)	5,665	6,141	-8%
Income (loss) before income taxes	46,161	43,053	7%
Provision (benefit) for income taxes	3,866	(10,722)	N/M
Net income (loss)	$42,295	$53,775	-21%
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

Three Months Ended March 31, 2026 versus 2025

Revenues were $319.8 million for the three months ended March 31, 2026 as compared with $306.6 million for the same period in 2025, representing an increase of 4%. The increase in first quarter revenues is primarily attributable to an increase in average fees earned per completed transaction, as compared with the prior year period.

For the three months ended March 31, 2026 and 2025, we earned revenues from 136 clients and 151 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 61 clients and 60 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Variance
Expenses:
Compensation and benefits	$210,415	$211,549	-1%
% of revenues	66%	69%
Non-compensation expenses	$68,869	$58,132	18%
% of revenues	22%	19%
Total operating expenses	$279,284	$269,681	4%
% of revenues	87%	88%

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

Three Months Ended March 31, 2026 versus 2025

Operating expenses were $279.3 million for the three months ended March 31, 2026 and represented 87% of revenues, compared with $269.7 million for the same period in 2025 which represented 88% of revenues. The increase in operating expenses was primarily driven by higher deal-related costs, communications and technology expenses, and occupancy costs due to increased headcount as compared with the prior year period.

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

Three Months Ended March 31, 2026 versus 2025

For the three months ended March 31, 2026, compensation related expenses of $210.4 million represented 66% of revenues, compared with $211.5 million which represented 69% of revenues in the prior year period. The marginal decrease in compensation and benefits is primarily attributable to a lower incentive compensation accrual, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period primarily due to greater revenues.

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

Three Months Ended March 31, 2026 versus 2025

For the three months ended March 31, 2026, non‑compensation expenses of $68.9 million represented 22% of revenues, compared with $58.1 million which represented 19% of revenues in the prior year period. The increase in non-compensation expenses is primarily driven by higher deal-related costs, communications and technology expenses, and occupancy costs due to increased headcount as compared with the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended March 31, 2026 versus 2025

For the three months ended March 31, 2026, other income and expenses was income of $5.7 million, primarily related to $5.4 million in income and net gains on financial assets. For the prior year period, other income and expenses was income of $6.1 million, primarily related to $4.4 million in income and net gains on financial assets and $1.2 million in the Company's share of earnings in MA Financial.

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

Three Months Ended March 31, 2026 versus 2025

The Company’s provision for income taxes was an expense of $3.9 million against pre-tax income of $46.2 million and a benefit of $10.7 million against pre-tax income of $43.1 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2026 and December 31, 2025, the Company had cash equivalents of $75.5 million and $427.8 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of March 31, 2026 and December 31, 2025, the Company had cash of $77.4 million and $80.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities, which are highly liquid instruments in active markets that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of March 31, 2026 and December 31, 2025, the Company held $200.7 million and $340.2 million of investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of March 31, 2026 and December 31, 2025 accounts receivable were $97.9 million and $82.2 million, respectively, net of allowances of $3.0 million and $2.1 million, respectively.

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

As of March 31, 2026, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 24, 2026, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2027. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of March 31, 2026.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on June 18, 2026 to Class A common stockholders of record on May 11, 2026. During the three months ended March 31, 2026 the Company paid aggregate dividends of $0.65 per share.

During the three months ended March 31, 2026 and 2025, the Company repurchased 1,909,970 and 156,105 shares, respectively, from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards and pursuant to the Company's share repurchase program. In February 2026, the Board of Directors authorized the repurchase of up to $300.0 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $248.0 million as of March 31, 2026.

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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash provided by (used in)
Operating activities:
Net income (loss)	$42,295	$53,775
Non-cash charges	80,261	77,403
Other operating activities	(401,354)	(296,658)
Total operating activities	(278,798)	(165,480)
Investing activities	127,603	(6,977)
Financing activities	(204,418)	(56,727)
Effect of exchange rate changes	(14)	1,381
Net increase (decrease) in cash	(355,627)	(227,803)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$153,738	$185,376

Three Months Ended March 31, 2026

Cash, cash equivalents and restricted cash were $153.7 million at March 31, 2026, a decrease of $355.7 million from $509.4 million at December 31, 2025. Operating activities resulted in a net outflow of $278.8 million primarily attributable to cash operating outflows, including discretionary bonus paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $127.6 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $204.4 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Three Months Ended March 31, 2025

Cash, cash equivalents and restricted cash were $185.4 million at March 31, 2025, a decrease of $227.8 million from $413.2 million at December 31, 2024. Operating activities resulted in a net outflow of $165.5 million primarily attributable to cash operating outflows, including discretionary bonuses paid during the period, net of cash collected from clients. Investing activities resulted in a net outflow of $7.0 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $56.7 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of March 31, 2026, the Company has a total payable of $269.3 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $38.3 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $32.2 million pursuant to the tax receivable agreement during the first three months of 2026.

Additionally, the Company has contractual obligations related to its leases for corporate office space. See Note 11 to the condensed consolidated financial statements for details regarding when these obligations are due.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $0.2 million and gains of $1.3 million for the three months ended March 31, 2026 and 2025, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

During such advisory engagements, our clients are continuously benefiting from our advice and the over-time recognition matches the transfer of such benefits. However, the recognition of transaction fees, which are variable in nature, is constrained until substantially all services have been provided, specified conditions have been met (e.g. transaction closing) and it is probable that a significant reversal of revenue will not occur in a future period. Upfront fees and retainers specified in our engagement letters that meet the over-time criteria will be recognized on a systematic basis over the estimated period where the related services are performed.

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

Accounts Receivable and Allowance for Credit Losses

The accompanying condensed consolidated statements of financial condition present accounts receivable balances, which consist of contracts with customers, net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

The Company maintains an allowance for credit losses that, in management’s opinion, provides for an adequate reserve to cover its current expectation of future losses as of the reporting date. For purposes of determining appropriate allowances, the Company evaluates its population of accounts receivable using an aging method that results in a percentage reserve based on the age of the receivable, in addition to considerations of historical write-offs and current economic conditions.

After concluding that a reserved account receivable is no longer collectible, the Company will write-off the receivable. This has the effect of reducing both the gross receivable and the allowance for credit losses. If a reserved accounts receivable is subsequently collected, such reversals reduce the gross receivable and the allowance for credit losses and is a reduction of bad debt expense, which is recorded within other expenses on the condensed consolidated statement of operations. The combination of reversals and the provision for credit losses of a reported period comprise the Company’s bad debt expense.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three months ended March 31, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three months ended March 31, 2026 and 2025, no such amounts were recorded.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the first quarter of 2026

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
January 1 - January 31	—	$—	—	$1.5 million
February 1 - February 28	1,427,222	62.70	412,286	275.8 million
March 1 - March 31	482,748	57.56	482,748	248.0 million
Total	1,909,970	$61.40	895,034	$248.0 million

(1)
These include share purchases arising from net settlement of equity awards to satisfy minimum tax obligations.
(2)
In July 2021, the Board of Directors authorized the repurchase of up to $100 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date. In February 2026, the Board of Directors authorized the repurchase of up to $300 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date.
(3)
Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Second Amended and Restated Bylaws

On April 27, 2026, the Board of Directors approved amendments to Article IV of the Company’s Bylaws to update certain officer roles to reflect changes previously approved by the Board in connection with the key senior leadership changes announced on June 9, 2025. The amendments provide that the duties and authority of the Company’s officers will be as determined by the Board of Directors from time to time. The amendments did not result in any changes to the responsibilities or authority of the officer roles currently in effect.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of April, 2026.

MOELIS & COMPANY

/s/ Navid Mahmoodzadegan
Navid Mahmoodzadegan
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer