Form 10-Q
period 2026-06-30
Moelis & Co
filed 2026-07-30
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 15, 2026, there were 74,078,589 shares of Class A common stock, par value $0.01 per share, and 4,190,479 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$207,740	$508,595
Restricted cash	877	770
Receivables:
Accounts receivable, net of allowance for credit losses of $3,923 and $2,125 as of June 30, 2026 and December 31, 2025, respectively	66,910	82,188
Accrued and other receivables	45,010	28,738
Total receivables	111,920	110,926
Deferred compensation	64,035	32,029
Investments	301,484	369,072
Right-of-use assets	211,343	216,865
Equipment and leasehold improvements, net	108,313	89,787
Deferred tax assets	346,768	370,685
Prepaid expenses and other assets	55,677	41,956
Total assets	$1,408,157	$1,740,685
Liabilities and Equity
Compensation payable	$189,401	$439,394
Accounts payable, accrued expenses and other liabilities	31,252	43,630
Amount due pursuant to tax receivable agreement	269,639	301,053
Deferred revenue	13,550	9,076
Lease liabilities	262,753	267,155
Total liabilities	766,595	1,060,308
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 87,867,240 issued and 74,078,589 outstanding at June 30, 2026; 1,000,000,000 authorized, 84,935,154 issued and 73,420,907 outstanding at December 31, 2025)	879	849
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,190,479 issued and outstanding at June 30, 2026; 1,000,000,000 authorized, 4,191,326 issued and outstanding at December 31, 2025)	42	42
Treasury stock, at cost; 13,788,651 and 11,514,247 shares at June 30, 2026 and December 31, 2025, respectively	(677,063)	(536,292)
Additional paid-in-capital	2,011,637	1,912,193
Retained earnings (accumulated deficit)	(822,414)	(801,234)
Accumulated other comprehensive income (loss)	(7,276)	(7,119)
Total Moelis & Company equity	505,805	568,439
Noncontrolling interests	135,757	111,938
Total equity	641,562	680,377
Total liabilities and equity	$1,408,157	$1,740,685

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$409,387	$365,376	$729,167	$671,969
Expenses
Compensation and benefits	269,377	252,110	479,792	463,659
Occupancy	10,471	8,726	20,891	16,843
Professional fees	9,569	7,424	16,241	14,338
Communication, technology and information services	14,824	13,870	30,472	27,191
Travel and related expenses	15,681	12,996	34,083	30,465
Depreciation and amortization	4,203	2,760	7,696	5,539
Other expenses	12,432	6,861	26,666	16,393
Total expenses	336,557	304,747	615,841	574,428
Operating income (loss)	72,830	60,629	113,326	97,541
Other income and (expenses)	2,452	3,510	8,117	9,651
Income (loss) before income taxes	75,282	64,139	121,443	107,192
Provision (benefit) for income taxes	20,155	17,384	24,021	6,662
Net income (loss)	55,127	46,755	97,422	100,530
Net income (loss) attributable to noncontrolling interests	6,534	5,217	10,396	8,724
Net income (loss) attributable to Moelis & Company	$48,593	$41,538	$87,026	$91,806
Weighted-average shares of Class A common stock outstanding
Basic	75,604,609	75,615,922	75,543,554	74,788,620
Diluted	78,999,667	78,644,806	79,416,689	78,773,981
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.64	$0.55	$1.15	$1.23
Diluted	$0.62	$0.53	$1.10	$1.17

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$55,127	$46,755	$97,422	$100,530
Foreign currency translation adjustment and other, net of tax	47	1,319	(167)	2,602
Other comprehensive income (loss)	47	1,319	(167)	2,602
Comprehensive income (loss)	55,174	48,074	97,255	103,132
Less: Comprehensive income (loss) attributable to noncontrolling interests	6,542	5,308	10,386	8,946
Comprehensive income (loss) attributable to Moelis & Company	$48,632	$42,766	$86,869	$94,186

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$97,422	$100,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	2,209	236
Depreciation and amortization	7,696	5,539
Equity-based compensation	117,687	127,843
Deferred tax provision (benefit)	24,021	6,662
Other	1,987	(845)
Changes in assets and liabilities:
Accounts receivable	11,992	(3,529)
Accrued and other receivables	(13,029)	(23,771)
Prepaid expenses and other assets	(15,463)	(1,070)
Deferred compensation	(33,033)	(17,491)
Compensation payable	(246,913)	(158,436)
Accounts payable, accrued expenses and other liabilities	(9,875)	(90)
Deferred revenue	4,691	1,486
Dividends received from equity method investment	1,336	1,623
Net cash provided by (used in) operating activities	(49,272)	38,687
Cash flows from investing activities
Purchases of investments	(315,988)	(256,737)
Proceeds from sales of investments	381,782	151,398
Note payments (issued to) employees	(8,186)	(112)
Note payments received from employees	4,402	250
Purchases of equipment and leasehold improvements	(26,458)	(7,856)
Net cash provided by (used in) investing activities	35,552	(113,057)
Cash flows from financing activities
Payments for dividends and tax distributions	(112,757)	(104,212)
Payments for treasury stock purchases	(140,771)	(13,270)
Payments under tax receivable agreement	(32,206)	(314)
Net cash provided by (used in) financing activities	(285,734)	(117,796)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1,294)	1,503
Net increase (decrease) in cash, cash equivalents, and restricted cash	(300,748)	(190,663)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$208,617	$222,516
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$27,099	$4,809
Other non-cash activity:
Effect of changes in ownership and exchanges of Class A partnership units	$(350)	$1,784
Dividends in kind	$10,461	$11,486

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2026	84,935,154	4,191,326	(11,514,247)	$849	$42	$(536,292)	$1,912,193	$(801,234)	$(7,119)	$111,938	$680,377
Net income (loss)	—	—	—	—	—	—	—	38,433	—	3,862	42,295
Equity-based compensation	2,835,794	—	—	28	—	—	59,801	—	—	12,379	72,208
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(196)	(18)	(214)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,955	(54,488)	—	(5,409)	(54,942)
Treasury Stock Purchases	—	—	(1,909,970)	—	—	(117,270)	—	—	—	—	(117,270)
Class A partnership units or other equity converted into Class A Common Stock	27,283	(847)	—	1	—	—	(12,707)	—	—	12,383	(323)
Equity-based payments to non-employees	—	—	—	—	—	—	88	—	—	—	88
Balance as of March 31, 2026	87,798,231	4,190,479	(13,424,217)	$878	$42	$(653,562)	$1,964,330	$(817,289)	$(7,315)	$135,135	$622,219
Net income (loss)	—	—	—	—	—	—	—	48,593	—	6,534	55,127
Equity-based compensation	69,009	—	—	1	—	—	41,903	—	—	3,575	45,479
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	39	8	47
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,412	(53,718)	—	(9,509)	(57,815)
Treasury Stock Purchases	—	—	(364,434)	—	—	(23,501)	—	—	—	—	(23,501)
Class A partnership units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(41)	—	—	14	(27)
Equity-based payments to non-employees	—	—	—	—	—	—	33	—	—	—	33
Balance as of June 30, 2026	87,867,240	4,190,479	(13,788,651)	$879	$42	$(677,063)	$2,011,637	$(822,414)	$(7,276)	$135,757	$641,562

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A partnership units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953
Net income (loss)	—	—	—	—	—	—	—	41,538	—	5,217	46,755
Equity-based compensation	25,386	—	—	—	—	—	38,429	—	—	3,182	41,611
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,228	91	1,319
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,774	(54,001)	—	(9,899)	(58,126)
Treasury Stock Purchases	—	—	(30,784)	—	—	(1,628)	—	—	—	—	(1,628)
Class A partnership units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(14)	—	—	14	—
Equity-based payments to non-employees	—	—	—	—	—	—	126	—	—	—	126
Balance as of June 30, 2025	84,745,796	4,324,418	(10,567,765)	$847	$43	$(474,971)	$1,832,008	$(837,591)	$(4,354)	$80,028	$596,010

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

The Company’s activities as an investment banking advisory firm constitute a single business segment offering clients, including corporations, financial sponsors and governments, a range of advisory services with expertise across all major industries in mergers and acquisitions, recapitalizations and restructurings, capital markets transactions, secondary transactions and primary fundraising, and other corporate finance matters.

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of June 30, 2026 and 2025, is presented below.

	June 30,
	2026	2025
Cash	$47,860	$102,076
Cash equivalents	159,880	119,642
Restricted cash	877	798
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$208,617	$222,516

Additionally, as of December 31, 2025, the Company held cash of $80,815 and cash equivalents of $427,780.

Accounts Receivable — The accompanying condensed consolidated statements of financial condition present accounts receivable balances, which consist of contracts with customers, net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of June 30, 2026 and December 31, 2025 were $1,669 and $1,686, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $30 and $27 for the three months ended June 30, 2026 and 2025, respectively, and $67 and $59 for the six months ended June 30, 2026 and 2025, respectively, recorded in other income and expenses on the condensed consolidated statements of operations.

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

The following tables summarize credit loss allowance activity for the three and six months ended June 30, 2026 and 2025:

	Allowance for Credit Losses
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Beginning balance	$2,968	$2,006
Bad debt expense (benefit)	1,317	(152)
Write-offs, foreign currency translation and other adjustments	(362)	(95)
Ending balance	$3,923	$1,759

	Allowance for Credit Losses
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning balance	$2,125	$1,666
Bad debt expense (benefit)	2,209	236
Write-offs, foreign currency translation and other adjustments	(411)	(143)
Ending balance	$3,923	$1,759

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

As of June 30, 2026, and December 31, 2025, the Company had deferred revenues of $13,550 and $9,076, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for our services. During the six months ended June 30, 2026 and 2025, $4,824 and $5,227 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2026 and 2025, no such amounts were recorded.

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

4.
FIXED ASSETS

Equipment and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2026	2025
Equipment	$33,138	$29,054
Furniture and fixtures	28,695	20,963
Leasehold improvements	113,480	87,396
Construction in progress	1,170	13,486
Total	176,483	150,899
Less: Accumulated depreciation and amortization	(68,170)	(61,112)
Equipment and leasehold improvements, net	$108,313	$89,787

Depreciation and amortization expenses for fixed assets totaled $4,203 and $2,760 for the three months ended June 30, 2026 and 2025, respectively, and $7,696 and $5,539 for the six months ended June 30, 2026 and 2025, respectively.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of June 30, 2026, has been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents
Money market funds	$145,661	$—	$145,661	$—
Certificates of Deposit	14,219	—	14,219	—
Total financial assets included in cash equivalents	159,880	—	159,880	—
Investments
Sovereign debt securities	273,379	—	273,379	—
Total financial assets included in investments	273,379	—	273,379	—
Total financial assets	$433,259	$—	$433,259	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized losses of $1,261 and unrealized gains of $192 for the three months ended June 30, 2026 and 2025, respectively, and unrealized losses of $2,473 and $527 for the six months ended June 30, 2026 and 2025, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $275,852 as of June 30, 2026.

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

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of June 30, 2026 and December 31, 2025, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $28,105 and $28,825, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the six months ended June 30, 2026 and 2025, MA Financial declared dividends, of which the Company received $1,336 and $1,623, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and six months ended June 30, 2026 and 2025 are presented below.

		Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2026		2025		2026		2025
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$48,593		$41,538		$87,026		$91,806
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$48,593		$41,538		$87,026		$91,806
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,604,609		75,615,922		75,543,554		74,788,620
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,395,058	(b)	3,028,884	(b)	3,873,135	(b)	3,985,361
Weighted average shares of Class A common stock outstanding—diluted		78,999,667		78,644,806		79,416,689		78,773,981
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.64		$0.55		$1.15		$1.23
Diluted		$0.62		$0.53		$1.10		$1.17

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 86,041,807 and 85,178,281 shares for the three months ended June 30, 2026 and 2025, respectively, and 86,306,211 and 85,216,475 shares for the six months ended June 30, 2026 and 2025, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and six months ended June 30, 2026 and 2025, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended June 30, 2026 and 2025, there were 8,743 and 2,367,135 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 4,971 and 1,804,953 RSUs for the six months ended June 30, 2026 and 2025, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended June 30, 2026 and 2025, the Company recognized expenses of $45,479 and $41,611, respectively, and $117,687 and $127,843 for the six months ended June 30, 2026 and 2025, respectively, related to RSUs and other stock-based awards.

As of June 30, 2026, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $313,752, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

The following table summarizes activity related to RSUs for the six months ended June 30, 2026 and 2025.

	Restricted Stock Units
	2026		2025
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,518,042	$59.73	7,730,958	$51.04
Granted	3,489,329	63.69	2,938,887	73.66
Forfeited	(161,879)	62.62	(78,675)	60.68
Vested	(2,890,970)	56.66	(2,914,597)	50.97
Unvested Balance at June 30,	7,954,522	$62.49	7,676,573	$59.67

Partnership Units

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the six months ended June 30, 2026 and 2025, the Company granted 671,729 and 822,931 Partnership Units with grant-date fair values of $37,387 and $54,766, respectively.

Performance Units

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the six months ended June 30, 2025, the Company granted 450,000 Performance Units with a grant-date fair value of $18,599. The 450,000 Performance Units represent the maximum number of units that will vest if the pre-specified market conditions are achieved and service requirements are met.

8.
STOCKHOLDERS EQUITY

Class A Common Stock

As of June 30, 2026, there were 87,867,240 shares of Class A common stock issued, 13,788,651 shares of treasury stock, and 74,078,589 shares outstanding. As of December 31, 2025, there were 84,935,154 shares of Class A common stock issued, 11,514,247 shares of treasury stock, and 73,420,907 shares outstanding.

The changes in Class A common stock since the IPO are due primarily to follow-on offering transactions, exchanges of Class A partnership units, the exercise of stock options and vesting of restricted stock units issued in connection with the Company’s annual compensation process and ongoing hiring.

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

As of June 30, 2026, and December 31, 2025, 4,190,479 and 4,191,326 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the six months ended June 30, 2026 and 2025, the Company repurchased 2,274,404 and 186,889 shares, respectively, pursuant to the Company's repurchase program and from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $140,771 and $13,270, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of June 30, 2026 and 2025.

Share Repurchase Plan

In February 2026, the Board of Directors authorized the repurchase of up to $300,000 of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $226,235 as of June 30, 2026.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of June 30, 2026 and December 31, 2025, partners held 7,042,844 and 6,396,846 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 74,078,589 shares of Class A common stock outstanding as of June 30, 2026 (73,420,907 as of December 31, 2025), represent the controlling interest.

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

During the three months ended June 30, 2026 and 2025, the Company incurred $628 and $229, respectively, in aircraft lease costs to be paid to Manager, and $969 and $628 for the six months ended June 30, 2026 and 2025.

Promissory Notes — As of June 30, 2026, there were $13,915 of unsecured promissory notes from employees held by the Company (December 31, 2025: $10,174). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended June 30, 2026 and 2025, the Company received $184 and $0 principal repayments, respectively, and $4,445 and $250 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized interest income of $144 and $114, respectively, and $248 and $231 for the six months ended June 30, 2026 and 2025, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $57 and $57 for the three months ended June 30, 2026 and 2025, respectively, and $115 and $115 for the six months ended June 30, 2026 and 2025, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period and will be assessed periodically by management as per the terms of the agreement. As of June 30, 2026 and December 31, 2025, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates, and certain other related parties. The Company earned revenues associated with such transactions of $0 and $112 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $131 for the six months ended June 30, 2026 and 2025.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of June 30, 2026, U.S. Broker Dealer had net capital of $385,333, which was $385,083 in excess of its required net capital. As of December 31, 2025, U.S. Broker Dealer had net capital of $371,998, which was $371,748 in excess of its required net capital.

Certain other non-U.S. subsidiaries are subject to various securities and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently exceeded their local capital adequacy requirements.

11.
COMMITMENTS AND CONTINGENCIES

Bank Lines of Credit — The Company renewed its revolving credit facilities during the second quarter of 2026 and maintains aggregate base credit commitments of $50,000 across the following two facilities:

Corporate Facility - The Company maintains a revolving corporate credit facility with a base credit commitment of $5,000. The Company has the option to request a temporary increase of up to $45,000, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Upon lender approval, this facility can be extended to June 30, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the borrower’s option of (i) Secured Overnight Financing Rate ("SOFR") plus 1.3% or (ii) Prime minus 1.50%.

As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the credit facility. As of June 30, 2026, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,377 as a result of the issuance of an aggregate amount of $623 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2027 and a maturity date of May 24, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears of the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of June 30, 2026.

Leases — The Company maintains operating leases as defined by ASC 842, "Leases" ("ASC 842"), for corporate offices with various expiration dates, some of which extend through 2040. Some leases include options to terminate or to extend the lease terms. The Company records lease liabilities measured at the present value of anticipated lease payments over the lease term, including options to extend or terminate the lease when it is reasonably certain such options will be exercised. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable, thus the Company uses its secured borrowing rate, which was determined with reference to our available credit line. See below for additional information about the Company’s leases.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Supplemental Income Statement Information:
Operating lease cost	$8,338	$7,140	$17,008	$14,333

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(8,377)	$(7,133)	$(14,846)	$(13,667)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$761	$2,172	$5,508	$2,865
Weighted-average remaining lease term - operating leases (in years)	10.44	10.37	10.44	10.37
Weighted-average discount rate - operating leases	4.63%	4.21%	4.63%	4.21%

As of June 30, 2026, the future maturities of our operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
Remainder of 2026	$15,316
2027	33,348
2028	32,825
2029	33,854
2030	30,365
Thereafter	189,633
Total Payments	$335,341

Less: Tenant improvement allowances	(1,197)
Less: Present value adjustment	(71,391)
Total	$262,753

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended June 30, 2026 and 2025, in the amounts of $1,231 and $1,097, respectively, and $2,492 and $2,038 for the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s provisions for income taxes were $20,155 and $17,384 for the three months ended June 30, 2026 and 2025, respectively. The Company's provisions for income taxes were $24,021 and $6,662 for the six months ended June 30, 2026 and 2025, respectively. The income taxes for the aforementioned periods primarily reflects the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended June 30, 2026 and 2025 were $115 and $37, respectively, and $8,681 and $22,452 for the six months ended June 30, 2026 and 2025, respectively.

The Company recorded a decrease in the net deferred tax asset of $23,917 for the six months ended June 30, 2026, which was primarily attributable to the amortization of the tax basis in Group LP assets and a decrease in the deferred tax asset related to deferred equity-based compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$360,947	$267,570	$629,284	$520,215
Europe	39,036	57,266	65,455	90,791
Rest of World	9,404	40,540	34,428	60,963
Total	$409,387	$365,376	$729,167	$671,969

	June 30,	December 31,
	2026	2025
Assets:
United States	$1,144,576	$1,433,317
Europe	139,889	149,263
Rest of World	123,692	158,105
Total	$1,408,157	$1,740,685

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on September 17, 2026, to Class A common stockholders of record on August 10, 2026.

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

As of June 30, 2026, we served our clients globally with 1,016 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and six months ended June 30, 2026 and 2025, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of July 7, 2026 and July 7, 2025, respectively.

For the first six months of 2026, we earned GAAP revenues of $729.2 million compared with $672.0 million earned during the same period in 2025. This represents an increase of 9% compared to a 13% increase in the number of global completed M&A transactions greater than $100 million in the same period.

We continue to observe strong levels of deal activity and client engagement across our businesses. The pursuit of scale, supported by a more accommodative U.S. regulatory environment, is a primary driver of M&A activity, and rapid technological change, particularly related to artificial intelligence technologies ("AI"), continues to drive companies to revalue their positioning and long-term competitiveness, supporting the need for strategic transactions. Financial sponsor engagement continues to increase, reflecting ongoing efforts to monetize a substantial backlog of investments. Evolving credit conditions and increased lender selectivity are contributing to increased demand for liability management transactions and are expected to support more traditional restructuring activity over time. The expansion of our capital markets platform spanning both the public and private capital markets has positioned us to deliver comprehensive financing solutions amid constructive capital markets conditions. Through our continued investment, our private capital advisory business has become a core pillar of our client offering and the team is actively executing and winning new mandates.

Our transaction activity levels and the timing of our revenues may be impacted by the volatility driven by geopolitical events, evolving conditions in the private credit market and AI-driven disruption. AI-driven disruption is weighing particularly on M&A sentiment within the software sector. However, we believe we are well-positioned to navigate these dynamic markets given our diversified capabilities, strong balance sheet, substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Revenues	$409,387	$365,376	12%	$729,167	$671,969	9%
Expenses:
Compensation and benefits	269,377	252,110	7%	479,792	463,659	3%
Non-compensation expenses	67,180	52,637	28%	136,049	110,769	23%
Total operating expenses	336,557	304,747	10%	615,841	574,428	7%
Operating income (loss)	72,830	60,629	20%	113,326	97,541	16%
Other income and (expenses)	2,452	3,510	-30%	8,117	9,651	-16%
Income (loss) before income taxes	75,282	64,139	17%	121,443	107,192	13%
Provision (benefit) for income taxes	20,155	17,384	16%	24,021	6,662	261%
Net income (loss)	$55,127	$46,755	18%	$97,422	$100,530	-3%

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

Three Months Ended June 30, 2026 versus 2025

Revenues were $409.4 million for the three months ended June 30, 2026 as compared with $365.4 million for the same period in 2025, representing an increase of 12%. The increase in revenues is primarily attributable to an increase in average fees earned per completed transaction, as compared with the prior year period.

For the three months ended June 30, 2026 and 2025, we earned revenues from 144 clients and 136 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 67 clients and 60 clients, respectively.

Six Months Ended June 30, 2026 versus 2025

Revenues were $729.2 million for the six months ended June 30, 2026 as compared with $672.0 million for the same period in 2025, representing an increase of 9%. The increase in revenues is primarily attributable to an increase in average fees earned per completed transaction, as compared with the prior year period.

For the six months ended June 30, 2026 and 2025, we earned revenues from 218 clients and 220 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 121 clients and 117 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Expenses:
Compensation and benefits	$269,377	$252,110	7%	$479,792	$463,659	3%
% of revenues	66%	69%		66%	69%
Non-compensation expenses	$67,180	$52,637	28%	$136,049	$110,769	23%
% of revenues	16%	14%		19%	16%
Total operating expenses	$336,557	$304,747	10%	$615,841	$574,428	7%
% of revenues	82%	83%		84%	85%

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

Three Months Ended June 30, 2026 versus 2025

Operating expenses were $336.6 million for the three months ended June 30, 2026 and represented 82% of revenues, compared with $304.7 million for the same period in 2025 which represented 83% of revenues. The increase in operating expenses was attributable to both increased compensation and benefits and non-compensation expenses, as compared with the prior year period.

Six Months Ended June 30, 2026 versus 2025

Operating expenses were $615.8 million for the six months ended June 30, 2026 and represented 84% of revenues, compared with $574.4 million for the same period in 2025 which represented 85% of revenues. The increase in operating expenses was attributable to both increased compensation and benefits and non-compensation expenses, as compared with the prior year period.

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

Three Months Ended June 30, 2026 versus 2025

For the three months ended June 30, 2026, compensation related expenses of $269.4 million represented 66% of revenues, compared with $252.1 million which represented 69% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to higher headcount, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period primarily due to greater revenues.

Six Months Ended June 30, 2026 versus 2025

For the six months ended June 30, 2026, compensation related expenses of $479.8 million represented 66% of revenues, compared with $463.7 million which represented 69% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to higher headcount, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period primarily due to greater revenues.

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

Three Months Ended June 30, 2026 versus 2025

For the three months ended June 30, 2026, non‑compensation expenses of $67.2 million represented 16% of revenues, compared with $52.6 million which represented 14% of revenues in the prior year period. The increase in non-compensation expenses is primarily driven by occupancy and depreciation expenses related to new office space, deal-related travel expenses, professional fees associated with the public capital markets business, and other expenses related to business administration, as compared with the prior year period.

Six Months Ended June 30, 2026 versus 2025

For the six months ended June 30, 2026, non‑compensation expenses of $136.0 million represented 19% of revenues, compared with $110.8 million which represented 16% of revenues in the prior year period. The increase in non-compensation expenses is primarily driven by occupancy and depreciation expenses related to new office space, deal-related travel expenses, communication and technology expenses related to AI investment, and other expenses related to business administration, as compared with the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended June 30, 2026 versus 2025

For the three months ended June 30, 2026, other income and expenses was income of $2.5 million, primarily related to income and net gains on financial assets and the Company's share of MA Financial's results. For the prior year period, other income and expenses was income of $3.5 million, primarily related to $3.9 million in net gains and income on financial assets.

Six Months Ended June 30, 2026 versus 2025

For the six months ended June 30, 2026, other income and expenses was income of $8.1 million, primarily related to income and net gains on financial assets and the Company's share of MA Financial's results. For the prior year period, other income and expenses was income of $9.7 million, primarily related to $8.2 million in net gains and income on financial assets and $1.5 million in the Company's share of earnings in MA Financial.

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

Three Months Ended June 30, 2026 versus 2025

The Company’s provisions for income taxes and effective tax rates were $20.2 million and 27% and $17.4 million and 27% for the three months ended June 30, 2026 and 2025, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax deductible items.

Six Months Ended June 30, 2026 versus 2025

The Company’s provisions for income taxes and effective tax rates were $24.0 million and 20% and $6.7 million and 6% for the six months ended June 30, 2026 and 2025, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2026 and December 31, 2025, the Company had cash equivalents of $159.9 million and $427.8 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of June 30, 2026 and December 31, 2025, the Company had cash of $47.9 million and $80.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities, which are highly liquid instruments in active markets that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of June 30, 2026 and December 31, 2025, the Company held $273.4 million and $340.2 million of investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of June 30, 2026 and December 31, 2025 accounts receivable were $66.9 million and $82.2 million, respectively, net of allowances of $3.9 million and $2.1 million, respectively.

To provide for additional working capital and other general corporate purposes, we maintain two revolving credit facilities with aggregate base credit commitments of $50.0 million. The facility for corporate purposes has a base credit commitment of $5.0 million, and we can request a temporary increase of the credit amount by up to $45.0 million, not to exceed the capacity available under the FINRA credit line discussed below. This option may be exercised up to two times per year during the twelve-month term of the credit line. Upon lender approval, this facility can be extended past the maturity date of May 24, 2027 to June 30, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Advances on the facility bear interest at the greater of a fixed rate of 3.50% per annum or at the Company’s option of (i) SOFR plus 1.3% or (ii) Prime minus 1.50%.

As of June 30, 2026, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S. Broker Dealer may borrow capital until May 24, 2027, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of June 30, 2026.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on September 17, 2026 to Class A common stockholders of record on August 10, 2026. During the six months ended June 30, 2026 the Company paid aggregate dividends of $1.30 per share.

During the six months ended June 30, 2026 and 2025, the Company repurchased 2,274,404 and 186,889 shares, respectively, from its employees pursuant to the Company's share repurchase program and for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In February 2026, the Board of Directors authorized the repurchase of up to $300.0 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $226.2 million as of June 30, 2026.

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

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash provided by (used in)
Operating activities:
Net income (loss)	$97,422	$100,530
Non-cash charges	153,600	139,435
Other operating activities	(300,294)	(201,278)
Total operating activities	(49,272)	38,687
Investing activities	35,552	(113,057)
Financing activities	(285,734)	(117,796)
Effect of exchange rate changes	(1,294)	1,503
Net increase (decrease) in cash	(300,748)	(190,663)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$208,617	$222,516

Six Months Ended June 30, 2026

Cash, cash equivalents and restricted cash were $208.6 million at June 30, 2026, a decrease of $300.8 million from $509.4 million at December 31, 2025. Operating activities resulted in a net outflow of $49.3 million primarily attributable to cash operating outflows, including discretionary bonus paid during the period, net of cash collected from clients. Investing activities resulted in a net inflow of $35.6 million primarily attributable to net sales of investments. Financing activities resulted in a net outflow of $285.7 million primarily related to treasury stock purchases and the payment of dividends and tax distributions.

Six Months Ended June 30, 2025

Cash, cash equivalents and restricted cash were $222.5 million at June 30, 2025, a decrease of $190.7 million from $413.2 million at December 31, 2024. Operating activities resulted in a net inflow of $38.7 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonuses paid during the period. Investing activities resulted in a net outflow of $113.1 million primarily attributable to purchases of investments. Financing activities resulted in a net outflow of $117.8 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

Contractual Obligations

As of June 30, 2026, the Company has a total payable of $269.6 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $38.6 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group

LP partnership units. The Company made a payment of $32.2 million pursuant to the tax receivable agreement during the first six months of 2026.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income was a gain of less than $0.1 million and a gain of $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and losses of $0.2 million and gains of $2.6 million for the six months ended June 30, 2026 and 2025, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and six months ended June 30, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2026 and 2025, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the second quarter of 2026

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
April 1 - April 30	10,000	$64.53	10,000	$247.3 million
May 1 - May 31	354,434	64.48	327,443	226.2 million
June 1 - June 30	—	—	—	226.2 million
Total	364,434	$64.49	337,443	$226.2 million

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2026)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101)

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of July, 2026.

MOELIS & COMPANY

/s/ Navid Mahmoodzadegan
Navid Mahmoodzadegan
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer