Form 10-Q
period 2026-09-30
Moelis & Co
filed 2026-11-06
CIK 1596967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of October 22, 2026, there were 73,849,305 shares of Class A common stock, par value $0.01 per share, and 4,190,479 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Moelis & Company

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$169,903	$508,595
Restricted cash	960	770
Receivables:
Accounts receivable, net of allowance for credit losses of $4,285 and $2,125 as of September 30, 2026 and December 31, 2025, respectively	57,354	82,188
Accrued and other receivables	28,244	28,738
Total receivables	85,598	110,926
Deferred compensation	71,440	32,029
Investments	517,703	369,072
Right-of-use assets	206,147	216,865
Equipment and leasehold improvements, net	105,826	89,787
Deferred tax assets	339,986	370,685
Prepaid expenses and other assets	47,742	41,956
Total assets	$1,545,305	$1,740,685
Liabilities and Equity
Compensation payable	$301,891	$439,394
Accounts payable, accrued expenses and other liabilities	31,934	43,630
Amount due pursuant to tax receivable agreement	269,993	301,053
Deferred revenue	9,857	9,076
Lease liabilities	256,765	267,155
Total liabilities	870,440	1,060,308
Commitments and Contingencies (See Note 11)
Class A common stock, par value $0.01 per share (1,000,000,000 shares authorized, 87,915,531 issued and 73,849,305 outstanding at September 30, 2026; 1,000,000,000 authorized, 84,935,154 issued and 73,420,907 outstanding at December 31, 2025)	879	849
Class B common stock, par value $0.01 per share (1,000,000,000 shares authorized, 4,190,479 issued and outstanding at September 30, 2026; 1,000,000,000 authorized, 4,191,326 issued and outstanding at December 31, 2025)	42	42
Treasury stock, at cost; 14,066,226 and 11,514,247 shares at September 30, 2026 and December 31, 2025, respectively	(695,751)	(536,292)
Additional paid-in-capital	2,053,528	1,912,193
Retained earnings (accumulated deficit)	(817,102)	(801,234)
Accumulated other comprehensive income (loss)	(7,918)	(7,119)
Total Moelis & Company equity	533,678	568,439
Noncontrolling interests	141,187	111,938
Total equity	674,865	680,377
Total liabilities and equity	$1,545,305	$1,740,685

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$425,577	$356,892	$1,154,744	$1,028,861
Expenses
Compensation and benefits	282,386	255,410	762,178	719,069
Occupancy	10,267	8,072	31,158	24,915
Professional fees	5,337	5,864	21,578	20,202
Communication, technology and information services	16,709	14,501	47,181	41,692
Travel and related expenses	12,696	11,514	46,779	41,979
Depreciation and amortization	4,468	2,976	12,164	8,515
Other expenses	11,841	10,241	38,507	26,634
Total expenses	343,704	308,578	959,545	883,006
Operating income (loss)	81,873	48,314	195,199	145,855
Other income and (expenses)	8,791	33,999	16,908	43,650
Income (loss) before income taxes	90,664	82,313	212,107	189,505
Provision (benefit) for income taxes	24,112	22,242	48,133	28,904
Net income (loss)	66,552	60,071	163,974	160,601
Net income (loss) attributable to noncontrolling interests	7,896	6,705	18,292	15,429
Net income (loss) attributable to Moelis & Company	$58,656	$53,366	$145,682	$145,172
Weighted-average shares of Class A common stock outstanding
Basic	75,510,869	75,438,951	75,631,849	74,958,720
Diluted	79,328,885	79,668,717	79,475,106	79,034,228
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic	$0.78	$0.71	$1.93	$1.94
Diluted	$0.74	$0.67	$1.83	$1.84

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$66,552	$60,071	$163,974	$160,601
Foreign currency translation adjustment and other, net of tax	(707)	(1,532)	(874)	1,070
Other comprehensive income (loss)	(707)	(1,532)	(874)	1,070
Comprehensive income (loss)	65,845	58,539	163,100	161,671
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,831	6,579	18,217	15,525
Comprehensive income (loss) attributable to Moelis & Company	$58,014	$51,960	$144,883	$146,146

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$163,974	$160,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (benefit)	2,748	1,004
Depreciation and amortization	12,164	8,515
Equity-based compensation	160,338	168,009
Deferred tax provision (benefit)	30,738	28,658
Gain on partial sale of equity method investment	—	(19,092)
Other	(319)	(11,743)
Changes in assets and liabilities:
Accounts receivable	21,980	(4,660)
Accrued and other receivables	2,774	(21,850)
Prepaid expenses and other assets	(6,704)	(7,464)
Deferred compensation	(39,526)	(12,578)
Compensation payable	(137,386)	(54,424)
Accounts payable, accrued expenses and other liabilities	(11,231)	2,618
Deferred revenue	787	(2,387)
Dividends received from equity method investment	2,103	2,347
Net cash provided by (used in) operating activities	202,440	237,554
Cash flows from investing activities
Purchases of investments	(532,960)	(408,523)
Proceeds from sales of investments	381,782	219,398
Note payments (issued to) employees	(9,062)	(112)
Note payments received from employees	6,723	250
Proceeds from partial sale of equity method investment	—	29,916
Purchases of equipment and leasehold improvements	(27,965)	(27,171)
Net cash provided by (used in) investing activities	(181,482)	(186,242)
Cash flows from financing activities
Payments for dividends and tax distributions	(166,918)	(155,609)
Payments for treasury stock purchases	(159,459)	(28,468)
Payments under tax receivable agreement	(32,206)	(314)
Net cash provided by (used in) financing activities	(358,583)	(184,391)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(877)	2,335
Net increase (decrease) in cash, cash equivalents, and restricted cash	(338,502)	(130,744)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$170,863	$282,435
Supplemental cash flow disclosure
Cash paid (received) during the period for:
Income taxes, net	$34,798	$5,705
Other non-cash activity:
Effect of changes in ownership and exchanges of Class A partnership units	$(370)	$1,769
Dividends in kind	$15,723	$15,721
Forfeiture of fully-vested stock-based awards	$2,357	$6,461

See notes to the condensed consolidated financial statements (unaudited).

Moelis & Company

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2026	84,935,154	4,191,326	(11,514,247)	$849	$42	$(536,292)	$1,912,193	$(801,234)	$(7,119)	$111,938	$680,377
Net income (loss)	—	—	—	—	—	—	—	38,433	—	3,862	42,295
Equity-based compensation	2,835,794	—	—	28	—	—	59,801	—	—	12,379	72,208
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(196)	(18)	(214)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,955	(54,488)	—	(5,409)	(54,942)
Treasury Stock Purchases	—	—	(1,909,970)	—	—	(117,270)	—	—	—	—	(117,270)
Class A partnership units or other equity converted into Class A Common Stock	27,283	(847)	—	1	—	—	(12,707)	—	—	12,383	(323)
Equity-based payments to non-employees	—	—	—	—	—	—	88	—	—	—	88
Balance as of March 31, 2026	87,798,231	4,190,479	(13,424,217)	$878	$42	$(653,562)	$1,964,330	$(817,289)	$(7,315)	$135,135	$622,219
Net income (loss)	—	—	—	—	—	—	—	48,593	—	6,534	55,127
Equity-based compensation	69,009	—	—	1	—	—	41,903	—	—	3,575	45,479
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	39	8	47
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,412	(53,718)	—	(9,509)	(57,815)
Treasury Stock Purchases	—	—	(364,434)	—	—	(23,501)	—	—	—	—	(23,501)
Class A partnership units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(41)	—	—	14	(27)
Equity-based payments to non-employees	—	—	—	—	—	—	33	—	—	—	33
Balance as of June 30, 2026	87,867,240	4,190,479	(13,788,651)	$879	$42	$(677,063)	$2,011,637	$(822,414)	$(7,276)	$135,757	$641,562
Net income (loss)	—	—	—	—	—	—	—	58,656	—	7,896	66,552
Equity-based compensation	48,291	—	—	—	—	—	39,037	—	—	3,614	42,651
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(642)	(65)	(707)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,214	(53,344)	—	(6,031)	(54,161)
Treasury Stock Purchases	—	—	(277,575)	—	—	(18,688)	—	—	—	—	(18,688)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(36)	—	—	16	(20)
Equity-based payments to non-employees	—	—	—	—	—	—	33	—	—	—	33
Other	—	—	—	—	—	—	(2,357)	—	—	—	(2,357)
Balance as of September 30, 2026	87,915,531	4,190,479	(14,066,226)	$879	$42	$(695,751)	$2,053,528	$(817,102)	$(7,918)	$141,187	$674,865

	Shares							Retained	Accumulated
	Class A	Class B		Class A	Class B		Additional	Earnings	Other
	Common	Common	Treasury	Common	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of January 1, 2025	80,970,827	4,331,619	(10,380,876)	$810	$43	$(461,701)	$1,730,838	$(821,650)	$(6,734)	$37,777	$479,383
Net income (loss)	—	—	—	—	—	—	—	50,268	—	3,507	53,775
Equity-based compensation	3,330,500	—	—	33	—	—	54,232	—	—	31,967	86,232
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,152	131	1,283
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,712	(53,746)	—	2,949	(45,085)
Treasury Stock Purchases	—	—	(156,105)	—	—	(11,642)	—	—	—	—	(11,642)
Class A partnership units or other equity converted into Class A Common Stock	419,083	(7,201)	—	4	—	—	(3,312)	—	—	5,092	1,784
Equity-based payments to non-employees	—	—	—	—	—	—	223	—	—	—	223
Balance as of March 31, 2025	84,720,410	4,324,418	(10,536,981)	$847	$43	$(473,343)	$1,787,693	$(825,128)	$(5,582)	$81,423	$565,953
Net income (loss)	—	—	—	—	—	—	—	41,538	—	5,217	46,755
Equity-based compensation	25,386	—	—	—	—	—	38,429	—	—	3,182	41,611
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,228	91	1,319
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	5,774	(54,001)	—	(9,899)	(58,126)
Treasury Stock Purchases	—	—	(30,784)	—	—	(1,628)	—	—	—	—	(1,628)
Class A partnership units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(14)	—	—	14	—
Equity-based payments to non-employees	—	—	—	—	—	—	126	—	—	—	126
Balance as of June 30, 2025	84,745,796	4,324,418	(10,567,765)	$847	$43	$(474,971)	$1,832,008	$(837,591)	$(4,354)	$80,028	$596,010
Net income (loss)	—	—	—	—	—	—	—	53,366	—	6,705	60,071
Equity-based compensation	33,163	—	—	—	—	—	36,869	—	—	3,297	40,166
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,406)	(126)	(1,532)
Dividends declared ($0.65 per share of Class A Common Stock) and tax distributions	—	—	—	—	—	—	4,235	(52,455)	—	(6,328)	(54,548)
Treasury Stock Purchases	—	—	(214,855)	—	—	(15,198)	—	—	—	—	(15,198)
Class A Partnership Units or other equity converted into Class A Common Stock	—	—	—	—	—	—	(26)	—	—	11	(15)
Equity-based payments to non-employees	—	—	—	—	—	—	128	—	—	—	128
Other	—	—	—	—	—	—	(6,461)	—	—	—	(6,461)
Balance as of September 30, 2025	84,778,959	4,324,418	(10,782,620)	$847	$43	$(490,169)	$1,866,753	$(836,680)	$(5,760)	$83,587	$618,621

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

The Company’s restricted cash is comprised of collateral deposits primarily held by certain non-U.S. subsidiaries. These deposits are required for certain direct debit accounts and are also used to satisfy future U.S. medical claims. A reconciliation of the Company’s cash, cash equivalents and restricted cash as of September 30, 2026 and 2025, is presented below.

	September 30,
	2026	2025
Cash	$67,159	$79,792
Cash equivalents	102,744	201,791
Restricted cash	960	852
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$170,863	$282,435

Additionally, as of December 31, 2025, the Company held cash of $80,815 and cash equivalents of $427,780.

Accounts Receivable — The accompanying condensed consolidated statements of financial condition present accounts receivable balances, which consist of contracts with customers, net of allowance for credit losses based on the Company’s assessment of the collectability of customer accounts.

Included in the accounts receivable balances as of September 30, 2026 and December 31, 2025 were $1,246 and $1,686, respectively, of long-term receivables related to private capital advisory engagements, which are generally paid in installments over a period of three to four years. Long-term receivables generated interest income of $25 and $31 for the three months ended September 30, 2026 and 2025, respectively, and $92 and $90 for the nine months ended September 30, 2026 and 2025, respectively, recorded in other income and expenses on the condensed consolidated statements of operations.

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

The following tables summarize credit loss allowance activity for the three and nine months ended September 30, 2026 and 2025:

	Allowance for Credit Losses
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Beginning balance	$3,923	$1,759
Bad debt expense (benefit)	538	768
Write-offs, foreign currency translation and other adjustments	(176)	(98)
Ending balance	$4,285	$2,429

	Allowance for Credit Losses
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning balance	$2,125	$1,666
Bad debt expense (benefit)	2,748	1,004
Write-offs, foreign currency translation and other adjustments	(588)	(241)
Ending balance	$4,285	$2,429

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

Leases — The Company maintains operating leases for corporate offices. The Company determines if a contract contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date and are measured at the present value of anticipated lease payments over the lease term. The operating lease ROU assets are equal to the lease liabilities, adjusted for certain lease incentives, accrued rents, and prepaid rents. Typically, our borrowing rate is used to determine the present value of lease payments because the implicit rate is not readily determinable. Our lease terms may include options to extend or terminate the lease. These options are factored into our present value calculations when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. ROU assets are evaluated for impairment when an event or change in circumstances indicates the carrying value of the assets may not be recoverable. If this occurs, the Company recognizes an impairment charge for the difference between the carrying amount and the estimated fair value of the assets.

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

As of September 30, 2026, and December 31, 2025, the Company had deferred revenues of $9,857 and $9,076, respectively. These amounts primarily consist of certain transaction fees, upfront fees and retainers for our services. During the nine months ended September 30, 2026 and 2025, $6,283 and $5,585 of revenues were recognized from the opening balance of deferred revenues, respectively.

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

ASC 740-10 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2026 and 2025, no such amounts were recorded.

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

4.
FIXED ASSETS

Equipment and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2026	2025
Equipment	$30,058	$29,054
Furniture and fixtures	28,863	20,963
Leasehold improvements	114,527	87,396
Construction in progress	1,334	13,486
Total	174,782	150,899
Less: Accumulated depreciation and amortization	(68,956)	(61,112)
Equipment and leasehold improvements, net	$105,826	$89,787

Depreciation and amortization expenses for fixed assets totaled $4,468 and $2,976 for the three months ended September 30, 2026 and 2025, respectively, and $12,164 and $8,515 for the nine months ended September 30, 2026 and 2025, respectively.

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

Fair Value of Financial Assets

The fair value of the Company's financial assets as of September 30, 2026, has been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$87,486	$—	$87,486	$—
Certificates of Deposit	15,258	—	15,258	—
Total cash equivalents	102,744	—	102,744	—
Investments
Sovereign debt securities	488,803	—	488,803	—
Total investments	488,803	—	488,803	—
Total	$591,547	$—	$591,547	$—

For sovereign debt securities measured at fair value and held at the reporting date, the Company recognized unrealized losses of $1,548 and unrealized gains of $948 for the three months ended September 30, 2026 and 2025, respectively, and unrealized losses of $4,021 and $147 for the nine months ended September 30, 2026 and 2025, respectively. All gains and losses were recognized in other income and expenses on the condensed consolidated statement of operations. The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $492,824 as of September 30, 2026.

The fair value of the Company's financial assets as of December 31, 2025, has been categorized based upon the fair value hierarchy as follows:

	Total	Level 1	Level 2	Level 3
Cash equivalents
Sovereign debt securities	$296,312	$—	$296,312	$—
Money market funds	110,468	—	110,468	—
Certificates of Deposit	21,000	—	21,000	—
Total cash equivalents	427,780	—	427,780	—
Investments
Sovereign debt securities	340,247	—	340,247	—
Total investments	340,247	—	340,247	—
Total	$768,027	$—	$768,027	$—

The cost basis of the investments recorded at fair value shown in the preceding table and included in investments on the condensed consolidated statement of financial condition was $337,869 as of December 31, 2025.

Equity Method Investments

Equity-method investments are presented within investments on the Company’s condensed consolidated statements of financial condition. As of September 30, 2026 and December 31, 2025, the carrying value of the Company's equity method investment in MA Financial (formerly known as Moelis Australia Limited) was $28,900 and $28,825, respectively. The Company's share of earnings on this investment is recorded in other income and expenses on the condensed consolidated statements of operations.

During the nine months ended September 30, 2026 and 2025, MA Financial declared dividends, of which the Company received $2,103 and $2,347, respectively. The Company accounted for the dividends as returns on investment and reduced the carrying value of the investment in MA Financial by the amount of dividends received.

During the three months ended September 30, 2025, the Company sold 5,000,000 shares of MA Financial common stock and the Company's ownership interest in MA Financial was reduced. This transaction resulted in a gain of $19,092, recorded in other income and expenses on the condensed consolidated statements of operations.

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

6.
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO CLASS A COMMON SHAREHOLDERS

The calculations of basic and diluted net income (loss) per share attributable to holders of shares of Class A common stock for the three and nine months ended September 30, 2026 and 2025 are presented below.

		Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2026		2025		2026		2025
Numerator:
Net income (loss) attributable to holders of shares of Class A common stock—basic		$58,656		$53,366		$145,682		$145,172
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Net income (loss) attributable to holders of shares of Class A common stock—diluted		$58,656		$53,366		$145,682		$145,172
Denominator:
Weighted average shares of Class A common stock outstanding—basic		75,510,869		75,438,951		75,631,849		74,958,720
Add (deduct) dilutive effect of:
Noncontrolling interests related to Class A partnership units	(a)		(a)		(a)		(a)
Weighted average number of incremental shares issuable from unvested RSUs and stock options, as calculated using the treasury stock method	(b)	3,818,016	(b)	4,229,766	(b)	3,843,257	(b)	4,075,508
Weighted average shares of Class A common stock outstanding—diluted		79,328,885		79,668,717		79,475,106		79,034,228
Net income (loss) per share attributable to holders of shares of Class A common stock
Basic		$0.78		$0.71		$1.93		$1.94
Diluted		$0.74		$0.67		$1.83		$1.84

We have not included the impact of Class B common stock because these shares are entitled to an insignificant amount of economic participation.

(a) Class A partnership units may be exchanged for Moelis & Company Class A common stock on a one-for-one basis, subject to applicable exchange restrictions. If all Class A partnership units were to be exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 86,371,729 and 86,203,342 shares for the three months ended September 30, 2026 and 2025, respectively, and 86,416,297 and 85,505,786 shares for the nine months ended September 30, 2026 and 2025, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) available to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests in consolidated entities associated with the Group LP Class A partnership units (including any tax impact). For the three and nine months ended September 30, 2026 and 2025, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

(b) Certain RSUs assumed to be issued as Class A common stock pursuant to the treasury stock method were antidilutive and therefore excluded from the calculation of diluted net income (loss) per share attributable to Moelis & Company for certain periods. During the three months ended September 30, 2026 and 2025, there were 8,969 and 0 RSUs that would have been included in the treasury stock method calculation if the effect were dilutive, respectively, and 4,111 and 357,110 RSUs for the nine months ended September 30, 2026 and 2025, respectively.

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

Restricted Stock Units (RSUs) and other stock-based awards

Pursuant to the 2024 Plan and in connection with the Company’s annual compensation process and ongoing hiring process, the Company issues RSUs and other stock-based awards which generally vest over a service life of four to five years. For the three months ended September 30, 2026 and 2025, the Company recognized expenses of $42,651 and $40,166, respectively, and $160,338 and $168,009 for the nine months ended September 30, 2026 and 2025, respectively, related to RSUs and other stock-based awards.

As of September 30, 2026, the total compensation expense related to unvested RSUs and other stock-based awards not yet recognized was $272,149, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The following table summarizes activity related to RSUs for the nine months ended September 30, 2026 and 2025.

	Restricted Stock Units
	2026		2025
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested Balance at January 1,	7,518,042	$59.73	7,730,958	$51.04
Granted	3,707,601	63.76	3,083,853	73.56
Forfeited	(274,553)	62.97	(351,182)	62.76
Vested	(3,150,355)	56.91	(2,958,196)	51.04
Unvested Balance at September 30,	7,800,735	$62.61	7,505,433	$59.65

Partnership Units

The Company also issues partnership units that are intended to qualify as "profits interest" for U.S. federal income tax purposes ("Partnership Units") that, subject to certain terms and conditions, are exchangeable into shares of Moelis & Company Class A common stock on a one-for-one basis. These Partnership Units are recorded as noncontrolling interests in the Company's condensed consolidated statements of financial condition. Partnership Units generally vest over a service life of two to five years, however in certain arrangements the Partnership Units are granted without a service requirement, but do not have exchange rights until the second through fifth anniversaries of the grant-date. The expense for Partnership Units is recognized over the service period and reflects the fair value determined at grant-date, which may factor in other attributes, such as post-vesting restrictions. For the nine months ended September 30, 2026 and 2025, the Company granted 671,729 and 822,931 Partnership Units with grant-date fair values of $37,387 and $54,766, respectively.

Performance Units

Certain Partnership Units and RSUs vest upon the achievement of both market conditions and service requirements that are generally over three to five years ("Performance Units"). These units accrue distributions in kind, which are subject to the same vesting conditions as the underlying Performance Units. The expense for Performance Units is recognized over the service period and reflects the fair value determined at grant-date, which factors in the probability of the market conditions being achieved. During the nine months ended September 30, 2025, the Company granted 450,000 Performance Units with a grant-date fair value of $18,599. The 450,000 Performance Units represent the maximum number of units that will vest if the pre-specified market conditions are achieved and service requirements are met.

8.
STOCKHOLDERS EQUITY

Class A Common Stock

As of September 30, 2026, there were 87,915,531 shares of Class A common stock issued, 14,066,226 shares of treasury stock, and 73,849,305 shares outstanding. As of December 31, 2025, there were 84,935,154 shares of Class A common stock issued, 11,514,247 shares of treasury stock, and 73,420,907 shares outstanding.

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

As of September 30, 2026, and December 31, 2025, 4,190,479 and 4,191,326 shares of Class B common stock were issued and outstanding, respectively, due primarily to the IPO and offering transactions, and Class B conversions described above.

Treasury Stock

During the nine months ended September 30, 2026 and 2025, the Company repurchased 2,551,979 and 401,744 shares, respectively, pursuant to the Company's repurchase program and from its employees for the purpose of settling tax liabilities incurred upon the delivery of equity-based compensation awards. The result of the repurchases was an increase of $159,459 and $28,468, respectively, in the treasury stock balance on the Company’s condensed consolidated statements of changes in equity as of September 30, 2026 and 2025.

Share Repurchase Plan

In February 2026, the Board of Directors authorized the repurchase of up to $300,000 of Class A common stock and/or Class A partnership units of Group LP with no expiration date. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will be opportunistic and measured in nature and will depend on a variety of factors, including price and market conditions. The dollar value of shares that may yet be purchased under the program was $208,666 as of September 30, 2026.

Noncontrolling Interests

A Group LP Class A partnership unit (not held by Moelis & Company or its subsidiaries) is exchangeable into one share of Moelis & Company Class A common stock and represents the Company’s noncontrolling interests (non-redeemable). As of September 30, 2026 and December 31, 2025, partners held 7,043,646 and 6,396,846 Group LP partnership units, respectively, representing a 9% and 8% noncontrolling interest in Moelis & Company, respectively.

Controlling Interests

Moelis & Company operates and controls all of the business and affairs of Group LP and its operating entity subsidiaries indirectly through its equity interest in Group GP, and thus the 73,849,305 shares of Class A common stock outstanding as of September 30, 2026 (73,420,907 as of December 31, 2025), represent the controlling interest.

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

During the three months ended September 30, 2026 and 2025, the Company incurred $323 and $552, respectively, in aircraft lease costs to be paid to Manager, and $1,292 and $1,180 for the nine months ended September 30, 2026 and 2025. Aircraft lease costs are recorded under Travel and related expenses in the condensed consolidated statements of operations.

Promissory Notes — As of September 30, 2026, there were $12,470 of unsecured promissory notes from employees held by the Company (December 31, 2025: $10,174). Any outstanding balances are reflected in accrued and other receivables on the condensed consolidated statements of financial condition. The notes bear fixed interest rates ranging from 4.00% to 5.00%. During the three months ended September 30, 2026 and 2025, the Company received $2,321 and $0 principal repayments, respectively, and $6,766 and $250 for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized interest income of $113 and $115, respectively, and $361 and $346 for the nine months ended September 30, 2026 and 2025, respectively, on such notes, which is included in other income and expenses on the condensed consolidated statements of operations.

Services Agreement — In connection with the Company’s IPO, the Company entered into a services agreement with a related party, Moelis Asset Management LP, whereby the Company provides certain administrative services to Moelis Asset Management LP for a fee. This fee totaled $58 and $58 for the three months ended September 30, 2026 and 2025, respectively, and $173 and $173 for the nine months ended September 30, 2026 and 2025, respectively. The amount of the fee is based upon the estimated usage and related expense of all shared services between the Company and Moelis Asset Management LP during the relevant period and will be assessed periodically by management as per the terms of the agreement. As of September 30, 2026 and December 31, 2025, the Company had no balances due to or from Moelis Asset Management LP.

Revenues — From time to time, the Company enters into advisory transactions with affiliated entities, such as Moelis Asset Management LP and its affiliates, and certain other related parties. The Company earned revenues associated with such transactions of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $131 for the nine months ended September 30, 2026 and 2025.

10.
REGULATORY REQUIREMENTS

Under the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) Alternative Standard under Section (a)(1)(ii), the minimum net capital requirement is $250. As of September 30, 2026, U.S. Broker Dealer had net capital of $497,155, which was $496,905 in excess of its required net capital. As of December 31, 2025, U.S. Broker Dealer had net capital of $371,998, which was $371,748 in excess of its required net capital.

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

As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the credit facility. As of September 30, 2026, the Company’s available committed credit under this facility, net of the FINRA credit line capacity, was $4,382 as a result of the issuance of an aggregate amount of $618 of various standby letters of credit, which were required in connection with certain office leases and other agreements.

U.S. Broker Dealer Facility - The U.S. Broker Dealer maintains a $45,000 revolving credit facility agreement pre-approved by FINRA with a credit period ending May 24, 2027 and a maturity date of May 24, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September and December of each calendar year. The Company had no borrowings under this credit facility and the available committed credit was $45,000 as of September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Supplemental Income Statement Information:
Operating lease cost	$8,067	$7,563	$25,075	$21,896

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Net operating cash inflows/(outflows) for operating leases	$(8,807)	$(6,725)	$(23,653)	$(20,392)

Other Information:
Right-of-use assets obtained in exchange for lease obligations (e.g. new leases and amendments commenced during the period)	$—	$53,880	$5,508	$56,745

	September 30,
	2026	2025
Weighted-average remaining lease term - operating leases (in years)	10.25	11.13
Weighted-average discount rate - operating leases	4.63%	4.63%

During the nine months ended September 30, 2026 and 2025, the Company received $0 and $152 of tenant improvements allowances, respectively. These cash receipts are included within net operating cash inflows/(outflows) for operating leases in the supplemental cash flow information above.

As of September 30, 2026, the future maturities of our operating lease liabilities are as follows:

Fiscal year ended	Operating Leases
Remainder of 2026	$6,435
2027	33,327
2028	32,671
2029	33,826
2030	30,346
Thereafter	189,765
Total Payments	$326,370

Less: Tenant improvement allowances	(1,197)
Less: Present value adjustment	(68,408)
Total	$256,765

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

12.
EMPLOYEE BENEFIT PLANS

The Company covers substantially all U.S. salaried employees with a defined contribution 401(k) plan. Each salaried employee of the Company who has attained the age of 21 is eligible to participate in the 401(k) plan on their first day of employment. Any employer contributions to the 401(k) plan are entirely at the discretion of the Company. The Company accrued expenses relating to employer matching contributions to the 401(k) plan for the three months ended September 30, 2026 and 2025, in the amounts of $1,231 and $1,096, respectively, and $3,723 and $3,134 for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company’s provisions for income taxes and effective tax rates were $24,112 and 27% and $22,242 and 27% for the three months ended September 30, 2026 and 2025, respectively. The Company's provisions for income taxes and effective tax rates were $48,133 and 23% and $28,904 and 15% for the nine months ended September 30, 2026 and 2025, respectively. The income taxes for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax-deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity. The excess tax benefits for the three months ended September 30, 2026 and 2025 were $296 and $112, respectively, and $8,977 and $22,564 for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded a decrease in the net deferred tax asset of $30,699 for the nine months ended September 30, 2026, which was primarily attributable to the amortization of the tax basis in Group LP assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$379,488	$329,366	$1,008,772	$849,581
Europe	33,717	17,959	99,172	108,750
Rest of World	12,372	9,567	46,800	70,530
Total	$425,577	$356,892	$1,154,744	$1,028,861

	September 30,	December 31,
	2026	2025
Assets:
United States	$1,281,148	$1,433,317
Europe	138,089	149,263
Rest of World	126,068	158,105
Total	$1,545,305	$1,740,685

15.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto other than the following. The Board of Directors of Moelis & Company has declared a dividend of $0.65 per share to be paid on December 17, 2026, to Class A common stockholders of record on November 16, 2026.

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

As of September 30, 2026, we served our clients globally with 1,121 advisory bankers. We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters which set forth our fees. We generally generate fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter. The performance of our business depends on the ability of our professionals to build relationships with clients over many years by providing trusted advice and exceptional transaction execution.

Business Environment and Outlook

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in Part II. Other Information of this Form 10-Q and in our Form 10-K for a discussion of some of the factors that can affect our performance. The M&A market data for announced and completed transactions during the three and nine months ended September 30, 2026 and 2025, referenced throughout this Form 10-Q was obtained from LSEG - Financial Technology & Data (formerly known as Refinitiv) as of October 7, 2026 and October 6, 2025, respectively.

For the first nine months of 2026, we earned GAAP revenues of $1,154.7 million compared with $1,028.9 million earned during the same period in 2025. This represents an increase of 12% compared to a 10% increase in the number of global completed M&A transactions greater than $100 million in the same period.

Client engagement remains strong across our business, supported by the underlying fundamentals of transaction activity. In M&A, the pursuit of scale and the need to strengthen competitive positioning remain key drivers of activity, while financial sponsors face growing pressure to monetize a substantial backlog of investments. In capital structure advisory, increased lender selectivity, higher interest rates, and evolving credit conditions are driving demand for liability management and restructuring transactions. Our capital markets business is experiencing strong demand for capital raising solutions, although recent market volatility may delay transaction completions. In private capital advisory, our expanded capabilities have positioned us to capitalize on the ongoing demand for alternative liquidity solutions among both general partners and limited partners. Geopolitical tensions and higher energy prices, inflation concerns, higher interest rates, and questions around the scale and financing of AI infrastructure have contributed to increased market volatility. While the timing of deal completions may be impacted by these factors, we believe we are well-positioned to navigate these dynamic markets given our diversified capabilities, strong balance sheet, substantial liquidity and zero debt.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Revenues	$425,577	$356,892	19%	$1,154,744	$1,028,861	12%
Expenses:
Compensation and benefits	282,386	255,410	11%	762,178	719,069	6%
Non-compensation expenses	61,318	53,168	15%	197,367	163,937	20%
Total operating expenses	343,704	308,578	11%	959,545	883,006	9%
Operating income (loss)	81,873	48,314	69%	195,199	145,855	34%
Other income and (expenses)	8,791	33,999	-74%	16,908	43,650	-61%
Income (loss) before income taxes	90,664	82,313	10%	212,107	189,505	12%
Provision (benefit) for income taxes	24,112	22,242	8%	48,133	28,904	67%
Net income (loss)	$66,552	$60,071	11%	$163,974	$160,601	2%

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

We earn substantially all of our revenues from advisory engagements, and, in many cases, we are not paid until the completion of an underlying transaction. The vast majority of our advisory revenues are recognized over time, although the recognition of our transaction fees is constrained until the engagement is substantially complete.

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

Three Months Ended September 30, 2026 versus 2025

Revenues were $425.6 million for the three months ended September 30, 2026 as compared with $356.9 million for the same period in 2025, representing an increase of 19%. The increase in revenues is primarily attributable to an increase in average fees earned per completed transaction, as compared with the prior year period.

For the three months ended September 30, 2026 and 2025, we earned revenues from 124 clients and 155 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 65 clients and 72 clients, respectively.

Nine Months Ended September 30, 2026 versus 2025

Revenues were $1,154.7 million for the nine months ended September 30, 2026 as compared with $1,028.9 million for the same period in 2025, representing an increase of 12%. The increase in revenues is primarily attributable to an increase in average fees earned per completed transaction, as compared with the prior year period.

For the nine months ended September 30, 2026 and 2025, we earned revenues from 280 clients and 290 clients, respectively, and the number of clients that paid fees equal to or greater than $1 million was 187 clients and 181 clients, respectively.

Operating Expenses

The following table sets forth information relating to our operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Expenses:
Compensation and benefits	$282,386	$255,410	11%	$762,178	$719,069	6%
% of revenues	66%	72%		66%	70%
Non-compensation expenses	$61,318	$53,168	15%	$197,367	$163,937	20%
% of revenues	14%	15%		17%	16%
Total operating expenses	$343,704	$308,578	11%	$959,545	$883,006	9%
% of revenues	81%	86%		83%	86%

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

Three Months Ended September 30, 2026 versus 2025

Operating expenses were $343.7 million for the three months ended September 30, 2026 and represented 81% of revenues, compared with $308.6 million for the same period in 2025 which represented 86% of revenues.

The increase in operating expenses was attributable to both increased compensation and benefits and non-compensation expenses, as compared with the prior year period.

Nine Months Ended September 30, 2026 versus 2025

Operating expenses were $959.5 million for the nine months ended September 30, 2026 and represented 83% of revenues, compared with $883.0 million for the same period in 2025 which represented 86% of revenues. The increase in operating expenses was attributable to both increased compensation and benefits and non-compensation expenses, as compared with the prior year period.

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

Three Months Ended September 30, 2026 versus 2025

For the three months ended September 30, 2026, compensation related expenses of $282.4 million represented 66% of revenues, compared with $255.4 million which represented 72% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to higher headcount, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period primarily due to greater revenues.

Nine Months Ended September 30, 2026 versus 2025

For the nine months ended September 30, 2026, compensation related expenses of $762.2 million represented 66% of revenues, compared with $719.1 million which represented 70% of revenues in the prior year period. The increase in compensation and benefits is primarily attributable to higher headcount, as compared to the prior year period. As a percentage of revenues, compensation related expenses decreased as compared to the prior year period primarily due to greater revenues.

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

Three Months Ended September 30, 2026 versus 2025

For the three months ended September 30, 2026, non‑compensation expenses of $61.3 million represented 14% of revenues, compared with $53.2 million which represented 15% of revenues in the prior year period. The increase in non-compensation expenses is primarily driven by occupancy and depreciation expenses related to new office space, communication, technology and information services expenses, including investments related to AI, and increased business and client activity, including higher deal-related travel and client conferences, as compared with the prior year period.

Nine Months Ended September 30, 2026 versus 2025

For the nine months ended September 30, 2026, non‑compensation expenses of $197.4 million represented 17% of revenues, compared with $163.9 million which represented 16% of revenues in the prior year period. The increase in non-compensation expenses is primarily driven by occupancy and depreciation expenses related to new office space, communication, technology and information services expenses, including investments related to AI, and increased business and client activity, including higher deal-related travel and client conferences, as compared with the prior year period.

Other Income and Expenses

Other income and expenses consists of earnings from equity method investments, gains and losses on investments, interest income and expense, and other infrequent gains or losses.

Three Months Ended September 30, 2026 versus 2025

For the three months ended September 30, 2026, other income and expenses was income of $8.8 million, primarily related to income and net gains on financial assets, income associated with the forfeiture or return of compensation by former employees, and the Company's share of MA Financial's results. For the prior year period, other income and expenses was income of $34.0 million, primarily related to a gain of $19.1 million from the sale of 5,000,000 shares of our investment in MA Financial, $6.5 million in income associated with the forfeiture or return of compensation by former employees, and $3.5 million in income from the Company's investment in MA Financial.

Nine Months Ended September 30, 2026 versus 2025

For the nine months ended September 30, 2026, other income and expenses was income of $16.9 million, primarily related to income and net gains on financial assets, income associated with the forfeiture or return of compensation by former employees, and the Company's share of MA Financial's results. For the prior year period, other income and expenses was income of $43.7 million, primarily related to a gain of $19.1 million from the sale of 5,000,000 shares of our investment in MA Financial, $13.4 million in net gains and income on financial assets, $6.5 million in income associated with the forfeiture or return of compensation by former employees, and $5.1 million in income from the Company's investment in MA Financial.

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

Three Months Ended September 30, 2026 versus 2025

The Company’s provisions for income taxes and effective tax rates were $24.1 million and 27% and $22.2 million and 27% for the three months ended September 30, 2026 and 2025, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from

Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax deductible items.

Nine Months Ended September 30, 2026 versus 2025

The Company’s provisions for income taxes and effective tax rates were $48.1 million and 23% and $28.9 million and 15% for the nine months ended September 30, 2026 and 2025, respectively. The income tax provisions for the aforementioned periods primarily reflect the Company’s allocable share of operating results from Group LP at the prevailing U.S. federal, state, and local corporate income tax rates and the effect of certain non-tax deductible items, offset by the effect of the excess tax benefit recognized in connection with the delivery of equity-based compensation at an appreciated price above the grant date price for such equity.

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

We evaluate our cash needs on a regular basis in light of current market conditions. Cash and cash equivalents include all short‑term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2026 and December 31, 2025, the Company had cash equivalents of $102.7 million and $427.8 million, respectively, invested primarily in U.S. and U.K. sovereign debt securities, money market funds, and certificates of deposit. Additionally, as of September 30, 2026 and December 31, 2025, the Company had cash of $67.2 million and $80.8 million, respectively, maintained in U.S. and non‑U.S. bank accounts, of which most bank account balances exceeded the U.S. Federal Deposit Insurance Corporation (“FDIC”) and U.K. Financial Services Compensation Scheme (“FSCS”) coverage limits.

In addition to cash and cash equivalents, we hold sovereign debt securities, which are highly liquid instruments in active markets that are classified as investments on our condensed consolidated statements of financial condition as they have original maturities of three months or more from the date of purchase. As of September 30, 2026 and December 31, 2025, the Company held $488.8 million and $340.2 million of investments, respectively.

Our liquidity is highly dependent upon cash receipts from clients which generally requires the successful completion of transactions. The timing of receivable collections typically occurs within 60 days of billing. As of September 30, 2026 and December 31, 2025 accounts receivable were $57.4 million and $82.2 million, respectively, net of allowances of $4.3 million and $2.1 million, respectively.

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

As of September 30, 2026, the Company had no borrowings under the $5.0 million credit facility and the Company’s available committed credit, net of the FINRA credit line capacity, was $4.4 million as a result of the issuance of an aggregate amount of $0.6 million of various standby letters of credit, which were required in connection with certain office leases and other agreements.

In addition, Moelis & Company LLC ("U.S. Broker Dealer") maintains a $45.0 million revolving credit facility agreement pre-approved by FINRA to provide additional regulatory capital as necessary. Under the facility, U.S.

Broker Dealer may borrow capital until May 24, 2027, the end of the credit period, and must repay aggregate principal balances by the maturity date of May 24, 2028. The Company incurs a 0.25% per annum fee on the amount of the unused commitment. Borrowings on the facility bear interest equal to the Prime rate, payable quarterly in arrears on the last day of March, June, September, and December of each calendar year. U.S. Broker Dealer had no borrowings under the credit facility and the available committed credit under this facility was $45.0 million as of September 30, 2026.

The Board of Directors of Moelis & Company declared a regular quarterly dividend of $0.65 per share. The $0.65 per share will be paid on December 17, 2026 to Class A common stockholders of record on November 16, 2026. During the nine months ended September 30, 2026 the Company paid aggregate dividends of $1.95 per share.

During the nine months ended September 30, 2026 and 2025, the Company repurchased 2,551,979 and 401,744 shares, respectively, pursuant to the Company's share repurchase program and from its employees for the purpose of settling tax liabilities incurred upon delivery of equity-based compensation awards. In February 2026, the Board of Directors authorized the repurchase of up to $300.0 million of Class A common stock and/or Class A partnership units of Group LP with no expiration date. The dollar value of shares that may yet be purchased under the program was $208.7 million as of September 30, 2026.

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

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash provided by (used in)
Operating activities:
Net income (loss)	$163,974	$160,601
Non-cash charges	205,669	175,351
Other operating activities	(167,203)	(98,398)
Total operating activities	202,440	237,554
Investing activities	(181,482)	(186,242)
Financing activities	(358,583)	(184,391)
Effect of exchange rate changes	(877)	2,335
Net increase (decrease) in cash	(338,502)	(130,744)
Cash, cash equivalents, and restricted cash, beginning of period	509,365	413,179
Cash, cash equivalents, and restricted cash, end of period	$170,863	$282,435

Nine Months Ended September 30, 2026

Cash, cash equivalents and restricted cash were $170.9 million at September 30, 2026, a decrease of $338.5 million from $509.4 million at December 31, 2025. Operating activities resulted in a net inflow of $202.4 million primarily attributable to cash collected from clients, net of cash operating outflows, including discretionary bonus paid during the period. Investing activities resulted in a net outflow of $181.5 million primarily attributable to net purchases of investments. Financing activities resulted in a net outflow of $358.6 million primarily related to the payment of dividends and tax distributions and treasury stock purchases.

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

Contractual Obligations

As of September 30, 2026, the Company has a total payable of $270.0 million due pursuant to the tax receivable agreement in the condensed consolidated financial statements and of this amount an estimated $39.0 million will be due in less than one year. These amounts represent management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 225 days of the filing of our tax returns. We generally expect to receive the tax savings prior to making the cash payments to the eligible selling holders of Group LP partnership units. The Company made a payment of $32.2 million pursuant to the tax receivable agreement during the first nine months of 2026.

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

Exchange Rate Risk

The Company is exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of the Company’s non‑U.S. dollar denominated assets and liabilities. Non‑functional currency‑related transaction gains and losses are recorded in the condensed consolidated statements of operations. In addition, the reported amounts of our revenues and other income from investments may be affected by movements in the rate of exchange between the pound sterling, euro, Brazilian real, Hong Kong dollar, Israeli shekel, rupee, Australian dollar, Saudi riyal and the U.S. dollar, in which our financial statements are denominated. Other comprehensive income (loss) in the condensed consolidated statements of comprehensive income were losses of $0.7 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and a loss of $0.9 million and a gain of $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, primarily from the fluctuations of foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the three and nine months ended September 30, 2026 and 2025, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2026 and 2025, no such amounts were recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

None.

Issuer Purchases of Equity Securities in the third quarter of 2026

				Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans	the Plan or
Period	Purchased(1)	Paid per Share	or Programs(2)(3)	Programs(2)(3)
July 1 - July 31	25,445	$67.02	25,000	$224.6 million
August 1 - August 31	252,130	67.36	235,883	208.7 million
September 1 - September 30	—	—	—	208.7 million
Total	277,575	$67.33	260,883	$208.7 million

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

On August 26, 2026, Kenneth Moelis, Executive Chairman of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 209,148 shares of the Company’s common stock. The plan’s maximum duration is until February 3, 2027.

During the three months ended September 30, 2026, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November, 2026.

MOELIS & COMPANY

/s/ Navid Mahmoodzadegan
Navid Mahmoodzadegan
Chief Executive Officer

/s/ Christopher Callesano
Christopher Callesano
Chief Financial Officer